Form 10-Q
period 1996-08-31
NUGGET EXPLORATION INC
filed 1996-12-12
CIK 356590

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        August 31, l996

Commission file Number     0-10201

                   Nugget Exploration, Inc.


    Nevada                             83-0250943
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

815 South Durbin Street, Casper, WY          82601
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(307) 234-9151

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.01 Par Value - 15,006,000 shares as of
August 31, l996.

                 PART I. - FINANCIAL INFORMATION

                     NUGGET EXPLORATION, INC.

  The financial Information required by Part 1 of Form 10-Q is not required at this time because under rule 13a-13 (c)
  (3) such information is not required for a mining company not in the production stage but engaged primarily in the exploration for or development of mineral deposits other than oil, gas or coal if the registrant has not been in production during the current fiscal year or the two years immediately prior thereto and if the receipts from the sale of mineral products or from operations of mineral producing properties has not exceeded $500,000 in any of the most

  recent six years or aggregated more than $1,500,000 in the most recent six years.

  Nugget Exploration, Inc. operations to date have been the acquisition of properties and limited exploration activities which produced some income during the 1984-85 fiscal year.

                   PART II - OTHER INFORMATION


Items 1 through 5 - Not Applicable

Item  6-

        a. Exhibits - None

        b. Reports on Form 8-K - None.

                        NUGGET EXPLORATION, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NUGGET EXPLORATION, INC.
                                   Registrant


October 6, l996                    Mary C. MacGuire
Date                               Mary c. MacGuire
                                   Principal Financial Officer


October 6, l996                    John W. MacGuire
Date                               John W. MacGuire
                                   Principal Executive Officer