Form 10-Q
period 1997-02-28
NUGGET EXPLORATION INC
filed 1997-03-11
CIK 356590

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        February 28, l997

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

     Common Stock, $0.01 Par Value - 15,006,000 shares as of
February 28, 1997.

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




                                   NUGGET EXPLORATION, INC.
                                   Registrant


March 1, 1997                        Mary C. MacGuire
Date                               Mary c. MacGuire
                                   Principal Financial Officer


March 1, l997                        John W. MacGuire
Date                               John W. MacGuire
                                   Principal Executive Officer