Form 10-Q
period 1997-08-31
NUGGET EXPLORATION INC
filed 1997-10-14
CIK 356590

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        August 31, l997

Commission file Number     0-10201

                   Nugget Exploration, Inc.


    Nevada                             83-0250943
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

815 South Durbin Street, Casper, WY          82601
(Address of principal executive offices)     (Zip Code)

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


                         YES [ ]        NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0.01 Par Value - 15,006,000 shares as of
August 31, l997.

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




                                   NUGGET EXPLORATION, INC.
                                   Registrant


August 31, 1997                        Mary C. MacGuire
Date                               Mary C. MacGuire
                                   Principal Financial Officer


August 31, l997                        John W. MacGuire
Date                               John W. MacGuire
                                   Principal Executive Officer