Form 10-K
period 1997-05-31
NUGGET EXPLORATION INC
filed 1997-11-03
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K, ANNUAL REPORT
For the Fiscal Year Ended May 31, l997
Commission File Number 0-10210
Nugget Exploration, Inc.
815 South Durbin St.
Casper, Wyoming 82601
State of Incorporation, Nevada
IRS Employer Identification Number 83-0250943
Securities registered pursuant to Section 12(g) of the Act:
$0.01 Par Value Common Stock

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceeding 12 months and, (2) has been subject to such filing require-ments for the past 90 days. YES (X) NO ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, or any amendment to this form 10-K, (X)

The aggregate market value of the registrant's voting stock held as of May 31, l997 by nonaffiliates of the Registrant was $302,250.

DOCUMENTS INCORPORATED BY REFERENCE
Registrant hereby incorporates by reference into this 10-K report the information in the Registrant's 1997
Annual Report to Security Holders for the year ended
May 31, l997 attached as Exhibit 13.

10-K  S-K  Description of Item           Caption
Item #
Part 1.
1 101 (a)(1)     General Development     Business
  101 (a0(2)     Plan of Operation       Not Applicable
  101 (b)        Industry Segments       NA
  101 (c)(1)     Description of Business Business
  101(c)(1)(i)   Products Produced       Business
  101(c)(1)(ii)  Status of Product       NA
  101(c)(1)(iii) Available Raw Materials NA
  101(c)(1)(iv)  Patents, Concessions    NA
  101(c)(1)(iv)  Seasonal Business       NA
  101(c)(1)(iv)  Working capital         NA
  101(c)(1)(vii) Customer Dependence     Business
  101(c)(1)(viii)Backlog Orders          NA
  101(c)(1)(ix)  Government Contracts    NA
  101(c)(1)(x)   Competition             Competition
  101(c)(1)(xi)  Research & Development  NA
  101(c)(1)(xii) Evironmental Regulation NA
  101(c)(1)(xiii)Employees               NA
  101(d)         Foreign Operations      NA
2 102            Properties              Business
3 103            Legal Proceedings       None
a N/A            Submission to a vote of
                 Security Holders        None
Part 11.
5 201(a)         Market Information      Stock Price
  201(b)         Holders                 Stock Price
  201(c)         Dividends               Stock Price
6 303            Management's Discussion Management's
                                         Discussion
8 N/A            Balance Sheet           Consolidated
                                         Balance Sheet
  N/A            Statement of Income     Operations
  N/A            Changes in Financial
                   Condition             Changes in
                                         Financial
                                         Condition
  N/A            Stockholders' Equity    Changes in
                                         Holders'
                                         Equity
  302(a)         Quarterly Information   NA
  302(b)         Changing Prices         NA
  302(c)         Oil & Gas Activities    NA
  N/A            Accountant Disagreement None
Part 111.
10 401(a)        Directors               Officers
   401(b)        Executive Officers      Officers
   401(c)        Significant Employees   None
   401(d)        Family Relationships    Officers
   401(e)(1)     Experience              Officers
   401(e)(2)     Other Directorships     Officers
   401(f)        Legal Involvement       None
   402(a)(1)     Cash Compensation       Compensation
   402(a)(2)     Bonus, Deferred Comp.   None
   402(b)(1)     Compensation Plans      None
   402(b)(2)     Pension Table           NA
   402(b)(3)     Pension Disclosure      NA
   402(b)(4)     Stock Options & Rights  NA
   402(c)        Other Compensation      Compensation
   402(d)(1)     Director's Compensation Compensation
   402(d)(2)     Other Arrangements      None
   402(e)        Termination & Control   NA
   403(a)        Beneficial Owners       Management
   403(b)        Management Ownership    Management
   403(c)        Changes in Control      none
   404(a)        Management Transactions Transactions
   404(b)        Business Relationships  Transactions
   404(c)        Management Indebtedness None
   404(d)        Promoter Transactions   NA
Part IV
Item 14          Exhibits, Financial Statements
      (a)(1)     Financial Statements
                 Report of the Treasurer
                 Consolidated Balance Sheets
                 Consolidated Statement of Operations
                 Changes in Stockholders Equity
                 Changes in Financial Position
                 Notes to Consolidated Statements
      (a)(2)     Schedules:
                 Report of the Treasurer
                 IV Indebtedness to Related Parties
                 V  Property
                 IX Short-term Borrowings
           All other Schedules have been omitted since
           the required information is set forth in the
           Consolidated Financial Statements, is not
           present in the accounts, or is not required
           under exception of Rule 5.04.
      (b)        8-K Reports:
                 None
      (c)        Exhibits:
         3 -     Articles of Incorporation and Bylaws
                 incorporated by reference to
                 Registration Statement No. 2-74955-D.
         13 -    1997 Annual Report to Security Holders.
         25 -    Power of Attorney.

                         SIGNATURES
Pursuant to the requirements of Paragraph 13 of the Securities Exchange Act of 1934, the Registrant duly has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, l997
                            Nugget Exploration, Inc.
                            a Nevada Corporation



                          By John W. MacGuire
                          John W. MacGuire, Principal
                          Executive Officer

                          By Mary C. MacGuire
                          Mary C. MacGuire, Principal
                          Financial Officer and
                          Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Date             Name and Title        Signature
August 12, l997 John W. MacGuire       John W. MacGuire

August 12, l997 Mary C. MacGuire       Mary C. MacGuire

                           By John W. MacGuire
                              John W. MacGuire
                              Attorney-in-Fact