Form 10-Q
period 1998-02-28
NUGGET EXPLORATION INC
filed 1998-03-27
CIK 356590

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        February 28, l998

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

     Common Stock, $0.01 Par Value - 15,006,000 shares as of
February 28, l998.

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

        a. Exhibits - None

        b. Reports on Form 8-K - Notice President deceased.

                        NUGGET EXPLORATION, INC.

                           SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NUGGET EXPLORATION, INC.
                                   Registrant


March 22, l998                     Mary C. MacGuire
Date                               Mary c. MacGuire
                                   Principal Financial Officer


March 22, l998                     Delores H. MacQueen
Date                               Delores H. MacQueen
                                   Secretary