Form 10KSB
period 1998-05-31
NUGGET EXPLORATION INC
filed 1998-09-16
CIK 356590

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          Form 10-KSB

(Mark One)
     [X ] Annual report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the fiscal year ended May 31, 1998.

     [  ] Transition report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number:  0-10201

                    NUGGET EXPLORATION, INC.
          (Name of small business issuer in its charter)

                Nevada                         83-0250943
     (State or other jurisdiction           (I.R.S. Employer
    of incorporation or organization)      Identification No.)

         815 South Durbin Street,                82601
            Casper, Wyoming                    (Zip Code)
         (Address of principal
           executive offices)

Issuer's Telephone Number:    (307) 234-2895

Securities to be registered under Section 12(b) of the Exchange
Act:

Title of Each Class:  None       Name of each exchange on which
                                 registered:  N/A

Securities to be registered under Section 12(g) of the Exchange
Act:

                 Common Stock, $0.01 par value
                      (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      [X ] Yes  [  ] No

     Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of
registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [   ]

     The issuer's total revenues for the year ended May 31, 1998, were $0.00.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of May 31, 1998, was $124,929 based on an estimated 11,359,000 shares held by non-affiliates.

     The number of shares outstanding of the issuer's common stock ($0.01 par value), as of May 31, 1998, was 15,006,000. As of August 31, 1998 the number of shares outstanding was 30,106,000.

     Transitional Small Business Format:   Yes [  ]   No [X ]

                       TABLE OF CONTENTS

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . .4

ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . .8

ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . .9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .9

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . .9

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION. . . . . . . . . . . . . . . . . . . . . . 10

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . 11

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING FINANCIAL DISCLOSURE. . . . . . . . . . . 12

                             PART III

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
          THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . 12

ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 13

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS. . . . . . . 14

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . 15

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . 17

     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . 17

     INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . 18

                              PART I


ITEM 1.   DESCRIPTION OF BUSINESS.


Business Development

     Nugget Exploration, Inc. (the "Company") was originally incorporated in Nevada on July 24, 1980 under the name of Western Exploration and Mining Company to engage in the business of locating, acquiring, testing, exploring and mining precious metals including gold, silver, uranium and other mineral properties. On February 5, 1981, the Company amended its Articles of Incorporation to change its name to Nugget Exploration, Inc.

     In connection with its business objective as stated above, on November 19, 1980, the Company acquired sixteen patented mining claims covering 1280 acres in the Atlantic City-South Pass Mining district and nineteen patented mining claims covering 400 acres in the Lewiston Mining District, Fremont County, Wyoming (together referred to as the "Wyoming Property").

     To date, the Company has been unable to obtain the necessary funds to proceed with any exploration and mining activities on this property to a level that would produce revenues and profits for the Company. The Company has also experienced continued opposition from various environmental groups with regards to future mining related activities on the property. As a result, the property has not had any mining related activity for many years and the Company does not anticipate engaging in any mining related activities on the property in the future. On March 25,1998 the Company placed its interests in the Wyoming Property on the market for sale. For more information, see Item(2)-- "Property".

     On November 27, 1997, John W. MacGuire, the Company's president and director passed away. Currently, the Company is being operated by Mr. MacGuire's surviving wife - Ms. Mary MacGuire who is the Company's acting President and director and Ms. Delores MacQueen the Company's Secretary and director. Other than Ms. MacGuire and Ms. MacQueen, the Company has no employees. Neither Ms. MacGuire nor Ms. MacQueen have significant experience in the mining industry or operating businesses other than indirectly through their husbands who are both deceased.

     In an effort to develop some value in the Company, On March 5, 1998, the Company executed a Financial Consulting Agreement (the "Agreement") with Park Street Investments, Inc. ("Park Street"). Pursuant to the Agreement, Park Street is to assist the Company in restructuring its capitalization and in finding a suitable merger or business combination. Park Street is a Utah

Corporation 100% owned by Ken Kurtz. This agreement was filed on Form 8-K dated June 22, 1998 with the Securities and Exchange
Commission and is incorporated herein by reference.

     According to the Agreement, Park Street has agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street is to actively pursue, negotiate and structure a merger or business combination with a third party on
behalf of the Company.   Park Street has also agreed to pay for
the costs associated with these responsibilities until the Company effects a business combination with another entity.

     On June 22, 1998, and in consideration for the assistance of Park Street and a cash infusion to the Company by Park Street of $15,100, the Company issued 15,100,000 shares of restricted common stock (the "Shares") to a designee of Park Street -- First Avenue, Ltd., a limited partnership organized under the laws of
the State of Utah.   Ken Kurtz, being a general partner of First
Avenue, Ltd. and the president of Park Street, indirectly controls the Shares. See Item (12) "Certain Relationships and Related Transactions" for more information on this Agreement.

Business of the Issuer

     For many years, the Company has remained dormant without any material operations. The Company's only asset is its interest in the Wyoming property which it currently has on the market for sale (see Item(2)-- "Property"). The Company does not produce any other goods or provide any other services. The Company has no employees, full or part time, aside from its officers and directors.

     Given the limited mining experience of the Company's present management, opposition from environmental groups and its substantial debts, the Company does not expect to continue as a mining related Company.

     Through its Agreement with Park Street, the Company receives services necessary to maintain its operations which are primarily focused on the sale of its Wyoming Property, the settlement of its debts, and in locating an entity with which it can combine or acquire. However, there can be no assurances that the Company will be able to negotiate a business combination or if such a business combination is achieved, that it will be profitable, worthwhile or sustainable.

     Through Park Street, its consultant, the Company is in the process of prospecting for, interviewing and performing the necessary due diligence to structure a successful business combination.

     Over the years, the Company has accrued substantial debt.
Furthermore, the Company is unable to meet its current obligations. As of the date of this report, the Company reported a stockholders' deficit of nearly $2 million. Except for a nominal amount of cash, the Wyoming Property is currently the
 Company's only asset. See Item(7) "Financial Statements".

     To operate, the Company is currently relying solely on the resources provided by Park Street in accordance with its consulting agreement with Park Street. For more information about this agreement, see Item (1) "Description of Business Business Development" and Item (12) "Certain Relationships and Related Transactions".

     While the Company's current primary business focus is its search for a suitable candidate with which to combine, its business focus could ultimately change. To the extent that the Company is successful in combining with a viable operating entity, its business would likely become that of the target company.

     In addition to the listing of its Wyoming Property interests for sale and its consulting arrangement with Park Street, the Company appointed the accounting firm of Jones, Jensen in Salt Lake City, Utah on July 27, 1998 to conduct an independent audit of the Company's accounting records. See Item(8)-- "Changes in and Disagreements with Accountant on Accounting Financial Disclosure."

Supplies and Equipment

     Because the Company has the Wyoming Property interests --
its only significant asset   for sale, the Company cannot foresee
or estimate what operations, if any, it may engage in the future. As such, the Company is unable to ascertain what types and amounts of supplies or equipment may be needed in the future.

Competition

     As mentioned throughout this report, the Company has the
Wyoming Property interests -- its only significant asset   for
sale. To this extent, the Company is competing with other sellers of similar properties for which competition is likely intense. While the Company has not had any significant mining activities nor does it expect any in the future, it may be classified by some as a mining related Company. To this extent, the Company would compete with other companies in the mining industry, which is in general, highly competitive. Competitors are well capitalized with resources far greater than those of the Company. The Company's competitive position in the mining industry is thus very insignificant. If minerals are discovered under the properties or leases in which the Company owns interest, the availability of ready markets for such minerals will depend upon a number of factors beyond the Company's control including the effect of federal and state regulations upon the extraction of minerals.

     The environment for the Company's current activities of searching for a suitable candidate with which to combine is highly competitive. There are thousands of companies seeking to merge with or acquire viable operating entities. It can be assumed that most, if not all of these companies have substantially more resources than the Company. The Company competes based on its large base of existing shareholders and its status as a reporting Company under the 1934 Securities and Exchange Act, as amended. However, the Company has no other resources to offer a potential target other than its stock. Additional issuance of its common stock would result in substantial dilution to the Company's existing shareholders. Moreover, to the extent the Company is unable to sell its property interests or settle its debts, its public shell becomes substantially less marketable and subject to even greater competition.

Environmental Regulation

     As an owner of interests in real property the Company is subject to laws surrounding any operations that could adversely effect the environment. To the best of its knowledge, the Company believes it is not subject to any adverse environmental claims from any regulatory agency, although no such assurances can be given.

     The Company believes that if it can sell its Wyoming Property interests and settle with its creditors, it would be an attractive entity into which a viable operating Company could merge. At this time, however, the Company has not identified a
merger candidate.   Moreover, if it is able to identify a
potential merger candidate, there are no assurances that it will be able to complete a transaction or that such transaction will result in an increase in shareholder value.

     To the extent the Company is unable to sell its Wyoming Property interests or settle with its creditors, it would become substantially less attractive for a potential merger candidate. Additionally, in the event the Company is unable to settle with its creditors it may be forced to seek protection from such creditors under applicable bankruptcy laws.

ITEM 2.   DESCRIPTION OF PROPERTY


     The Company holds sixteen patented mining claims covering 1280 acres in the Atlantic City-South Pass Mining district and nineteen patented mining claims covering 400 acres in the Lewiston Mining District, Fremont County, Wyoming (together referred to as the "Wyoming Property").

     On March 25,1998 the Company placed its interests in the Wyoming Property on the market for sale for $1,200,000. As of the date of this report, the Company has not had an appraisal performed on the property interests. The Company has only relied on estimates of value from its real estate agent and of its management in determining the price. As such, there are no assurances that this price reflects a true market value for the property interests. Moreover, the Company may consider a substantial price reduction if the property interests are not sold within a reasonable period of time.

     The Company's interests in the Wyoming Property are encumbered by certain grazing rights owned by an unrelated party. To the extent that potential buyers do not wish to be subject to this encumbrance, the potential sale of the Wyoming Property could be adversely affected. The Company has had discussions, from time-to-time, with the owners of the grazing rights with regards to possible terms they would be willing to accept to release such rights. However, no definitive agreement has been reached and no assurances can be given that the Company will be able to effect the release of such rights.

     As of the date of this report, there is no insurance of any kind in place covering the Wyoming Property. As such, the Company would not have funds to cover any adverse claims resulting from personal injury, property damage or otherwise. To the extent the Company is a party to such claim, its operations and financial condition could be additionally adversely affected.

     Notwithstanding the grazing rights, the Wyoming Property is not encumbered by any other encumbrances or liens, nor does it secure any form of indebtedness.

     There is strong opposition by environmentalists to mining activities in the area including and surrounding the Wyoming Property. Therefore, no assurances can be given that the property will ever be suitable for or have mining operations. As such, any potential buyer may only view the property for its recreational value, which may or may not be at a substantially lower price than if utilized for mining activities.

ITEM 3.   LEGAL PROCEEDINGS


     The Company is not aware of any pending legal proceeding.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company did not submit any matters before its shareholders during the year ended May 31, 1998 and has not submitted any matters to its shareholders since December 1993.

                            PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


     The Common Stock of the Company is currently traded through the NASD Over-the-Counter ("OTC") Bulletin Board ("OTCBB") under the symbol NUGT, although very limited trading has occurred over the past several years.

     The table set forth below lists the range of high and low bids of the Company's Common Stock for each quarter over the last two fiscal years. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     Calender
     Calendar Year       Quarter        High      Low

     1996                Third          $.02      $.005
                         Fourth         $.02      $.005

     1997                First          $.02      $.005
                         Second         $.02      $.005
                         Third          $.02      $.005
                         Fourth         $.02      $.005

     1998                First          $.02      $.005
                         Second         $.02      $.005

     As of May 31, 1998, there were approximately 616 holders of record of the Company's Common Stock. The Company has not declared any cash dividends for the last two fiscal years. The Company does not anticipate declaring any cash dividends in the near future. There are no restrictions that limit the Company's ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. The Company does not anticipate the payment of future dividends.

Recent Sales of Unregistered Securities

     Pursuant to the Agreement with Park Street, On June 22, 1998, the Company issued 15,100,000 shares of unregistered restricted common stock (the "Shares") to First Avenue, Ltd., a limited partnership organized under the laws of the State of Utah, as a designee of Park Street. Ken Kurtz, being a general partner of First Avenue, Ltd. and the president of Park Street, indirectly controls the Shares. For more information about this Agreement, See Item (12) "Certain Relationships and Related Transactions".


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
          OPERATION


Plan of Operations

     For many years, the Company has remained dormant without any operations or significant assets. The Company's current business plan involves the sale of its Wyoming Property, settlement of its debts, and finding a suitable merger or acquisition candidate that can provide the Company with a basis for successful operations. The Company does not currently produce any goods or provide any services, nor does the Company have any full or part time employees, aside from its officers and directors. The Company has no assets or resources to support itself. However, the Company recently signed a consulting agreement with Park Street. Under the agreement, Park Street has agreed to pay the Company's costs and support the Company's administrative needs
until it is able to combine with another entity.   For more
information about this agreement, see Item (1) "Description of
Business   Business Development" and Item (12) "Certain
Relationships and Related Transactions".

     The Company is currently searching for viable operating entities with which to combine. However, as of the date of this filing, no definitive agreements have been reached. The Company has not realized any cash inflow/or revenue for many years. The Company hopes that it can engage in a business combination with an entity that will provide the Company with revenue from operations. Since the Company no longer has any significant assets, any business combination that the Company ultimately effects will involve the issuance of the Company's Common Stock. Such an exchange of the Company's Common Stock would substantially dilute the existing ownership position of the Company's current shareholders. If the Company effects a future business combination, it may need financing to satisfy the cash requirements of its business combination partner. The nature and extent of these requirements will depend upon the kind of business acquired by the Company. Given the Company's limited cash flow and history of operating losses, there is a substantial risk that the Company will not be able to raise the capital necessary to make a subsequent business combination successful. A business combination will also likely result in the Company's recruitment of additional employees (For more information on these developments see Item (1) "Description of Business").


ITEM 7.   FINANCIAL STATEMENTS


     The Company's financial statements for the fiscal year ended
May 31, 1998 are attached hereto as pages F-3 through F-13.



              [THIS SPACE LEFT INTENTIONALLY BLANK]

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
Nugget Exploration, Inc.
(A Development Stage Company)
Casper, Wyoming


We have audited the accompanying balance sheets of Nugget Exploration, Inc. (a development stage company) as of May 31, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 1998, 1997 and 1996 and from inception on July 24, 1980 through May 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nugget Exploration, Inc. (a development stage company) as of May 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended May 31, 1998, 1997 and 1996 and from inception on July 24, 1980 through May 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continued as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
Salt Lake City, Utah
September 9, 1998

                         NUGGET EXPLORATION, INC.
                     (A Development Stage Company)
                             Balance Sheets


                             ASSETS

                                                            May 31
                                                      -----------------
                                                      1998         1997
                                                -----------    ----------
CURRENT ASSETS

 Cash                                           $     7,010    $       22
                                                -----------    ----------
  Total Current Assets                                7,010            22
                                                -----------    ----------
OTHER ASSETS

 Property held for sale (Note 6)                    111,502       111,502
                                                -----------    ----------
  Total Other Assets                                111,502       111,502
                                                -----------    ----------
  TOTAL ASSETS                                  $   118,512    $  111,524
                                                ===========    ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
 Accounts payable                               $   154,540    $  136,749
 Accrued payroll - related party (Note 7)           651,389       651,389
 Notes payable - related party (Note 4)             624,642       624,642
 Accrued interest - related party (Note 4)          591,652       520,386
 Notes payable (Note 8)                              29,714        29,714
 Accrued interest (Note 8)                           27,635        27,193
                                                -----------    ----------
  Total Current Liabilities                       2,079,572     1,987,073
                                                -----------    ----------
  TOTAL CURRENT LIABILITIES                       2,079,572     1,987,073
                                                -----------    ----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized
 of $0.01 par value; 15,006,000 shares
 issued and outstanding                             150,060       150,060
 Additional paid-in capital                       3,201,741     3,201,741
 Accumulated deficit                             (5,312,861)   (5,227,350)
                                                ------------   ----------
  Total Stockholders' Equity (Deficit)           (1,961,060)   (1,875,549)
                                                ------------   ----------
  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                              $  118,512    $  111,524
                                                ============   ==========

The accompanying notes are an integral part of these financial statements

                         NUGGET EXPLORATION, INC.
                     (A Development Stage Company)
                         Statements of Operations


                                                                      From
                                                                  Inception on
                                                                     July 24,
                                    For the Years Ended           1980 Through
                                           May 31,                   May 31,
                            1998          1997          1996          1998
                        ------------  ------------  ------------  ------------

REVENUES                $       -     $       -     $       -     $       -
                        ------------  ------------  ------------  ------------

LOSS FROM DISCONTINUED
 OPERATIONS (NOTE 3)        (78,524)      (78,967)      (35,851)   (5,296,874)
                        ------------  ------------  ------------  ------------
NET LOSS                $   (78,524)  $   (78,967)  $   (35,851)  $(5,296,874)
                        ============  ============  ============  ============

BASIC NET LOSS PER SHARE
 OF COMMON STOCK        $     (0.01)  $     (0.01)  $     (0.00)
                        ============  ============  ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING    15,006,000    15,006,000    15,006,000
                        ============  ============  ============

The accompanying notes are an integral part of these financial statements

                            NUGGET EXPLORATION, INC.
                         (A Development Stage Company)
                  Statements of Stockholders' Equity  (Deficit)


                                                                    Deficit
                                                                  Accumulated
                                                     Additional    During the
                                Common Stock          Paid-In     Development
                           Shares        Amount       Capital        Stage
                        ------------  ------------  ------------  ------------
At inception on
 July 24, 1980                  -     $       -     $       -     $       -

Common stock issued for
 property at $0.06 per
 share                     3,240,000       32,400       172,644           -

Common stock issued for
 cash at $0.10 per share     736,000        7,360        64,640           -

Common stock issued for
 cash at approximately
 $0.25 per share           3,000,000       30,000       720,000           -

Stock offering costs            -             -         (18,854)          -

Common stock issued for
 cash at $0.25 per share      80,000          800        19,200           -

Common stock issued for
 cash at $0.50 per share   5,000,000       50,000     2,450,000           -

Stock offering costs            -             -        (482,517)          -

Stock issued for property
 at $0.31 per share          800,000        8,000       241,528           -

Warrant issued for cash         -             -             100           -

Common stock issued for
 cash and services at
 $0.14 per share             200,000        2,000        26,000           -

Common stock issued for
 services at $0.01 per
 share                       100,000        1,000           -             -

Common stock issued for
debt at $0.01 per share    1,850,000       18,500           -             -

Net loss for the period
 from inception on July
 24, 1980 to May 31, 1995        -            -             -      (5,103,532)
                        ------------  ------------  ------------  ------------

Balance, May 31, 1995     15,006,000      150,060     3,192,741    (5,103,532)

Net loss for the year

 ended May 31, 1996              -            -             -         (35,851)
                        ------------  ------------  ------------  ------------

Balance, May 31, 1996     15,006,000  $    150,060  $  3,192,741  $(5,139,383)
                        ------------  ------------  ------------  ------------

The accompanying notes are an integral part of these financial statements

                           NUGGET EXPLORATION, INC.
                        (A Development Stage Company)
           Statements of Stockholders' Equity  (Deficit) (Continued)


                                                                    Deficit
                                                                  Accumulated
                                                     Additional    During the
                                Common Stock          Paid-In     Development
                           Shares        Amount       Capital        Stage
                        ------------  ------------  ------------  ------------

Balance, May 31, 1996     15,006,000  $    150,060  $  3,192,741  $(5,139,383)
                        ------------  ------------  ------------  ------------

Net loss for the year
ended May 31, 1997               -            -             -         (78,967)
                        ------------  ------------  ------------  ------------

Balance, May 31, 1997     15,006,000       150,060     3,192,741   (5,218,350)

Net loss for the year
ended May 31, 1998               -            -             -         (78,524)
                        ------------  ------------  ------------  ------------

Balance, May 31, 1998     15,006,000  $    150,060  $  3,192,741  $(5,296,874)
                        ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements

                        NUGGET EXPLORATION, INC.
                     (A Development Stage Company)
                        Statements of Cash Flows


                                                                      From
                                                                  Inception on
                                                                     July 24,
                                    For the Years Ended           1980 Through
                                           May 31,                   May 31,
                                1998        1997        1996          1998
                              ----------  ----------  ----------  ------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net loss                     $ (78,524)  $ (78,967)  $ (35,851)  $(5,296,874)
 Adjustments to Reconcile
  Net Loss to Changes in
  Operating Assets and
  Liabilities:
   Stock issued for services,
    property and debt               -           -           -         364,571
 Changes in operating assets
  and liabilities:
   Increase in accrued expenses  74,709      73,907      35,851     1,270,676
   Increase in accounts payable  10,803       4,932         -         147,553
                              ----------  ----------  ----------  ------------
    Net Cash Used by Operating
     Activities                   6,988        (128)        -      (3,514,074)
                              ----------  ----------  ----------  ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES:

 Investment in property             -           -           -       (111,502)
                              ----------  ----------  ----------  ------------
    Net Cash Used by Investing
     Activities                     -           -           -       (111,502)
                              ----------  ----------  ----------  ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:

 Sale of common stock for cash
  - net of stock offering costs     -           -           -      2,978,230
 Proceeds from Increase in notes
  payable - related                 -           -           -        624,642
 Proceeds from Increase in notes
  payable                           -           -           -         29,714
                              ----------  ----------  ----------  ------------
   Net Cash Provided by
    Financing Activities            -           -           -      3,632,586
                             ----------  ----------  ----------  ------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS             6,988        (128)        -          7,010

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                 22         150         150          -
                              ----------  ----------  ----------  ------------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                $   7,010   $      22   $     150   $    7,010
                              ==========  ==========  ==========  ============

The accompanying notes are an integral part of these financial statements

                        NUGGET EXPLORATION, INC.
                     (A Development Stage Company)
                  Statements of Cash Flows (Continued)


                                                                       From
                                                                  Inception on
                                                                     July 24,
                                    For the Years Ended           1980 Through
                                           May 31,                   May 31,
                                1998        1997        1996          1998
                              ----------  ----------  ----------  ------------

SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR:

 Interest                     $     -     $     -     $     -     $       -
 Income taxes                 $     -     $     -     $     -     $       -

NON-CASH FINANCING ACTIVITIES

 Common stock issued for
  services rendered           $     -     $     -     $     -     $    14,000
 Common stock issued for
  debt relief                 $     -     $     -     $     -     $    18,500
 Common stock issued for
  property                    $     -     $     -     $     -     $   249,528


The accompanying notes are an integral part of these financial statements

                    NUGGET EXPLORATION, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                     May 31, 1998 and 1997


NOTE 1 - ORGANIZATION AND HISTORY

       Nugget Exploration, Inc. (the Company) was incorporated under the laws of Nevada on July 24, 1980 for the purpose of exploring for and developing uranium, gold and other mineral properties. The Company has had limited operations to date and its activities have consisted primarily of raising equity capital and the acquisition and exploration of mineral properties; accordingly, the Company is considered to be a development stage enterprise as defined in SFAS 7. Current operations are being funded by borrowings from the Company's officers.

       a.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 calendar year end.

       b.  Cash and Cash Equivalents

       Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

       c.  Basic Net Loss Per Share

       The computations of basic net loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

       d.  Provision for Taxes

       At May 31, 1998, the Company had net operating loss carryforwards of approximately $5,300,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amounts.

       e.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    NUGGET EXPLORATION, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                     May 31, 1998 and 1997


NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, shareholders of the Company have committed to meeting its minimal operating needs.

NOTE 3 - DISCONTINUED OPERATIONS

       The Company has been inactive since 1989. Therefore, all revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations.

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

       Notes payable - related at May 31, 1998 and 1997 consisted of the following:

                                         1998             1997
                                     ------------    ------------
       Note payable to officers
         of the Company,
        interestat 12% per annum,
         due on demand,
          unsecured.                 $   155,203      $   155,203

       Notes payable to an officer
         of the Company,
        interest at 11% to 12.75%,
         due on demand,
          unsecured.                     434,073          434,073

       Note payable to a related
         party bearing interest
        at 2% over prime, due on
           demand, unsecured.             34,166           34,166

       Note payable to a related
         party bearing interest
        at 2% over prime, due on
           demand, unsecured.              1,200            1,200
                                     ------------    ------------
              Totals                     624,642          624,642

              Accrued interest           591,652          520,386
                                     ------------    ------------
              Total Amounts Due     $  1,216,294      $ 1,145,028
                                     ============    ============

                     NUGGET EXPLORATION, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                     May 31, 1998 and 1997


NOTE 5 - RELATED PARTY TRANSACTIONS

       Since the inception of the Company, the president and treasurer of the Company had advanced money to the Company without collateral and paid certain expenses for the Company which in the aggregate, approximate $624,500. The Company has repaid $469,297 of the above including interest thereon at 2% above prime.

       On May 31, 1984, the Company entered into a non-transferable, convertible, subordinated promissory note with the president and treasurer of the Company in the amount of $155,203. The note bears interest at 12% with principal and accrued interest due on demand. The note is completely or partially convertible into shares of the Company's $0.01 par value common stock at the rate of $0.19 per share. If the note is fully converted by the due date, no interest will be paid.

NOTE 6 - PATENTED LODE MINING CLAIMS HELD FOR SALE

       The Company acquired patented lode mining claims in Atlantic City, Wyoming for the purpose of mining gold. The Company did not commence mining and later decided to sell the patented lode mining claims. The patented lode mining claims are recorded at cost. The properties are currently listed for sale and the Company hopes to sell the patented lode mining claims within the next few months. A portion of the patented lode mining claims is encumbered by grazing rights.

NOTE 7 - ACCRUED PAYROLL - RELATED PARTY

       The Company has accrued salary to the Company's former
       President.  At May 31, 1998 and 1997 the amount due was
       $651,389.

NOTE 8 - NOTES PAYABLE

       Notes payable at May 31, 1998 and 1997 consisted of the following:

                                         1998            1997

       Note payable to an individual,
          interest at 9%
        per annum, due on demand,
            unsecured.                  $  2,289        $  2,289

       Note payable to an individual,
          interest at 9%
        per annum, due on demand,
            unsecured.                     5,090           5,090

       Notes payable to a company,
          interest at 10.5% -
         12.75%, due on demand,
            unsecured.                     22,335          22,335

              Totals                       29,714          29,714

              Accrued interest             27,635          24,193

              Total Amounts Due         $  57,349       $  53,907

                     NUGGET EXPLORATION, INC.
                 (A Development Stage Company)
               Notes to the Financial Statements
                     May 31, 1998 and 1997


NOTE 8 - SUBSEQUENT EVENTS

       The Company has had virtually no revenues, income or cash flow for many years. Currently, the Company has no assets or resources with which to operate.

       The Company's current president believes that the Company, if revived and restructured, could be a potential candidate with which a viable operating entity could combine. The Company has a base of shareholders and is a reporting Company under the Securities and Exchange Act of 1934, as amended.

       Because the Company had no assets or resources to compensate or induce personnel to assist it with such a program, the Company entered into a Financial Consulting Agreement ("Agreement") with Park Street Investments, Inc. ("Park Street") on March 5, 1998. Park Street is a Utah Corporation.

       According to the Agreement, Park Street has agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street is to actively pursue, negotiate and structure a merger or business combination with a third party on behalf of the Company. Park Street has also agreed to pay for the costs associated with these responsibilities until the Company effects a combination with another entity.

       On June 22, 1998, and in consideration for the assistance of Park Street and a cash infusion to the Company by Park Street of $15,100, the Company issued 15,100,000 shares of restricted common stock (the "Shares") to a designee of Park Street - First Avenue, Ltd., a limited partnership organized under the laws of the State of Utah. Ken Kurtz is a general partner of Fist Avenue, Ltd. and the president of the Agreement. Park Street shall be entitled to as much as 15% after a business combination. Park Street shall also be entitled to any cash consideration it can negotiate from a potential business entity.

       Because the exact number of shares to be outstanding after a business combination is currently unknown and because the exact percentage of ownership that Park Street is entitled to will be subject to negotiations between the Company, Park Street, and a potential target Company, the actual number of shares to be owned by Park Street will be modified by mutual agreement by the parties involved. Moreover, the amount of cash that Park Street is to receive is also subject to negotiations and is currently unknown. In no event, shall Park Street's ownership percentage exceed more that 15% of the total outstanding shares of the Company after a business combination.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON
          ACCOUNTING FINANCIAL DISCLOSURE


     The Company has been exempt from the required filings of audited financial statements pursuant to Rule 311 of Regulation S-X. For over 10 years, the Company filed unaudited financial statements. On July 27, 1998, the Board of Directors appointed Jones, Jensen & Company to conduct an audit of the Company's financial statements from the years May 31, 1984 through May 31, 1998. The previous accountant that had been filing the unaudited financial statements was not a member of the SEC Practice Board.

                            PART III


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT


Directors, Executive Officers and Control Persons

     Name                Age       Position(s) and Office(s)

     Mary C. MacGuire     68       Treasurer, Director and
                                   Acting President

     Delores H. MacQueen  75       Secretary and Director

     Ken Kurtz            31       Control Person

     Mary C. MacGuire became treasurer and director on August 20,
1992.   Ms. MacGuire's principle occupation for the past five
years has been as a sole proprietor providing bookkeeping and accounting services to individuals and small companies. Ms. MacGuire's husband, John W. MacGuire, was the Company's President from July 24, 1980, the date of incorporation through November 27, 1997 when he passed away.

     Delores H. MacQueen became secretary and director on July 1, 1994. Ms. MacQueen has no other occupation other then as an officer and director of the Company.

     Ken Kurtz, has never been named as an officer or director of the Company. He may, however, be deemed to be a control person based upon his significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company as a result of the issuance by the Company of 15,100,000 shares in June 1998 to First Avenue, Ltd., of which Mr. Kurtz is the general partner. See Item (12) "Certain Relationships and Related Transactions" for more information on this Agreement. Mr. Kurtz has over twelve years experience in the securities industry. Over the past five years, most of his activities have been involved in consulting with public and private companies on mergers, recapitalizations and other reorganizations. Mr. Kurtz is, and has been since February 1992, the president, sole director and sole shareholder of Park Street Investments, Inc., a Utah corporation and the Company's largest shareholder. Additionally, Mr. Kurtz has served on the board of directors and as an officer of several publicly held companies including Hamilton Exploration Co., Inc. in 1995. Currently Mr. Kurtz holds no other directorships with other reporting companies.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant under Rule 16a-3(d) during the fiscal year preceding the filing of this Form 10-KSB, the Company is not aware of any person who was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner except those listed in this subsection.


ITEM 10.  EXECUTIVE COMPENSATION


     No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director of the Company during the fiscal years 1996 to 1998. No cash compensation was paid by the Company to any officer during the last three fiscal years. The Company's directors were not paid any remuneration in their capacity as directors during the last three fiscal years.

     The following table provides a summary information for each of the last three fiscal years concerning cash and non-cash compensation paid to or accrued by John W. MacGuire, the Company's president through November 27, 1997, and Mary C. MacGuire, the Company's recent acting president and treasurer.



              [THIS SPACE LEFT INTENTIONALLY BLANK]

                    Summary Compensation Table

                                            Long Term
                                           Compensation
                                        ------------------
                    Annual Compensation Awards    Payouts   Other
                    ------------------- --------- --------  -----
                                                  Securities
Name and                               Restricted Underlying
Principal/   Year   Salary Bonus   Other  Stock    Options  All
Position     199-    ($)    ($)     ($)   Awards  ($)SAR ($)Other
-----------------   ------ ------  ---- --------- --------  -----

Mary C.        8    -0-    -0-     -0-  -0-       -0-       -0-
MacGuire/      7    -0-    -0-     -0-  -0-       -0-       -0-
Acting         6    -0-    -0-     -0-  -0-       -0-       -0-
President,
Treasurer
& Director

John W.
MacGuire/      8    -0-    -0-     -0-  -0-       -0-       -0-
Former         7    -0-    -0-     -0-  -0-       -0-       -0-
President      6    -0-    -0-     -0-  -0-       -0-       -0-
& Director


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of May 31, 1998 and August 31, 1998, with respect to (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and
(iii) directors and executive officers or the Company as a group. For purposes of determining the beneficial owners of more than five percent of the Common Stock, as well as the Percent and Class column below, the Company has assumed that 15,006,000 shares of Common Stock were issued and outstanding as of May 31, 1998 and that 30,106,000 shares of Common Stock were issued and outstanding on August 31, 1998.
                                        Amount and     % of
                                        Nature of      Class
Title of       Name and Address of      Beneficial     5-31 8-31
Class          Beneficial Owner         Ownership      1998 1998
--------       -----------------------  ------------   ----------

Common         First Avenue, Ltd.(1)    15,100,000      0%   52%
Stock,         2133 East 9400 South
Par Value      Suite 151
$0.001         Sandy, Utah 84093

Common         Ken Kurtz (1)            15,100,000      0%   52%
Stock,         2133 East 9400 South
Par Value      Suite 151
$0.001         Sandy, Utah 84093

Common         Mary C. MacGuire (2)     3,427,123      23%   11%
Stock,         815 South Durbin
Par Value      Street
$0.001         Casper, WY 82601

Common         Officers and Directors   3,427,123      23%   11%
Stock,         as a Group
Par Value
$0.001

     (1) Pursuant to a Financial Consulting Agreement by and between the Company and Park Street Investments, Inc. dated March 5, 1998, the Company issued 15,100,000 to First Avenue, Ltd. on June 22, 1998 as a designee of Park Street Investments, Inc. Ken Kurtz, being a general partner of First Avenue, Ltd. and the president of Park Street, indirectly controls the Shares.

     (2) Includes 25,000 shares owned by Mr. MacGuire's daughter.

     (2) Mary C. MacGuire holds a nontransferable, convertible subordinated promissory note from the Company which may be converted into 816,858 shares at any time.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Effective May 31, 1984, the Company issued a five year nontransferable, subordinated promissory note in the principal amount of $155,203 bearing interest at the rate of 12% per annum accruing monthly, to Mrs. MacGuire for monies advanced to the Company. This note has been renewed and will come due on May 31, 1999. Additionally, this note is convertible into common stock of the Company at a conversion price of $0.19 per share.

     The Company also owes Natrona Services, a Company controlled by Mrs. McGuire, a principal amount of $36,187 plus accrued interest from 1995 bearing an interest rate of 9%.

     The Company's secretary holds six nontransferable, subordinated promissory notes as follows: $19,214 due on demand at 9.00%; $13,063 at 11% due May 31, 2000: $69,254 at 2% over prime due February 28. 2001, $59,860 at 2% over prime due January 15, 2002, $19,730 at 12% due May 29, 2002 and $238,849 at 12.75%
due March 7, 2001. The notes with due dates are completely or partially convertible into shares of the Company's $0.01 par value common stock at the rate of $0.06, $0.045, $0.09, $0.085 and $.05 per share respectively.

Consulting Agreement

     The Company has had virtually no revenues, income or cash flow for many years. Currently, the Company has no assets or resources with which to operate.

     The Company's current president believed that the Company, if revived and restructured, could be a potential candidate with which a viable operating entity could combine. The Company has a base of shareholders and is a reporting Company under the Securities and Exchange Act of 1934, as amended. As such, the Company has some characteristics attractive to a potential candidate.

     Because the Company had no assets or resources to compensate or induce personnel to assist it with such a program, the Company entered into a Financial Consulting Agreement ("Agreement") with Park Street Investments, Inc. ("Park Street") on March 5, 1998. Park Street is a Utah Corporation 100% owned by Ken Kurtz.

     According to the Agreement, Park Street has agreed to assist the Company with its corporate maintenance, administration, financial statement preparation and securities filings. In addition, Park Street is to actively pursue, negotiate and structure a merger or business combination with a third party on
behalf of the Company.   Park Street has also agreed to pay for
the costs associated with these responsibilities until the Company effects a combination with another entity.

     On June 22, 1998, and in consideration for the assistance of Park Street and a cash infusion to the Company by Park Street of $15,100, the Company issued 15,100,000 shares of restricted common stock (the "Shares") to a designee of Park Street -- First Avenue, Ltd., a limited partnership organized under the laws of
the State of Utah.   Ken Kurtz, being a general partner of First
Avenue, Ltd. and the president of Park Street, indirectly controls the Shares. Also according to the Agreement, Park Street shall be entitled to as much as 15% of the total issued and outstanding shares of the Company after a business combination. Park Street shall also be entitled to any cash consideration it can negotiate from a potential business entity.

     Because the exact number of shares to be outstanding after a business combination is currently unknown and because the exact percentage of ownership that Park Street is entitled to will be subject to negotiations between the Company, Park Street, and a potential target Company, the actual number of shares to be owned by Park Street will be modified by mutual agreement by the parties involved. Moreover, the amount of cash that Park Street is to receive is also subject to negotiations and is currently unknown. In no event, shall Park Street's ownership percentage exceed more than 15% of the total outstanding shares of the Company after a business combination.

     More information about this consulting agreement can be found in the Company's report filed on Form 8-K on July 27, 1998 with the Securities and Exchange Commission and is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this ____ day of _____________, 1998.

                     Nugget Exploration, Inc.


                      Mary MacGuire
                     Mary MacGuire, Acting President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


Mary MacGuire                           Date:  ________________
Mary MacGuire
Acting President, Treasurer and Director


Delores MacQueen                        Date: ________________
Delores MacQueen
Secretary and Director

                        INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.       DESCRIPTION

(3)(i)     *        Articles of Incorporation, filed in Nevada on
                    July 24, 1980, under the name of Western
                    Exploration and Mining Company, incorporated herein by reference from the Company's previous filings. Certificate of Amendment of Articles of Incorporation, filed in Nevada on February
                    5, 1981, incorporated herein by reference from the Company's previous filings.

(3)(ii)     *       By-Laws of the Company, incorporated herein by
                    reference form the Company's previous filings.

(10)(i)     *       Financial Consulting Agreement by and between
                    Nugget Exploration, Inc. and Park Street
                    Investments, Inc., dated March 5, 1998 filed as an Exhibit to the Company's report filed on Form 8-K dated June 22, 1998 and incorporated herein by reference.

(10)(ii)     *      Appointment of Jones, Jensen & Company as the
                    Company's independent auditor filed as an Exhibit to the Company's report filed on Form
                    8-K dated July 27, 1998 and incorporated herein by reference.

(27)        19      Financial Data Schedule of Nugget
                    Exploration, Inc. for the fiscal year ended
                    May 31, 1998.