Form 10QSB
period 1998-08-31
NUGGET EXPLORATION INC
filed 1998-10-15
CIK 356590

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X ] Quarterly report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the quarterly period ended August 31, 1998.

     [  ] Transition report under Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _________ to
          _________.

Commission File Number:  0-10201

                          NUGGET EXPLORATION, INC.
              ------------------------------------------------
               (Name of small business issuer in its charter)

               Nevada                              83-0250943
   ---------------------------------    ---------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)


    815 South Durbin Street, Casper,
                Wyoming                               82601
   ---------------------------------    ---------------------------------
    (Address of principal executive                (Zip Code)
                offices)

Issuer's Telephone Number:    (307) 234-2895

Securities to be registered under Section 12(b) of the Exchange Act:

Title of Each Class:  None                Name of each exchange on which
                                          registered:  N/A

Securities to be registered under Section 12(g) of the Exchange Act:

                        Common Stock, $0.01 par value
               ------------------------------------------------
                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      [X] Yes  [   ] No

     The issuer's total revenues for the year ended August 31, 1998, were $0.00.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of August 31, 1998, was $124,929 based on an estimated 11,359,000 shares held by non-affiliates.

     The number of shares outstanding of the issuer's common stock ($0.01 par value), as of August 31, 1998 the number of shares outstanding was 30,106,000.

                               TABLE OF CONTENTS

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OR PLAN OF OPERATION . . . . . . . . . . . . . . . . . . .3


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK3


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .3


ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS. . . . . . . . . . . . .3


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . .4


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .4


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .4


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .5


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6


     INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . .7

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Not applicable. The financial information required by Part I of Form 10-QSB is not required at this time pursuant to Exchange Act Regulations Rule 13a-13(c)(2). Such information is not required for mining companies not in the production state but engaged primarily in the exploration for or the development of mineral deposits other than oil, gas or coal, if all the following conditions are met:

               (i) The registrant has not been in production during the current fiscal year or the two years immediately prior thereto; except that being in production for an aggregate period of not more than eight months over the three-year period shall not be in violation of this condition.

               (ii) Receipts from the sale of mineral products or from the operations of mineral producing properties by the registrant and its subsidiaries combined have not exceeded $500,000 in any of the most recent six years and have not aggregated more than $1,500,000 in the most recent six fiscal years.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OR PLAN OF OPERATION

          Not applicable. See Part I, Item 1. "Financial Statements"


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable. See Part I, Item 1. "Financial Statements"


                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None.


ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

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

          On June 22, 1998, and in consideration for the assistance of Park Street and a cash infusion to the Company by Park Street of $15,100, the Company issued 15,100,000 restricted shares of its $.01 par value common stock (the "Shares") to a designee of Park Street -- First Avenue, Ltd., a limited partnership organized under the laws of the State of Utah. Ken Kurtz, who is the general partner of First Avenue, Ltd. and the president of Park Street, indirectly controls the Shares which represent approximately 50% of the total issued and outstanding shares of the Company. This agreement was filed on Form 8-K dated June 22, 1998 with the Securities and Exchange Commission and is
          incorporated herein by reference.   For more information about the
          arrangement with Park Street, also refer to the Company's report on 10-KSB for the fiscal year ending May 31, 1998 and is incorporated herein by reference.

          The shares were issued in a non-public offering exempt from registration pursuant to section 4(2) of the 1933 Securities and Exchange Act, as amended.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.   OTHER INFORMATION.

          Subsequent events.

          (i) On October 7, 1998, The board of directors of the Company consisting of Mary MacGuire and Dolores MacQueen appointed Tyson Schiff, a Utah resident, to fill the vacancy on the Company's board of directors. Mr. Schiff was also appointed as the Company's Secretary and Treasurer. Subsequent to this appointment but on the same date, Ms. MacQueen resigned from her position as a director of the Company and as Secretary and Treasurer. Immediately after the resignation of Ms. MacQueen, but on the same date, the remaining directors consisting of Mary MacGuire and Tyson Schiff appointed Richard E. Houraney, a Florida resident, to fill the vacancy on the Company's board of directors. Mr. Houraney was
          also appointed as the Company's Vice-President.   Ms. MacGuire,
          Mr. Schiff and Mr. Houraney will serve as the Company's officers and directors until the earlier of their resignation, removal or death, or until the next meeting of the Company's shareholders.

          Tyson Schiff,                 Age 27
          1528 East St. Marks Court
          Salt Lake City, Utah 84121

          Tyson Schiff is currently serving as an account specialist at Culver Staffing in Salt Lake City, Utah where he has been employed since April 1997. Prior to this, Mr. Schiff worked for a consulting firm in Salt Lake City, Utah specializing in mergers and acquisitions of small public and private companies. Mr. Schiff earned his Bachelors of Science degree in Business

          Management from the University of Utah in 1995.   Mr. Schiff is
          not currently, nor has been in the past, an officer or director of any other reporting issuer.

          Richard E. Houraney,          Age 50
          100 East Linton Blvd.
          Delray Beach, Florida 33483

          Mr. Houraney has been a management consultant for American Dream
          Enterprises in Southern Florida for the past four years.   Prior
          to this, he spent approximately 10 years as a sales specialist in the retail piano industry. Mr. Houraney has five years of education in Business Administration from Hofstra University in Long Island, New York. Mr. Houraney is not currently, nor has been in the past, an officer or director of any other reporting issuer.

          (ii) On October 7, 1998, The board of directors of the Company consisting of Mary MacGuire, Tyson Schiff and Richard E. Houraney, authorized a reverse split of the Company's outstanding common stock in the amount of 1-for-310 and a reduction in the Company's class of authorized common stock to 5,000,000 shares, to be Effective October 19,1998. The par value will remain at $.01.
          The action was taken by consent to action without a meeting of the board of directors pursuant to the Nevada Revised Statutes 78.315 and 78.325. Pursuant to Nevada Revised Statutes 78.207, an action involving a change in the number of authorized or outstanding shares of a Corporation can be accomplished by approval of the board of directors without a need for stockholder approval. Effective October 19,1998, each 310 shares held by the Company's shareholders will be converted into one share. All fractional shares will be rounded to the nearest whole number. The board of directors authorized the stock split because they believed that the number of issued and outstanding shares of common stock was disproportionately large given the Corporation's absence of revenue, net income and net worth. Immediately after the reverse split, the Company will have approximately 97,177 total shares of its $.01 common stock issued and outstanding.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page __ of this Form 10-QSB, which is incorporated herein by reference.

(b)  Reports on Form 8-K.

     (i) June 22, 1998 consulting agreement between Nugget Exploration, Inc. and Park Street Investments, Inc.

     (ii) July 27, 1998 appointment of Jones, Jensen & Company in Salt Lake City, Utah to conduct an audit of the Company's financial statements from the years May 31, 1984 through May 31, 1998. The previous accountant that had been filing the unaudited financial statements was not a member of the SEC Practice Board.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 15th day of October, 1998.


   Mary MacGuire                          Date: 10/15/98
--------------------------------
Mary MacGuire
Acting President, Treasurer and Director


   Tyson Schiff                          Date: 10/15/98
--------------------------------
Tyson Schiff
Secretary and Director

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

(3)(ii)   *         By-Laws of the Company, incorporated herein by
                    reference from the Company's previous filings.

(10)(i)   *         Financial Consulting Agreement by and between Nugget
                    Exploration, Inc. and Park Street Investments, Inc., dated March 5, 1998 filed as an Exhibit to the Company's report filed on Form 8-K dated June 22, 1998 and incorporated herein by reference.

(10)(ii)  *         Appointment of Jones, Jensen & Company as the
                    Company's independent auditor filed as an Exhibit to the Company's report filed on Form 8-K dated July 27, 1998 and incorporated herein by reference.

(27)      8         Financial Data Schedule of Nugget Exploration, Inc.
                    for the fiscal year ended August 31, 1998.