Form 10QSB
period 1998-11-30
NUGGET EXPLORATION INC
filed 1999-01-20
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended November 30, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to ___________

                       Commission file number 0-10201

                          NUGGET EXPLORATION, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                   Nevada                            83-0250943
        -------------------------------          -------------------
        (State of other jurisdiction of            (IRS Employer
        incorporation or organization)           Identification No.)

               815 South Durbin Street, Casper, Wyoming 82601
              ------------------------------------------------
                   (Address of principal executive offices)

                                 307-234-2895
                        -----------------------------
                         (Issuer's telephone number)


      -----------------------------------------------------------------
            (Former name, former address and formal fiscal year,
                       if changed since last report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]    No [ ]

     There were 4,947,603 shares of the Issuer's Common Stock outstanding as of January 14, 1999.

     Transitional Small Business Disclosure Format (check one):

     Yes [ ]; No [X]

                                    INDEX
                                   -------



                                                                  Page Number
                                                                 -------------

PART I  -  FINANCIAL INFORMATION

     Item 1.   Financial Statements:                                      3

     Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            3

PART II  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                          3
     Item 2.   Changes in Securities                                      3
     Item 3.   Defaults Upon Senior Securities                            3
     Item 4.   Submission of Matters to a Vote
                 of Security Holders                                      4
     Item 5.   Other Information                                          4
     Item 6.   Exhibits and Reports on Form 8-K                           4

SIGNATURES................................................................4

PART I - FINANCIAL INFORMATION
------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     Not applicable.  See Part I, Item I. "Financial Statements".


PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     Effective October 19, 1998, the Company effected a 1 for 310 reverse split of the Company's outstanding common stock. The par value of the Company's common stock remained at $.01 per share.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     On January 8, 1999, the Company entered into a contract to sell substantially all of its real property. The Company anticipates receiving approximately $600,000 of net proceeds from the sale, which proceeds will be used to retire Company indebtedness. The closing of the transaction is scheduled for late January, 1999, however there can be no assurance that the transaction will be completed.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits - no exhibits are filed with this report.

b)   Reports filed on Form 8-K :

     On October 19, 1998, the Company filed a report on Form 8-K relating to the 1 for 310 reverse stock split.

     On October December 4, 1998, the Company filed a report on Form 8-K relating to the resignation of one of the Company's directors.

     On December 23, 1998, the Company filed a report on Form 8-K relating to the Company's acquisition of two diagnostic imaging centers located in Cherry Hill, New Jersey and Wilmington, Delaware. The Company is currently completing historical and pro forma financial statement information required to be filed within sixty (60) days of the filing of that report.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     January 20, 1999              NUGGET EXPLORATION, INC.


                                         /s/ Dr. Leonard Vernon
                                   By: --------------------------------
                                        Dr. Leonard Vernon, President