Form 10QSB
period 1999-02-28
NUGGET EXPLORATION INC
filed 1999-06-21
CIK 356590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____ to ______.

Commission file number: 0-10201

                            Nugget Exploration, Inc.
                 (Name of Small Business Issuer in Its Charter)


         Nevada                                                   83-0250943
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

           2133 East 9400 south, Suite 151, Salt Lake City, Utah 84093
               (Address of Principal Executive Offices)(Zip Code)

                                  801-944-0701
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes  [X]         No [  ]

The number of shares outstanding of Registrant's common stock ($0.01 par value) as of June 16, 1999, was 679,117.

                                     Total of Sequentially Numbered Pages:    27
                                                     Exhibit Index on Page:    7

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION....................................................................................4
         ITEM 1.           FINANCIAL STATEMENTS...................................................................4
         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OR PLAN OF OPERATION.............................................4

PART II - OTHER INFORMATION.......................................................................................4
         ITEM 5.           OTHER INFORMATION......................................................................4
                  Sale of Wyoming Property........................................................................4
                  Rescission of IMAI Acquisition..................................................................5
                  Ken Kurtz Consulting Agreement..................................................................6
         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.......................................................6
                                                                                                                  -

SIGNATURES........................................................................................................7

INDEX TO EXHIBITS.................................................................................................8

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OR PLAN OF OPERATION

         Not applicable. See Part I, Item 1. "Financial Statements"



                           PART II - OTHER INFORMATION


ITEM 5.           OTHER INFORMATION.

Sale of Wyoming Property
         The Company has owned certain real property located in Fremont County, Wyoming, and buildings and mining equipment located on such property for many years (all such real and personal property shall hereinafter be referred to as the "Wyoming Property"). For more information and a legal description of the Wyoming Property, see Exhibit A hereto. The Company had been unable to obtain the necessary funds to proceed with any exploration and mining activities on the Wyoming Property to a level that would produce revenues and profits for the Company. The Company had previously experienced opposition from various environmental groups regarding future mining related activities on the Wyoming Property. As a result, the Wyoming Property has not had any mining related activity for an extended period of time and the Company did not anticipate engaging in any mining related activities in the future.

         The Company executed a Contract to Purchase Mining Property on November 18, 1998 ("Property Contract"), with ORA Management, L.L.C. (the "Buyer"), to sell for Seven Hundred Thousand Dollars ($700,000) certain real property located in Fremont County, Wyoming, as well as the buildings and mining equipment located on such property (hereinafter referred to as the "Wyoming Property"). For more information and a legal description of the Wyoming Property, see Attachment A to the Property Contract, which is attached hereto as Exhibit 10(iii) and incorporated herein by reference.

         Pursuant to the Property Contract, the Buyer purchased the property, subject to all liens and encumbrances, together with all equipment, houses and other material, excluding any personal property belonging to the caretaker. The Property Contract included, without limitation, the minerals, mining rights and other rights in the land as particularly described in a deed from Timbabah Mining Company to the Company recorded July 13, 1981 in Book 162, Page 741 of Deeds in the Office of the County Recorder of Fremont County, Wyoming. The Property Contract did not include the surface grazing right which was granted to Willowbrook Ranch Company by Timbabah Mining Company pursuant to an Order issued by the District Court of Fremont County, Wyoming, Ninth Judicial District, Civil Action Number 26862.

         On February 15, 1999, the Company and Buyer executed an Extension of Contract to Purchase Mining Property. Pursuant to this extension, the closing date was extended to April 30, 1999 in exchange for an additional cash down payment of Ten Thousand Dollars ($10,000). All other terms and conditions of the Contract to Purchase Mining Property remained the same. On April 23, 1999, the Company and Buyer executed a Second Extension of Contract to Purchase Mining Property. Pursuant to this second extension, the closing date was extended to May 24, 1999, in exchange for an additional cash down payment in the amount of Four Hundred Fifty Thousand Dollars ($450,000) to be deposited in an escrow account. One Hundred Thousand Dollars ($100,000) of this deposit was non-refundable. The Thirty Five Thousand Dollars ($35,000) in down payment already deposited in the escrow account was also made non-refundable. These deposits accrued to the final purchase price of Seven Hundred Thousand Dollars ($700,000) which was paid at the time of closing on April 23, 1999.

         On May 24, 1999, the Company received the purchase price of $700,000, of which $648,810.82 constituted net proceeds to the Company. The Company has agreed with six of its largest creditors to exchange these net proceeds in varying proportions for the release and satisfaction of claims against the Company totaling $2,032,433. The Company's Board of Directors and the holders of a majority of the outstanding shares of the Company's Common Stock approved this sale of the Wyoming Property and the settlement of such claims with the sale proceeds. Such proceeds were in fact transferred to such creditors pursuant to five Satisfaction and Releases, which are attached hereto as Exhibits 10(vi) through 10(x).

Rescission of IMAI Acquisition
         On December 9, 1998, the Company executed a Purchase and Sale Agreement (the "Purchase Agreement") with Imaging Management Associates, Inc., a Colorado corporation engaged in the business of operating diagnostic imaging centers ("IMAI"). The Purchase Agreement was disclosed and filed with the Commission on Form 8-K on December 23, 1998. Pursuant to the Purchase Agreement, the Company was to acquire two diagnostic imaging centers (the "Imaging Centers") subject to the Company's review and independent approval of the audited financial statements of IMAI's operations. Approval was contingent upon IMAI's audited financial statements being substantially similar to the unaudited financial statements which they provided to the Company in the early stages of negotiation. The transaction was structured as an asset purchase whereby the Company was to acquire all the assets related to and constituting the Imaging Centers and assume certain liabilities as described in the Purchase Agreement.

         In exchange for the Imaging Centers, the Company was to issue IMAI 1,250,000 shares of the Company's common stock, $.01 par value. In connection with its expected acquisition of the Imaging Centers, the Company entered into an Employment Agreement with Dr. Leonard Vernon who agreed to serve as President of the Company. The Company granted Dr. Vernon an option to purchase 3,000,000 shares of Common Stock for $0.155 per share. Dr. Vernon exercised the option in exchange for a Promissory Note and a Stock Pledge Agreement. Both the 1,250,000 share block constituting consideration for the Purchase and Sale Agreement and the 3,000,000 shares to be received upon exercise of an option in the Employment Agreement were authorized and issued by the Company's board of directors but retained by the Company's board subject to completion of the IMAI acquisition, which was rescinded on June 15, 1999.

         IMAI notified the Company that it would not be providing audited financial statements to the Company, partially because any such audited statements would materially differ from the unaudited financial statements IMAI thought were representative of its operations. Pursuant to a Rescission of Agreements and Release of Claims dated June 15, 1999, which is attached hereto as Exhibit 10(i) and incorporated herein by reference ("Rescission and Release"), both the Purchase Agreement and the Employment Agreement were terminated and rescinded ab initio, as was Dr. Vernon's stock option and corresponding Promissory Note and Stock Pledge Agreement. In accordance with the Rescission and Release, the Company, IMAI and Vernon agreed to effect the return and cancellation of any and all consideration related thereto and hold one another harmless and indemnify one another with respect to the obligations stemming from the Purchase and Sale Agreement, the Employment Agreement, Promissory Note, and Stock Pledge Agreement.

Ken Kurtz Consulting Agreement
         On November 30, 1998, the Company and Ken W. Kurtz ("Kurtz") entered a Consulting Agreement ("November Consulting Agreement") whereby Kurtz agreed to assist the Company by preparing employment agreements, contracts and other filings required by the Commission as well as all other necessary State and Federal regulatory bodies, locating independent auditor and attorney for the Company. Kurtz received Four Hundred Thousand (400,000) shares of Client's common stock in exchange for such services, which shares were registered on a Form S-8 registration statement.

         This November Consulting Agreement is separate and distinct from a March 5, 1998 Financial Consulting Agreement by and between the Company and Park Street Investments, Inc., a Utah corporation wholly owned by Kurtz ("Park Street"). Pursuant to this agreement, Park Street agreed to assist the Company with its administration and recapitalization and agreed to actively pursue and negotiate a merger or business combination with a third party on behalf of the Company. Park Street is responsible for the costs associated with these responsibilities until the Company effects a business combination with another entity. For more information on this March 5 agreement, see the Company's Form 8-K file don June 22, 1998 with the Securities and Exchange and incorporated herein by reference. If a merger or business combination is achieved, the Company anticipates having such third party take over full operation and responsibility of the Company.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB, which is incorporated herein by reference.

(b)      Reports on Form 8-K.

         (ii) On October 19, 1998, the Company filed a report on Form 8-K relating to the 1 for 310 reverse stock split.

         (ii) On December 4, 1998, the Company filed a report on Form 8-K relating to the resignation of one of the Company's directors.

         (iii) On December 23, 1998, the Company filed a report on Form 8-K relating to the Company's acquisition of two diagnostic imaging centers located in Cherry Hill, New Jersey and Wilmington, Delaware.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of June 1999.

                                                     Nugget Exploration, Inc.

                                                     /s/ Tyson Schiff
                                                     ---------------------------
                                                     Tyson Schiff, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                               Date


/s/ Tyson Schiff               President, Treasurer,               June 18, 1999
Tyson Schiff                   Secretary and Director


/s/ Brian Ortega               Director                            June 18, 1999
Brian Ortega


/s/ Marianne Brady             Director                            June 18, 1999
Marianne Brady

                                INDEX TO EXHIBITS

SEC Ref      Page
No.          No.               Description

3(i)         *      Articles    of    Incorporation,    including    amendments,
                    incorporated herein by reference from the Company's previous filings.

3(ii)        *      Bylaws of the Company, incorporated herein by reference from the Company's previous filings.

10(i)        8      This  Rescission of Agreements and Release of Claims is made as of this 10th day of May 1999  between  and  among  Nugget
                    Exploration,  Inc., Imaging Management Associates, Inc., and
                    Dr. Leonard Vernon.

10(ii)       10     This Consulting Agreement is made effective this 30th day of
                    November, 1998 by and between the Company and Ken W. Kurtz.

10(iii)      13     Contract to Purchase Mining Property entered on November 18,
                    1998, by and between ORA Management, LLC, and the Company.

10(iv)       21     Extension  of Contract to  Purchase  Mining  Property by and
                    between  ORA  Management,  L.L.C.,  and the  Company,  dated
                    February 15, 1999.

10(v)        22     Second  Extension of Contract to Purchase Mining Property by
                    and between ORA Management,  L.L.C., and the Company,  dated
                    April 23, 1999.

10(vi)       23     Satisfaction and Release entered into April 30, 1999 between and  among  the  Company,  Anne  M.  MacGuire  and  Mary  C.
                    MacGuire.

10(vii)      24     Satisfaction  and Release entered into April 30, 1999 by and between the Company and Delores H. MacQueen.

10(viii)     25     Satisfaction  and  Release  entered  into May 5, 1999 by and between the Company and Lubuau, Hand & Bailey, L.L.C.

10(ix)       26     Satisfaction  and Release  entered  into May 11, 1999 by and between the Company and Mary Alice Hand (Mrs.  Dennis  (Joe)
                    Hand).

10(x)        27     Satisfaction  and Release  entered  into May 11, 1999 by and between the Company and Robert Jerry Hand.