Form 10KSB
period 1999-05-31
NUGGET EXPLORATION INC
filed 1999-08-03
CIK 356590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1999.

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number:    0-10201

                            NUGGET EXPLORATION, INC.

                 (Name of small business issuer in its charter)


           Nevada                                        83-0250943
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           2133 East 9400 South, Suite 151, Salt Lake City, Utah 84093
                    (Address of principal executive offices)

Issuer's Telephone Number:          801-944-0701

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

[X] Yes [ ] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's total revenues for the year ended May 31, 1999, were $0.00.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of July 27, 1999, was $6631,489 based on an estimated 348,408 shares held by non-affiliates.

         The number of shares outstanding of the Company's common stock ($0.01 par value), as of July 27, 1999, was 697,117 shares.

                                                       Total Number of Pages: 28
                                         Index to Exhibits is Located on Page 14

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................3

ITEM 2.  DESCRIPTION OF PROPERTY...............................................4

ITEM 3.  LEGAL PROCEEDINGS.....................................................5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................5

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............6

ITEM 7.  FINANCIAL STATEMENTS..................................................7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.........................8

                                    PART III

ITEM  9. DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL
                  PERSONS;  COMPLIANCE  WITH  SECTION  16(a) OF THE
                  EXCHANGE
                  ACT..........................................................8

ITEM 10. EXECUTIVE COMPENSATION................................................9

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS..............................10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................11

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................12

         SIGNATURES...........................................................13

         INDEX TO EXHIBITS....................................................14

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Business Development

         As used herein, the term "Company" refers to Nugget Exploration Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. During the fiscal year ended May 31, 1999, the Company continued its move away from mining operations. The Company's real and personal property in Wyoming was sold and all proceeds realized therefrom were utilized to discharge more than $2 million of corporate debt. See "Description of Property" for more information on the land sale.

Business of Issuer

         Through a March 5, 1998 Financial Consulting Agreement (the "Agreement"), with Park Street Investments, Inc., a Utah corporation ("Park Street"), the Company receives the services necessary to maintain its nominal operations which are primarily focused on (i) a business combination with a private entity that can provide the Company with a basis for successful operations and (ii) the settlement of debts that the Company has accrued. Park Street is wholly owned by Ken Kurtz, the Company's largest shareholder
("Kurtz"). See "Certain Relationships and Related Transactions" for more information on Kurtz.

         On May 10, 1999, the Company and Imaging Management Associates, Inc., a Colorado corporation engaged in the business of operating diagnostic imaging centers ("IMAI"), agreed to rescind a December 9, 1998, Purchase and Sale Agreement whereby the Company was to acquire two of IMAI's diagnostic imaging centers (the "Imaging Centers") subject to the Company's review of and satisfaction with the audited financial statements of IMAI's operations. Approval was contingent upon IMAI's audited financial statements being substantially similar to the unaudited financial statements which they provided to the Company in the early stages of negotiation. The transaction was structured as an asset purchase whereby the Company was to acquire all the assets related to and constituting the Imaging Centers and assume certain liabilities as described in the Purchase Agreement.

         In exchange for the Imaging Centers, the Company was to issue IMAI 1,250,000 shares of the Company's common stock, $0.01 par value ("Common Stock"). In connection with its expected acquisition of the Imaging Centers, the Company tentatively entered into an Employment Agreement with Dr. Leonard Vernon who agreed to serve as President of the Company and receive compensation of $200,000 per year until December 31,1999 and $300,000 per year from January 1, 2000 until December 31, 2002. Dr. Vernon was also to receive an annual cash bonus equal to 1.5% of the amount of the Company's post tax profits over $1,000,000 subject to certain conditions and a car allowance of $500 per month. The Company also granted Dr. Vernon an option to purchase 3,000,000 shares of Common Stock for $0.155 per share. Dr. Vernon exercised the option in exchange for a promissory note and a stock pledge agreement.

         The 1,250,000 shares, constituting consideration for the Purchase and Sale Agreement, and the 3,000,000 shares, to be received upon exercise of an option in the Employment Agreement, were authorized and issued by the Company's board of directors. However, as these share blocks were retained by the Company subject to completion of the IMAI acquisition, they were canceled when the acquisition was rescinded.

         IMAI notified the Company that it would not be providing audited financial statements to the Company, partially because any such audited statements would materially differ from the unaudited financial statements IMAI thought were representative of its operations. Pursuant to a Rescission of Agreements and Release of Claims dated May 10, 1999, which is attached hereto as Exhibit A and incorporated herein by reference ("Rescission and Release"), both the Purchase Agreement and the Employment Agreement were terminated and rescinded ab initio, as was Dr. Vernon's stock option and corresponding Promissory Note and Stock Pledge Agreement. In accordance with the Rescission and Release, the Company, IMAI and Vernon agreed to effect the return and cancellation of any and all consideration related thereto and hold one another harmless and indemnify one another with respect to the obligations stemming from the Purchase and Sale Agreement, the Employment Agreement, Promissory Note, and Stock Pledge Agreement.

         Subsequent to entering into the IMAI acquisition, the Company entered into different consulting agreements with Ken Kurtz and Matthew Dwyer. Dwyer agreed to render services as a management consultant, strategic planner and advisor with respect to the medical imaging services business, whereas Kurtz was to prepare employment agreements, contracts and other filings required by the Commission, satisfy all other necessary state and Federal regulatory bodies, and locate an independent auditor and attorney for the Company. See "Certain Relationships and Related Transactions" below for more information on these agreements and Kurtz and Dwyer.

         Now that the IMAI acquisition has been rescinded and the Wyoming property has been sold, the Company has virtually no assets, currently has no operations, does not produce any goods or provide any other services and has no employees, full or part time. The Company's business plan has returned to identifying and combining with a viable private organization. In the event the Company is successful in associating with another entity, that entity's operations shall become those of the Company.

         To the extent the Company is seeking an operating Company with which to merge, the Company also faces substantial competition. There are likely hundreds of companies that have minimal to no operations that would be attractive entities into which a private operating entity could merge. Moreover, to the extent the Company is unable to sell its property interests or settle its debts, its public shell becomes substantially less marketable and subject to intense competition.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company owned certain real property located in Fremont County, Wyoming, and buildings and mining equipment located on such property for many years (all such real and personal property shall hereinafter be referred to as the "Wyoming Property"). For more information and a legal description of the Wyoming Property, see Exhibit A hereto. The Company had been unable to obtain the necessary funds to proceed with any exploration and mining activities on the Wyoming Property to a level that would produce revenues and profits for the Company. The Company had previously experienced opposition from various environmental groups regarding future mining related activities on the Wyoming Property. As a result, the Wyoming Property has not had any mining related activity for an extended period of time and the Company did not anticipate engaging in any mining related activities in the future.

         The Company executed a Contract to Purchase Mining Property on November 18, 1998 ("Property Contract"), to sell the Wyoming Property to ORA Management, L.L.C. (the "Buyer"), for Seven Hundred Thousand Dollars ($700,000). Pursuant to the Property Contract, which was approved by the Board of Directors and the holders of a majority of the outstanding shares, the Buyer purchased the property, subject to all liens and encumbrances, together with all equipment, houses and other material, excluding any personal property belonging to the caretaker. The Property Contract included, without limitation, the minerals, mining rights and other rights in the land as particularly described in a deed from Timbabah Mining Company to the Company recorded July 13, 1981 in Book 162, Page 741 of Deeds in the Office of the County Recorder of Fremont County, Wyoming. The Property Contract did not include the surface grazing right which was granted to Willowbrook Ranch Company by Timbabah Mining Company pursuant to an Order issued by the District Court of Fremont County, Wyoming, Ninth Judicial District, Civil Action Number 26862.

         On February 15, 1999, the Company and Buyer executed an Extension of Contract to Purchase Mining Property. Pursuant to this extension, the closing date was extended to April 30, 1999 in exchange for an additional cash down payment of Ten Thousand Dollars ($10,000). All other terms and conditions of the Contract to Purchase Mining Property remained the same. On April 23, 1999, the Company and Buyer executed a Second Extension of Contract to Purchase Mining Property. Pursuant to this second extension, the closing date was extended to May 24, 1999, in exchange for an additional cash down payment in the amount of Four Hundred Fifty Thousand Dollars ($450,000) to be deposited in an escrow account. One Hundred Thousand Dollars ($100,000) of this deposit was non-refundable. The Thirty Five Thousand Dollars ($35,000) in down payment already deposited in the escrow account was also made non-refundable. These deposits accrued to the final purchase price of Seven Hundred Thousand Dollars ($700,000) which was paid at the time of closing on May 24, 1999.

         On May 24, 1999, the Company received the purchase price of $700,000, of which $648,810.82 constituted net proceeds to the Company. The Company agreed with six of its largest creditors to exchange these net proceeds in varying proportions for the release and satisfaction of claims against the Company totaling $2,032,433. The Company's Board of Directors has unanimously agreed to this sale of the Wyoming Property and the settlement of such claims with the sale proceeds. Such proceeds were in fact transferred to such creditors pursuant to five Satisfaction and Releases, which, along with the Property Contract and its two extensions, are attached hereto as exhibits and incorporated by reference.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters before its shareholders during the year ended May 31, 1998 and has not submitted any matters to its shareholders since December 1993. However, the Company is holding an annual meeting of shareholders on August 16, 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is currently traded through the NASD Over-the-Counter Bulletin Board ("OTCBB") under the symbol NUGT, although very limited trading has occurred over the past several years.

         The table set forth below lists the range of high and low bids of the Company's Common Stock for each quarter over the last two fiscal years ended May 31, 1999 and 1998. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The prices below are adjusted for the 1-for-310 share reverse stock split of the Company's Common Stock effective October 19, 1998.

         Calendar Year             Quarter           High             Low

         1998                      First             $0.02            $0.005
                                   Second            $0.02            $0.005
                                   Third             $0.02            $0.001
                                   Fourth            $0.02            $0.005

         1999                      First             $0.02            $0.001
                                   Second            $6.00            $0.062
                                   Third             $7.00            $0.062
                                   Fourth            $6.50            $0.062

         As of July 20, 1999, there were approximately 616 holders of record of the Company's Common Stock. The Company has not declared any cash dividends for the last two fiscal years. The Company does not anticipate declaring any cash dividends in the near future. There are no restrictions that limit the Company's ability to pay dividends, other than those generally imposed by applicable state law. The future payment of dividends, if any, on the Common Stock is within the discretion of the board of directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. The Company does not anticipate the payment of future dividends.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Plan of Operations

         As used herein, the term "Company" refers to Nugget Exploration Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in Nevada on July 24, 1980, under the name of Western Exploration and Mining Company to engage in the business of locating, acquiring, testing, exploring and mining precious metals including gold, silver, uranium and other mineral properties. On February 5, 1981, the Company amended its Articles of Incorporation to change its name to Nugget Exploration, Inc.

         In connection with its original business objective, on November 19, 1980, the Company acquired sixteen patented mining claims covering 1280 acres in the Atlantic City-South Pass Mining district and nineteen patented mining claims covering 400 acres in the Lewiston Mining District, Fremont County, Wyoming (together referred to as the "Wyoming Property"). No mining activity occurred on the property for several years because the Company has been inadequately funded and various environmental groups had opposed mining related activities on the property.

         As the Company's merger with IMAI has been rescinded, which is more fully discussed below, the Company's current business plan has reverted to attempt to merge with a privately owned entity whose operations can provide the Company with a basis for profitably, and the settlement of its debts. The Company does not currently produce any goods or provide any services, nor does the Company have any full or part time employees, aside from its officers and directors. While the Company has limited assets and resources to support itself, Park Street Investments, Inc., a Utah corporation ("Park Street"), has agreed to pay, pursuant to its Agreement as described below, the Company's costs and support the Company's administrative needs until it is able to combine with another entity.

         Park Street and the Company executed a Financial Consulting Agreement on March 5, 1998, (the "Agreement"), whereby Park Street agreed to assist in restructuring the Company's capitalization and finding a suitable merger or business combination. Park Street is 100% owned by Ken Kurtz. The Agreement was filed with the Securities and Exchange Commission ("Commission") on Form 8-K dated June 22, 1998 and is incorporated herein by reference. For more information, see "Certain Relationships and Related Transactions" herein.

         On November 30, 1998, the Company and Ken W. Kurtz ("Kurtz") entered a Consulting Agreement ("November Consulting Agreement") whereby Kurtz agreed to assist the Company by preparing employment agreements, contracts and other filings required by the Commission as well as all other necessary State and Federal regulatory bodies, locating independent auditor and attorney for the Company. For more information on this, see the Company's Form 10-QSB for the quarter ended February 28, 1998.

         As of the date of this filing, no merger or acquisition has been effected. The Company has not realized any cash inflow/or revenue for many years. The Company hopes that engaging in a business combination with a private organization will provide the Company with revenue from operations. Since the Company no longer has any significant assets, any business combination that the Company ultimately effects will almost certainly involve the issuance of the Company's common stock, par value $0.01 ("Common Stock"). Such an exchange of Common Stock will likely substantially dilute the existing ownership position of the Company's current shareholders. If the Company effects a business combination of this type, it may attempt to raise capital or obtain additional employees, as needed by the acquired entity.


ITEM 7.           FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended May 31, 1998 are attached hereto as pages F-1 through F-13.

                            NUGGET EXPLORATION, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                              May 31, 1999 and 1998





                                    CONTENTS


Independent Auditors' Report...................................................3

Balance Sheets.................................................................4

Statements of Operations.......................................................5

Statements of Stockholders' Equity (Deficit)...................................6

Statements of Cash Flows.......................................................8

Notes to the Financial Statements.............................................10

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Nugget Exploration, Inc.
(A Development Stage Company)
Casper, Wyoming



We have audited the accompanying balance sheets of Nugget Exploration, Inc. (a development stage company) as of May 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended May 31, 1999, 1998 and 1997 and from inception on July 24, 1980 through May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nugget Exploration, Inc. (a development stage company) as of May 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended May 31, 1999, 1998 and 1997 and from inception on July 24, 1980 through May 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
Salt Lake City, Utah
July 21, 1999

                            NUGGET EXPLORATION, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS

                                                              May 31,
                                                        -------------------
                                                          1999       1998
                                                        --------   --------
CURRENT ASSETS

   Cash                                                 $  6,180   $  7,010
                                                        --------   --------

     Total Current Assets                                  6,180      7,010
                                                        --------   --------

OTHER ASSETS

   Patented lode mining claims held for sale (Note 4)       --      111,502
                                                        --------   --------

     Total Other Assets                                     --      111,502
                                                        --------   --------

     TOTAL ASSETS                                       $  6,180   $118,512
                                                        ========   ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                              $   20,465   $  147,553
Accrued payroll - related party (Note 5)            --        651,389
Notes payable - related parties (Note 3)            --        624,642
Accrued interest - related parties (Note 3)         --        591,652
Notes payable (Note 6)                             7,380       29,714
Accrued interest (Note 6)                          8,702       27,635
                                              ----------   ----------

  Total Current Liabilities                       36,547    2,072,585
                                              ----------   ----------

  TOTAL LIABILITIES                               36,547    2,072,585
                                              ----------   ----------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 50,000,000 shares authorized of
 $0.01 par value; 697,117 and 48,407 shares issued
 and outstanding, respectively                             6,971            484
Additional paid-in capital                             3,536,930      3,342,317
Deficit accumulated during the development stage      (3,574,268)    (5,296,874)
                                                     -----------    -----------

  Total Stockholders' Equity (Deficit)                   (30,367)    (1,954,073)
                                                     -----------    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                  $     6,180    $   118,512
                                                     ===========    ===========

The  accompanying  notes are an integral part of these financial statements.


                                   NUGGET EXPLORATION, INC.
                                (A Development Stage Company)
                                   Statements of Operations

                                                                                    From
                                                                                Inception on
                                               For the Years Ended                 July 24,
                                                     May 31,                     1980 Through
                                    -----------------------------------------       May 31,
                                        1999           1998           1997           1999
                                    -----------    -----------    -----------    -----------
REVENUES                            $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------

EXPENSES                                250,304         78,524         78,967      5,547,178
                                    -----------    -----------    -----------    -----------

NET LOSS FROM OPERATIONS               (250,304)       (78,524)       (78,967)    (5,547,178)
                                    -----------    -----------    -----------    -----------

OTHER INCOME

   Gain on sale of asset (Note 4)       588,499           --             --          588,499
                                    -----------    -----------    -----------    -----------

     Total Other Income                 588,499           --             --          588,499
                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                     338,195        (78,524)       (78,967)    (4,958,679)
                                    -----------    -----------    -----------    -----------

EXTRAORDINARY ITEM (Note 7)

   Gain on extinguishment of debt     1,384,411           --             --        1,384,411
                                     -----------    -----------    -----------    -----------

     Total Extraordinary Item         1,384,411           --             --        1,384,411
                                    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                   $ 1,722,606    $   (78,524)   $   (78,967)   $(3,574,268)
                                    -----------    -----------    -----------    -----------

BASIC INCOME (LOSS) PER
 SHARE OF COMMON STOCK

   Before extraordinary items       $      0.85    $    (1.62)    $     (1.63)
   Extraordinary items                     3.50            -               -
                                    -----------    -----------    -----------

     Basic Income (Loss) Per
      Share of Common Stock         $      4.35    $     (1.62)   $     (1.63)
                                    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                  396,162         48,407         48,407
                                    ===========    ===========    ===========

The  accompanying  notes are an integral part of these financial statements.

                                   NUGGET EXPLORATION, INC.
                                (A Development Stage Company)
                         Statements of Stockholders' Equity (Deficit)

                                                                                    Deficit
                                                                                  Accumulated
                                                                   Additional      During the
                                            Common Stock            Paid-In       Development
                                        Shares        Amount        Capital          Stage
                                      ----------    ----------     -----------    -----------
At inception on July 24, 1980               --      $     --       $      --      $      --

Common stock issued for property
 at approximately $19.62 per share        10,452           104         204,940           --

Common stock issued for cash
 at approximately $30.33 per share         2,374            24          71,976

Common stock issued for cash
 at approximately $77.50 per share         9,677            97         749,903           --

Stock offering costs                        --            --           (18,854)          --

Common stock issued for cash
 at approximately $77.52 per share           258             3          19,997           --

Common stock issued for cash
 at approximately $96.68 per share        16,129           161       2,499,839           --

Stock offering costs                        --            --          (482,517)          --

Stock issued for property
 at approximately $96.68 per share         2,581            26         249,502           --

Warrant issued for cash                     --            --               100           --

Common stock issued for cash
 and services at approximately
 $43.41 per share                            645             6          27,994           --

Common stock issued for services
 at approximately$3.10 per share             323             3             997           --

Common stock issued for debt
 at approximately $3.10 per share          5,968            60          18,440           --

Net loss for the period from
 inception on July 24, 1980 to
 May 31, 1995                               --            --              --       (5,103,532)
                                      ----------    ----------     -----------    -----------

Balance, May 31, 1995                     48,407           484       3,342,317     (5,103,532)

Net loss for the year ended
 May 31, 1996                               --            --              --          (35,851)
                                      ----------    ----------     -----------    -----------

Balance, May 31, 1996                     48,407   $       484    $ 3,342,317    $(5,139,383)
                                      ----------    ----------     -----------    -----------


          The accompanying notes are an integral part of these financial statements.

                                   NUGGET EXPLORATION, INC.
                                (A Development Stage Company)
                         Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                    Deficit
                                                                                  Accumulated
                                                                   Additional      During the
                                            Common Stock            Paid-In       Development
                                        Shares        Amount        Capital          Stage
                                      ----------    ----------     -----------    -----------
Balance, May 31, 1996                     48,407    $      484     $ 3,342,317    $(5,139,383)

Net loss for the year ended
 May 31, 1997                              --            --              --           (78,967)
                                      ----------    ----------     -----------    -----------
Balance, May 31, 1997                     48,407           484       3,342,317     (5,218,350)

Net loss for the year ended
 May 31, 1998                              --            --              --           (78,524)
                                      ----------    ----------     -----------    -----------
Balance, May 31, 1998                     48,407           484       3,342,317     (5,296,874)

Common stock issued for cash
$0.31 per share                           48,710           487          14,613          --

Common stock issued for services
 at $0.31 per share                      600,000         6,000         180,000          --

Net income for the year ended
 May 31, 1999                              --            --              --         1,722,606
                                      ----------    ----------     -----------    -----------
Balance, May 31, 1999                    697,117    $    6,971     $ 3,536,930    $(3,574,268)


          The accompanying notes are an integral part of these financial statements.

                                         NUGGET EXPLORATION, INC.
                                       (A Development Stage Company)
                                          Statements of Cash Flows



                                                                                                 From
                                                                                             Inception on
                                                             For the Years Ended                July 24,
                                                                    May 31,                   1980 Through
                                                  ----------------------------------------      May 31,
                                                     1999            1998          1997           1999
                                                  -----------    -----------    ----------    -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES:

   Net income (loss)                              $ 1,722,606    $   (78,524)   $  (78,967)   $(3,574,268)
   Adjustments to reconcile net loss to
    changes in operating assets and
    liabilities:
     Stock issued for services, property and
       debt                                           186,000           --            --          550,571
     Gain on sale of asset                           (588,499)          --            --         (588,499)
     Gain on extinguishment of debt                (1,384,411)          --            --       (1,384,411)
   Changes in operating assets and liabilities:
     Increase (decrease) in accrued expenses              664         74,709        73,907      1,271,340
     Increase (decrease) in accounts payable          (90,611)        10,803         4,932         56,942
                                                  -----------    -----------    ----------    -----------

       Net Cash Provided (Used) by
        Operating Activities                         (154,251)         6,988          (128)    (3,668,325)
                                                  -----------    -----------    ----------    -----------

CASH FLOWS FROM
 INVESTING ACTIVITIES:

   Investment in property                                --             --            --         (111,502)
   Cash received on sale of property                  700,000           --            --          700,000
                                                  -----------    -----------    ----------    -----------

       Net Cash Provided by
        Investing Activities                          700,000           --            --          588,498
                                                  -----------    -----------    ----------    -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES:

   Sale of common stock for cash - net of
     stock offering costs                              15,100           --            --        2,993,330
   Cash payments of notes payable - related          (561,679)          --            --         (561,679)
   Proceeds from notes payable                           --             --            --          654,356
                                                  -----------    -----------    ----------    -----------

       Net Cash Provided (Used) by
        Financing Activities                         (546,579)          --            --        3,086,007
                                                  -----------    -----------    ----------    -----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                    (830)         6,988          (128)                        6,180
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    7,010             22           150           --
                                                  -----------    -----------    ----------    -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                    $     6,180    $     7,010   $        22    $     6,180

                                                  ===========    ===========    ==========    ===========

                 The accompanying notes are an integral part of these financial statements.

                                    NUGGET EXPLORATION, INC.
                                 (A Development Stage Company)
                              Statements of Cash Flows (Continued)


                                                                                      From
                                                                                  Inception on
                                                    For the Years Ended              July 24,
                                                           May 31,                 1980 Through
                                               ------------------------------        May 31,
                                                 1999       1998       1997           1999
                                               --------   --------   --------       ---------
SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR:

   Interest                                    $   --     $   --     $   --         $    --
   Income taxes                                $   --     $   --     $   --         $    --

NON-CASH FINANCING ACTIVITIES

   Common stock issued for services rendered   $186,000   $   --     $   --         $ 200,000
   Common stock issued for debt relief         $   --     $   --     $   --         $  18,500
   Common stock issued for property            $   --     $   --     $   --         $ 249,528

           The accompanying notes are an integral part of these financial statements.

                            NUGGET EXPLORATION, INC.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                             May 31, 1999 and 1998


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

              c.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

              d.  Provision for Taxes

              At May 31, 1999, the Company had net operating loss carryforwards of approximately $3,500,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amounts.

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

                                    NUGGET EXPLORATION, INC.
                                  (A Development Stage Company)
                                Notes to the Financial Statements
                                      May 31, 1999 and 1998


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

NOTE 3 -      NOTES PAYABLE - RELATED PARTIES

     Notes payable - related parties at May 31, 1999 and 1998 consisted of the following:

                                                                                   1999         1998
                                                                                ----------   ----------
                             Note payable to officers of the Company,
                              interest at 12% per annum, due on demand,
                              unsecured                                         $     --     $  155,203

                             Notes payable to an officer of the Company,
                              interest at 11% to 12.75%, due on demand,
                              unsecured                                               --        434,073

                             Note payable to a related party bearing interest
                              at 2% over prime, due on demand, unsecured              --         34,166

                             Note payable to a related party bearing interest
                              at 2% over prime, due on demand, unsecured              --          1,200
                                                                                ----------   ----------

                                  Totals                                              --        624,642

                                  Accrued interest                                    --        591,652
                                                                                ----------   ----------

                                  Total Amounts Due                             $     --     $1,216,294
                                                                                ==========   ==========

              Since inception of the Company, the President and Treasurer of the Company had advanced money to the Company without collateral and paid certain expenses on behalf of the Company, which totaled $624,642 at May 31, 1998. During the year ended May 31, 1999, the Company settled the amount in full, including accrued interest thereon.

                                    NUGGET EXPLORATION, INC.
                                  (A Development Stage Company)
                                Notes to the Financial Statements
                                      May 31, 1999 and 1998


NOTE 4 -      PATENTED LODE MINING CLAIMS SALE

              The Company acquired patented lode mining claims in Atlantic City, Wyoming for the purpose of mining gold. During the year ended May 31, 1999, the mining claims were sold at a gain of $588,499.

NOTE 5 -      ACCRUED PAYROLL - RELATED PARTY

              The Company had accrued salary to the Company's former President. At May 31, 1999 and 1998, the amounts due were $-0- and $651,389, respectively.

NOTE 6 -      NOTES PAYABLE

              Notes payable at May 31, 1999 and 1998 consisted of the following:

                                                         1999      1998
                                                        -------   -------
      Note payable to an individual, interest at 9%
       per annum, due on demand, unsecured              $ 2,290   $ 2,290

      Note payable to an individual, interest at 9%
       per annum, due on demand, unsecured                5,090     5,090

      Notes payable to a company, interest at 10.5% -
       12.75%, due on demand, unsecured                    --      22,334
                                                        -------   -------

           Totals                                         7,380    29,714

           Accrued interest                               8,702    27,635
                                                        -------   -------

           Total Amounts Due                            $16,082   $57,349
                                                        =======   =======

                                    NUGGET EXPLORATION, INC.
                                  (A Development Stage Company)
                                Notes to the Financial Statements
                                      May 31, 1999 and 1998


NOTE 7 -      EXTRAORDINARY ITEM

              During the year ended May 31, 1999, the Company recognized a gain from extinguishment of debt in the amount of $1,384,411. FASB Statement No. 4 requires that gains and losses from extinguishment of debt be reported as extraordinary items. Due to the Company's net operating loss carryforwards, tax effects are not considered in the calculation. The gain on extinguishment of debt was calculated as follows:

                      Balance,                   Gain on Debt                Balance,
                       May 31,       Cash        Extinguish-                  May 31,
                        1998       Payments         ments       Additions      1999
                     ----------   ----------    -------------   ----------   ----------
Accounts payable     $  147,553   $  (92,342)   $     (36,476)  $    1,730   $   20,465
Accrued payroll -
  related party         651,389         --           (651,389)        --           --
Notes payable -
  related parties       624,642     (561,679)         (62,963)        --           --
Accrued interest -
  related parties       591,652         --           (591,652)        --           --
Notes payable            29,714         --            (22,334)        --          7,380
Accrued interest         27,635         --            (19,597)         664        8,702
                     ----------   ----------    -------------   ----------   ----------

Total                $2,072,585   $ (654,021)   $  (1,384,411)  $    2,394   $   36,547
                     ==========   ==========    =============   ==========   ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING FINANCIAL DISCLOSURE

         The principal independent auditor of the Company has not changed within the past two years.


                                    PART III



ITEM 9.           DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT





        Directors, Executive Officers and Control Persons

            Name                 Age               Position(s) and Office(s)

            Tyson Schiff         27                President, Secretary,
                                                   Treasurer and Director

            Brian Ortega         26                Director

            Marianne Brady       23                Director

            Ken Kurtz            31                Control Person


         Tyson Schiff has served as an officer and director of the Company since October 7, 1998. Schiff is currently serving as an account specialist at Culver Staffing Resource in Salt Lake City, Utah, where he has been employed since April 1997. Prior to this, Mr. Schiff worked for a consulting firm in Salt Lake City, Utah, specializing in mergers and acquisitions of small public and private companies. Mr. Schiff earned his Bachelors of Science degree in Business Management from the University of Utah in 1995. Mr. Schiff is not currently, nor has he been in the past, an officer or director of any other reporting issuer.

         Brian Ortega has served as a director of the Company since November 30, 1998. He is currently serving as an account specialist at Culver Staffing Resource in Salt Lake City, Utah, where he has been employed since December 1997. Prior to this, Mr. Ortega was employed as an account manager for Matrixx Marketing which is a Salt Lake City based telemarketing and fulfillment center for approximately seven years. Mr. Ortega earned his Associates Degree in Business Management from the Salt Lake Community College in Salt Lake City, Utah. Mr. Ortega is not currently, nor has he been in the past, an officer or director of any other reporting issuer.

         Marianne Brady has served as a director of the Company since June 9, 1999. She is currently serving as an account manager for Culver Staffing Resource in Salt Lake City, Utah, since April 1998. Prior to this, Ms. Brady worked at Utah Valley Medical Center as a registration intake representative. Ms. Brady earned her associates degree in Marketing from Utah Valley State College. Ms. Brady is not currently, nor has she been in the past, an officer or director of any other reporting issuer.

         Ken Kurtz, has never been named as an officer or director of the Company. He is a control person based upon his significant influence and "control" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) over the affairs of the Company as a result of his indirect ownership of more than 50% of the Company's outstanding Common Stock. See "Certain Relationships and Related Transactions" herein for more information on Mr. Kurtz, First Avenue, Ltd, and Park Street. Mr. Kurtz has over twelve years experience in the securities industry. Over the past five years, most of his activities have been involved in consulting with public and private companies on mergers, recapitalizations and other reorganizations. Additionally, Mr. Kurtz has served on the board of directors and as an officer of several publicly held companies, including Hamilton Exploration Co., Inc. Currently, Mr. Kurtz holds no other directorships with other reporting companies.

Section 16(a) Beneficial Ownership Reporting Compliance

         None of the Company's directors have ever owned shares of the Company's Common Stock. However, the Company's current directors did not timely file required Forms 3, between the time of their respective appointments until July 13, 1999.

         Based solely upon the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the registrant under Rule 16a-3(a) during the fiscal year preceding the filing of this Form 10-KSB, the Company is not aware of any other person who was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.



ITEM 10.          EXECUTIVE COMPENSATION



         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director of the Company during the years ended May 31, 1999, 1998 or 1997. The following tables describe the compensation of the persons who have served as the Company's president for the last three fiscal years and the first six months of the current fiscal year.

                           SUMMARY COMPENSATION TABLES

                                                 Annual Compensation
     --------------------------------------------------------------------------------------------------------------
     Name and                                                                            Other Annual Compensation
     Principal Position              Year           Salary ($)         Bonus ($)                     ($)
     --------------------------      -----          ----------         ---------         --------------------------
     Tyson Schiff, President          1999                 -0-              $500(1)                   -0-

     Mary C. MacQueen, President      1998                 -0-                -0-                     -0-

     John W. MacGuire, President      1997                 -0-                -0-                     -0-


                                                             Long Term Compensation
                                         --------------------------------------------------------
                                                         Awards                          Payouts
                                         ------------------------------------------      --------
                                                                                          LTIP       All Other
 Name and Principal                      Ristricted Stock     Securities Underlying      Payouts     Compensation
 Position                        Year       Award(s)($)       Options/SARs(#)              ($)             ($)
- -------------------              -----   ------------------   ---------------------      --------    -------------
 Tyson Schiff,                   1999           -0-                    -0-                 -0-            -0-
 President

 Mary C. MacQueen,               1998           -0-                    -0-                 -0-            -0-
 President

 John W. MacGuire,               1997           -0-                    -0-                 -0-            -0-
 President

         (1) In October 1998, Tyson Schiff received a $500 bonus for serving as the Company's president and director since July 1996, and for agreeing to continue to serve as a director and the president of the Company.



ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 23, 1999, certain information with respect to each person or group known by the Company to beneficially own more than 5% of the issued and outstanding shares of Common Stock, each executive officer and director individually and all officers and directors as a group. To the best of Company's knowledge, unless otherwise indicated, each holder has sole voting and investment power over the shares indicated as beneficially owned by such person.

         All information contained herein relating to the security holders of directors and officers of the Company is based upon information received from such directors and officers and from the Company's transfer agent, American Securities Transfer, Inc.

                         Name and Address of                   Amount of
                         Beneficial Owner                      Beneficial Ownership         Percent of Class
                         -------------------------------       --------------------         ----------------
    Common Stock         Ken Kurtz                                          348,709(1)                 50.02%
                         2133 East 9400 South, Suite 151
                         Salt Lake City, Utah 84093

    Common Stock         First Avenue Ltd.                                  139,709                     21.3%
                         2133 East 9400 South, Suite 151
                         Salt Lake City, Utah 84093


                         Executive Officers and Directors
                         --------------------------------
    Common Stock         Tyson Schiff                                             0                        0
                         2133 East 9400 South, Suite 151
                         Salt Lake City, Utah 84093

    Common Stock         Marianne Brady                                           0                        0
                         2133 East 9400 South, Suite 151
                         Salt Lake City, Utah 84093

    Common Stock         Brian Ortega                                             0                        0
                         2133 East 9400 South, Suite 151
                         Salt Lake City, Utah 84093

    Common Stock         Executive Officers and Directors                         0                        0
                         as a Group


(1) Includes 139,709 shares owned by First Avenue Ltd., which is wholly owned by Kurtz, and 9,000 shares held in a retirement account of Kurtz.



ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



         Several outstanding debts were discharged with the proceeds received from the sale of the Company's Wyoming Property. See "Description of Business & Related Information - Real Estate Holdings" above for more information on the Wyoming Property. Some of the debts settled were owed to the Company's former president, Mary MacGuire, and to its former corporate secretary, Dolores
MacQueen. A total of $2,032,433 of debt was settled in exchange for the $648,810.82 of net proceeds realized from the sale of the Wyoming Property. Such debts were settled in varying proportions pursuant to five Satisfaction and Releases, which were attached hereto as Exhibits 10(vi) through 10(x) to the Company's Form 10-QSB for the quarter ended February 28, 1999.

Ken W. Kurtz

         Ken Kurtz indirectly owns more than 50% of the Company's outstanding Common Stock based on his personal stock ownership and his control of two entities. Personally, Kurtz owns approximately 200,000 shares, which were received pursuant to a November 30, 1998 consulting agreement with the Company ("November Consulting Agreement") whereby Kurtz agreed to assist the Company in preparing employment agreements, contracts and other filings required by the Commission as well as all other necessary State and Federal regulatory bodies, locating independent auditor and attorney for the Company. Kurtz received Four Hundred Thousand (400,000) shares of Client's common stock in exchange for such services, which shares were registered on a Form S-8 registration statement.


         On June 22, 1998, and in consideration for the assistance of Park Street and a cash infusion to the Company by Park Street of $15,100, the Company issued 15,100,000 restricted shares of common stock (the "Shares") to a designee of Park Street -- First Avenue, Ltd., a limited partnership organized under the laws of the State of Utah. Ken Kurtz, being a general partner of First Avenue, Ltd. and the president of Park Street, indirectly controls the shares. The October 7, 1998 stock split reduced this quantity to First Avenue's current ownership of 48,709 shares. See "Market for Common Equity & Related Shareholder Matters" for more information on the reverse stock split.

         According to a Financial Consulting Agreement between Company and Park Street Investments, Inc. executed on March 5, 1998 ("March Consulting Agreement"), Park Street has also agreed to assist the Company with its administration and recapitalization. Park Street also agreed to actively pursue and negotiate a merger or business combination with a third party on behalf of the Company. Park Street is responsible for the costs associated with these responsibilities until the Company effects a business combination with another entity. If a merger or business combination is achieved, the Company anticipates having such third party take over full operation and responsibility of the Company.

         Also according to the March Consulting Agreement, Park Street shall be entitled to as much as 15% of the total issued and outstanding shares of the Company after a business combination. Park Street shall also be entitled to any cash consideration that it can negotiate from a potential business entity. However, because the exact number of shares which will be outstanding after an as of yet unidentified business combination is currently unknown and because the exact percentage of ownership that Park Street may receive will be subject to negotiations between the Company, Park Street, and the potential target Company, the actual number of shares to be owned by Park Street may be modified by mutual agreement by the parties involved. Moreover, the amount of cash that Park Street may receive is also subject to negotiation and is currently unknown. In no event, shall Park Street's ownership percentage exceed more than 15% of the total outstanding shares of the Company after a business combination.

Matthew Dwyer

         The Company  and Matthew P. Dwyer  entered a  Consulting  Agreement  on
November 30, 1998, which provided for Dwyer's services as a management consultant, strategic planner and advisor with respect to the medical imaging services business, which the Company temporarily entered when it executed the Purchase Agreement with IMAI. Pursuant to this contract, Dwyer was issued 200,000 shares of the Company's Common Stock and was to receive options to purchase of One Million shares of the Common Stock exercisable as follows:
250,000 shares exercisable at $0.50, 250,000 shares exercisable at $1.00, 250,000 shares exercisable at $2.00 and 250,000 shares exercisable at 3.00. The Company issued the 200,000 shares to Dwyer and registered such shares on Form S-8 under the Securities Act of 1933, as amended, but ceased its involvement in the medical imaging industry prior to granting Dwyer any options. The Company believes neither Dwyer nor any party related to Dwyer hold any of the shares he was issued or any other shares of the Company's Common Stock.



ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K



(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 30th day of July, 1999.

                                                     Nugget Exploration, Inc.


                                                     /s/    Tyson Schiff
                                                     Tyson Schiff, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


/s/    Tyson Schiff                                     Date:
Tyson Schiff, President,
Secretary, Treasurer and Director

/s/    Brian Ortega                                     Date:
Brian Ortega, Director


/s/    Marianne Brady                                   Date:
Marianne Brady, Director

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

10(i)             *          This Rescission of Agreements and Release of Claims
                             is made as of this 10th day of May 1999 between and
                             among Nugget Exploration,  Inc., Imaging Management
                             Associates,   Inc.,  and  Dr.  Leonard  Vernon,   ,
                             incorporated herein by reference from the Company's previous filings.

10(ii)            *          This  Consulting  Agreement is made  effective this
                             30th day of November, 1998 by and between the Company and Ken W. Kurtz, incorporated herein by reference from the Company's previous filings.

10(iii)           *          Contract to  Purchase  Mining  Property  entered on
                             November 18, 1998,  by and between ORA  Management,
                             LLC,  and  the  Company,   incorporated  herein  by
                             reference from the Company's previous filings.

10(iv)            *          Extension of Contract to Purchase  Mining  Property
                             by and between ORA Management, L.L.C., and the Company, dated February 15, 1999, incorporated herein by reference from the Company's previous filings.

10(v)             *          Second  Extension  of Contract  to Purchase  Mining
                             Property by and between ORA Management, L.L.C., and the Company, dated April 23, 1999, incorporated herein by reference from the Company's previous filings.

10(vi)            *          Satisfaction  and  Release  entered  into April 30,
                             1999  between  and  among  the  Company,   Anne  M.
                             MacGuire and Mary C. MacGuire, incorporated herein by reference from the Company's previous filings.

10(vii)           *          Satisfaction  and  Release  entered  into April 30,
                             1999 by and  between  the  Company  and  Delores H.
                             MacQueen, incorporated herein by reference from the Company's previous filings.

10(viii)          *          Satisfaction  and Release  entered into May 5, 1999
                             by and  between  the  Company  and  Lubuau,  Hand &
                             Bailey, L.L.C., incorporated herein by reference from the Company's previous filings.

10(ix)            *          Satisfaction  and Release entered into May 11, 1999
                             by and  between  the  Company  and Mary  Alice Hand
                             (Mrs. Dennis (Joe) Hand), incorporated herein by reference from the Company's previous filings.

10(x)             *          Satisfaction  and Release entered into May 11, 1999
                             by and between the Company and Robert Jerry Hand, incorporated herein by reference from the Company's previous filings.

(10)(xi)          *          Appointment  of  Jones,  Jensen  &  Company  as the
                             Company's independent auditor, filed as an Exhibit to the Company's report filed on Form 8-K dated
                             July 27, 1998 and incorporated herein by reference.