Form 10QSB
period 1999-08-31
NUGGET EXPLORATION INC
filed 1999-10-15
CIK 356590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1999.

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

     [X] Yes [ ] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The number of shares outstanding of the Company's common stock ($0.01 par value), as of October 14, 1999, was approximately 697,117 shares.

                                                       Total Number of Pages: 37
                                          Index to Exhibits is Located on Page 7

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                  PLAN OF OPERATION............................................3


                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................6

         SIGNATURES............................................................6

         INDEX TO EXHIBITS.....................................................7

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS


         Financial statements of the Company for the quarter ended August 31, 1999 and from the Company's inception on July 24, 1980 through August 31,1999 are attached hereto as pages F-1- through F-10-.

         Until the sale of the Company's mining properties on May 24, 1999, the Company was therefore not required to file the financial information required by
Part I of Form 10-QSB pursuant to Exchange Act Regulations Rule 13a-13(c)(2). Such information is not required of mining companies not in the production state but engaged primarily in the exploration for or the development of mineral deposits other than oil, gas or coal, if such company (i) has not been in production during the current fiscal year or the two years immediately prior thereto, and (ii) does not, together with any subsidiaries, have receipts from the sale of mineral products or from the operations of mineral producing properties exceeding $500,000 in any of the most recent six years or exceeding $1,500,000 from the most recent six fiscal years altogether.

         In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                            NUGGET EXPLORATION, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)

                                August 31, 1999

                                C O N T E N T S


Balance Sheet (Unaudited)...................................................F-3-

Statements of Operations (Unaudited)........................................F-4-

Statements of Stockholders' Equity (Deficit) (Unaudited)....................F-5-

Statements of Cash Flows (Unaudited)........................................F-7-

Notes to the Financial Statements (Unaudited)...............................F-8-

                               NUGGET EXPLORATION, INC.
                             (A Development Stage Company)
                                Unaudited Balance Sheet


                                        ASSETS

                                                                        August 31,
                                                                           1999
                                                                      ------------
CURRENT ASSETS
   Cash                                                               $      3,253
                                                                      ------------
     Total Current Assets                                                    3,253
                                                                      ------------
     TOTAL ASSETS                                                     $      3,253
                                                                      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                   $     22,622
   Note payable - (Note 3)                                                   7,380
   Accrued Interest - (Note 3)                                               8,906
                                                                      ------------
     Total Current Liabilities                                              38,908
                                                                      ============
STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.01 par value, 25,000,000 shares authorized,
    697,117 shares issued and outstanding                                    6,971
   Additional paid-in capital                                            3,536,930
   Deficit accumulated during the development stage                     (3,579,556)
                                                                      ------------
     Total Stockholders' Equity (Deficit)                                  (35,655)
                                                                      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $      3,253



 The accompanying notes are an integral part of these unaudited financial statements.


                                        F-3


                                      NUGGET EXPLORATION, INC.
                                    (A Development Stage Company)
                                 Unaudited Statements of Operations


                                                                             From
                                                                          Inception on
                                                For the                     July 24,
                                            Three Months Ended            1980 Through
                                                August 31,                  August 31,
                                      --------------------------          ------------
                                          1999           1998                 1999
                                      -----------    -----------          ------------
REVENUES                              $      --      $      --            $      --

EXPENSES

     Total Expenses                         5,288           --               5,552,466
                                      -----------    -----------          ------------

LOSS FROM OPERATIONS                       (5,288)          --              (5,552,466)
                                      -----------    -----------          ------------
OTHER INCOME

     Gain on Sale of Asset                   --             --                (588,499)
                                      -----------    -----------          ------------
     Total Other Income                      --             --                (588,499)
                                      -----------    -----------          ------------

NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                         (5,288)          --              (4,963,967)
                                      -----------    -----------          ------------
EXTRAORDINARY ITEM

     Gain on extinguishment of debt          --             --               1,384,411
                                      -----------    -----------          ------------
       Total Extraordinary Item              --             --               1,384,411
                                      -----------    -----------          ------------

NET LOSS                              $    (5,288)   $      --            $ (3,579,556)
                                      ===========    ===========          ============

BASIC LOSS PER SHARE                  $      (.01)   $      --
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    697,117           --
                                      ===========    ===========

  The accompanying notes are an integral part of these unaudited financial statements.

                                          F-4

                                   NUGGET EXPLORATION, INC.
                                (A Development Stage Company)
                         Statements of Stockholders' Equity (Deficit)

                                                                                 Deficit
                                                                                Accumulated
                                            Common Stock          Additional    During the
                                     -------------------------     Paid-In      Development
                                        Shares        Amount       Capital         Stage
                                     -----------   -----------   -----------    -----------
At inception on July 24, 1980 ....          --     $      --     $      --      $      --

Common stock issued for property
 at approximately $19.62 per share        10,452           104       204,940           --

Common stock issued for cash
 at approximately $30.33 per share         2,374            24        71,976

Common stock issued for cash
 at approximately $77.50 per share         9,677            97       749,903           --

Stock offering costs .............          --            --         (18,854)          --

Common stock issued for cash
 at approximately $77.52 per share           258             3        19,997           --

Common stock issued for cash
 at approximately $96.68 per share        16,129           161     2,499,839           --

Stock offering costs .............          --            --        (482,517)          --

Stock issued for property
 at approximately $96.68 per share         2,581            26       249,502           --

Warrant issued for cash ..........          --            --             100           --

Common stock issued for cash
 and services at approximately
 $43.41 per share ................           645             6        27,994           --

Common stock issued for services
 at approximately$3.10 per share .           323             3           997           --

Common stock issued for debt
 at approximately $3.10 per share          5,968            60        18,440           --

Net loss for the period from
 inception on July 24, 1980 to
 May 31, 1995 ....................          --            --            --       (5,103,532)

Balance, May 31, 1995 ............        48,407           484     3,342,317     (5,103,532)



     The accompanying notes are an integral part of these unaudited financial statements.

                                            F-5

                                   NUGGET EXPLORATION, INC
                                (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                 Deficit
                                                                                Accumulated
                                            Common Stock          Additional    During the
                                     -------------------------     Paid-In      Development
                                        Shares        Amount       Capital         Stage
                                     -----------   -----------   -----------    -----------
Net loss for the year ended
 May 31, 1996 ..................            --            --            --          (35,851)
                                     -----------   -----------   -----------    -----------

Balance, May 31, 1996 ..........          48,407   $       484   $ 3,342,317    $(5,139,383)

Net loss for the year ended
 May 31, 1997 ..................          --              --          --            (78,967)
                                     -----------   -----------   -----------    -----------

Balance, May 31, 1997 ..........          48,407           484     3,342,317     (5,218,350)

Net loss for the year ended
 May 31, 1998 ..................            --            --          --            (78,524)
                                     -----------   -----------   -----------    -----------

Balance, May 31, 1998 ..........          48,407           484     3,342,317     (5,296,874)

Common stock issued for cash
$0.31 per share ................          48,710           487        14,613             --

Common stock issued for services
 at $0.31 per share ............         600,000         6,000       180,000             --

Net income for the year ended
 May 31, 1999 ..................            --            --          --          1,722,606
                                     -----------   -----------   -----------    -----------

Balance, May 31, 1999 ..........         697,117     $   6,971   $ 3,536,930    $(3,574,268)
                                     ===========   ===========   ===========    ===========
Net loss for the quarter ended
 August 31, 1999 (unaudited) ...          --              --          --             (5,288)

Balance, August 31, 1999 .......         697,117   $     6,971   $ 3,536,930    $(3,579,556)
(unaudited)                          ===========   ===========   ===========    ===========


     The accompanying notes are an integral part of these unaudited financial statements.



                                             NUGGET EXPLORATION, INC.
                                           (A Development Stage Company)
                                        Unaudited Statements of Cash Flows


                                                                             From
                                                                                                    Inception on
                                                                               For the                July 24,
                                                                          Three Months Ended        1980 Through
                                                                              August 31,             August 31,
                                                                      --------------------------     -----------
                                                                          1999           1998            1999
                                                                      -----------    -----------     -----------
                    CASH FLOWS FROM OPERATING ACTIVITIES

                      Net loss                                        $    (5,288)   $        --     $(3,579,556)
                      Adjustments to reconcile net loss to net cash
                       used by operating activities:
                        Common stock issued for services
                        property and debt                                    --               --         550,571
                        Gain on sale of asset                                --               --        (588,499)
                        Gain on extinguishment of debt                       --               --      (1,384,411)
                      Changes in operating assets and liabilities:
                        Increase (decrease) in accrued expenses               204             --       1,271,644
                        Increase (decrease) in accounts payable             2,157             --          59,099
                                                                      -----------    -----------     -----------

                          Net Cash Used by Operating Activities            (2,927)            --      (3,671,152)
                                                                      -----------    -----------     -----------

                   CASH FLOWS FROM INVESTING ACTIVITIES:

                        Investment in property                               --               --        (111,502)
                        Cash received on sale of property                    --               --         700,000
                                                                      -----------    -----------     -----------
                          Net Cash Provided by
                          Investing Activities                               --               --         588,498
                                                                      -----------    -----------     -----------

                   CASH FLOWS FROM FINANCING ACTIVITIES

                        Sale of Common stock for cash - net of
                        stock offering costs                                 --               --       2,993,330
                        Cash payments of notes payable - related             --               --        (561,679)
                        Proceeds from notes payable                          --               --         654,356
                                                                      -----------    -----------     -----------
                          Net Cash Provided by
                          Financing Activities                               --               --       3,086,007
                                                                      -----------    -----------     -----------

                   NET INCREASE (DECREASE) IN CASH                         (2,927)            --           3,253

                   CASH AND CASH EQUIVALENTS AT
                    BEGINNING OF PERIOD                                     6,180             --            --
                                                                      -----------    -----------     -----------
                   CASH AND CASH EQUIVALENTS AT
                    END OF PERIOD                                     $     3,253    $        --     $     3,253
                                                                      ===========    ===========     ===========

               The accompanying notes are an integral part of these unaudited financial statements.

                                                       F-7

                            NUGGET EXPLORATION, INC.
                         (A Development Stage Company)


                  Notes to the Unaudited Financial Statements
                                August 31, 1999

NOTE 1 - ORGANIZATION AND HISTORY

Nugget Exploration, Inc. (the Company) was incorporated under the laws of Nevada on July 24, 1980 for the purpose of exploring for and developing uranium, gold and other mineral properties. The Company has had limited operations to date and its activities have consisted primarily of raising equity capital and the acquisition and exploration of mineral properties; accordingly, the Company is considered to be a development stage enterprise as defined in SFAS 7. Current operations are being funded by borrowing from the Company's officers.

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

   d.  Provision for Taxes

   At August 31, 1999, the Company had net operating loss carry forwards of approximately $3,500,000 that may be offset against future taxable income through 2018. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amounts.

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

   f.  Basis of Presentation

   For the quarter ended August 31, 1998, the financial  information required by
   Part I of Form 10-QSB was not required pursuant to Exchange Act Regulations Rule 13a-13(c)(2). Such information is not required for mining companies not in the production state but engaged primarily in the exploration for or the development of mineral deposits other than oil, gas or coal, if all the following conditions are met: (i) The registrant has not been in production during the current fiscal year or the two NUGGET EXPLORATION, INC. (A Development Stage Company) Notes to the Unaudited Financial Statements August 31, 1999

                            NUGGET EXPLORATION, INC.
                         (A Development Stage Company)


                  Notes to the Unaudited Financial Statements
                                August 31, 1999

   years immediately prior thereto; except that being in production for an aggregate period of not more than eight months over the three-year period shall not be in violation of this condition. (ii) Receipts from the sale of mineral products or from the operations of mineral producing properties by the registrant and its subsidiaries combined have not exceeded $500,000 in any of the most recent six years and have not aggregated more than $1,500,000 in the most recent six fiscal years.

   Up until the sale of the Company's mining properties on May 24, 1999, the Company was therefore not required to file the financial information required by Part I of Form 10-QSB pursuant to Exchange Act Regulations Rule 13a-13(c)(2).


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

NOTE 3 -      NOTES PAYABLE

Notes payable at May 31, 1999 and August 31, 1999 consisted of the following:

                                                                          May 31,     August 31,
                                                                           1999          1999
                                                                        ---------     ---------
              Note payable to an individual, interest at 9%
               per annum, due on demand, unsecured.                     $   2,290     $   2,290

              Note payable to an individual, interest at 9%
               per annum, due on demand, unsecured.                         5,090         5,090
                                                                        ---------     ---------

                   Totals                                                   7,380         7,380

                   Accrued interest                                         8,702         8,906
                                                                        ---------     ---------

                   Total Amounts Due                                    $  16,082     $  16,286
                                                                        =========     =========

                            NUGGET EXPLORATION, INC.
                          (A Development Stage Company)
                   Notes to the Unaudited Financial Statements
                                 August 31, 1999

NOTE 4 -      SUBSEQUENT EVENTS

a. Annual Meeting of Shareholders

An annual meeting of shareholders was held on August 16, 1999 in Sandy, Utah. To
1) ratify the election of new board members: 2) ratify the Rescission of the Purchase and Sale Agreement dated December 9, 1998 and rescinded May 10, 1999;
3) vote on amending the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.01, from 5,000,000 to 25,000,000; 4) ratify and vote on the selection of Jones, Jensen & Company as the Company's auditors for the fiscal year ending May 31, 2000; 5) that an article be added to the Articles of Incorporation, whereby waiving and precluding the application of the anti-takeover provisions of the Nevada Revised Statutes 78.378 to 78.3793, 78.434 and 78.444. All items were voted in favor for by shareholders owning a majority of the Company's issued and outstanding shares either present in person or proxy.


b. Stock Exchange Agreement

On September 31, 1999 a Stock Exchange Agreement and Plan of Merger (the "Agreement") was entered into between and among the Company, Nugget Holding Company, a Delaware corporation ("Newco"), and GoHealth.md Inc., a Delaware corporation ("GoHealth.md"). Pursuant to the Agreement, Newco is to merge with and into GoHealth.md which is to survive the merger and became a wholly owned subsidiary of the Company ("Merger"). Newco is to be formed for the purpose of facilitating the Merger.

Closing is expected to take place within approximately 30 days, and is subject to, among other things, approval by the shareholders of GoHealth.md. Additionally, Closing is to occur when shares have been exchanged by the constituent parties, and a plan of merger is filed and deemed effective with the state of Delaware.

As part of the transaction each issued common share, $0.001 par value, of GoHealth.md as of the Closing (the "GoHealth.md Stock") shall be converted into and exchanged for one share of fully paid and non-assessable Nugget Common Stock, $0.01 par value ("Nugget Stock"). Additionally, the current board of the Company will be replaced by nominees of GoHealth.md's board of directors.
Approximately 3,600,000 shares of the Company's stock will be issued in connection with the transaction after accounting for the exercise of options and warrants thereby resulting in approximately 4,300,000 total shares issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION


Plan of Operation

         As used herein, the term "Company" refers to Nugget Exploration, Inc., a Nevada corporation, and its subsidiaries and predecessors, unless the context indicates otherwise. The Company was originally incorporated in Nevada on July 24, 1980, under the name of Western Exploration and Mining Company, to engage in the business of locating, acquiring, testing, exploring and mining precious metals including gold, silver, uranium and other mineral properties. On February 5, 1981, the Company amended its Articles of Incorporation to change its name to Nugget Exploration, Inc.

         In connection with its original business objective, on November 19, 1980, the Company acquired sixteen patented mining claims covering 1280 acres in the Atlantic City_South Pass Mining district and nineteen patented mining claims covering 400 acres in the Lewiston Mining District, Fremont County, Wyoming (together referred to as the "Wyoming Property"). No mining activity occurred on the property for several years because the Company had been inadequately funded and various environmental groups had opposed mining related activities on the property.
         As has been previously disclosed, the Company's merger with IMAI was rescinded. After this rescission, the Company's business plan reverted to its attempt to merge with a privately owned entity whose operations can provide the Company with a basis for profitably, and the settlement of its debts. The Company does not currently produce any goods or provide any services, nor does the Company have any full or part time employees, aside from its officers and directors.

         Park Street Investments, Inc., a Utah corporation ("Park Street"), and the Company executed a Financial Consulting Agreement on March 5, 1998, (the "Financial Consulting Agreement"), whereby Park Street agreed to assist in restructuring the Company's capitalization and finding a suitable merger or business combination. Park Street is wholly owned by Ken Kurtz, an individual residing in Utah ("Kurtz"). Pursuant to the Financial Consulting Agreement, Park Street agreed to pay the Company's costs and support the Company's administrative needs until it is able to combine with another entity.

         On November 30, 1998, the Company and Kurtz entered a separate Consulting Agreement ("November Consulting Agreement") whereby Kurtz agreed to assist the Company by preparing employment agreements, contracts and other filings required by the Commission as well as all other necessary State and Federal regulatory bodies, locating independent auditor and attorney for the Company. For more information on this November Consulting Agreement, see the Company's Form 10-QSB for the quarter ended February 28, 1998 which is incorporated herein by reference.

GoHealth.md

         On September 30, 1999, the Company entered into a Stock Exchange Agreement and Plan of Merger (the "Merger Agreement") with Nugget Holding Company, a Delaware corporation wholly owned by the Company ("Newco"), and GoHealth.md, Inc., a Delaware corporation ("GoHealth.md"). As of the date of this filing, the Merger Agreement had been executed, but had not yet closed or become effective. While closing is expected to occur within 30 days and is subject to, among other things, approval by the shareholders of GoHealth.md, no assurance can be given the Merger Agreement will become effective. The Merger Agreement is attached hereto as Exhibit 10(ii) and incorporated by reference. The founder, president and a director of GoHealth.md is Dr. Leonard Vernon who is also the founder and president of IMAI, an entity with whom the Company recently rescinded a merger.

         In the event the Merger Agreement becomes effective, Newco shall merge with and into GoHealth.md, which shall survive the merger and become a wholly owned subsidiary of the Company ("Merger"). Newco has been formed to facilitate the Merger. Pursuant to the terms of the Merger Agreement, each outstanding share of GoHealth.md common stock, par value $0.001 (the "GoHealth.md Stock"), would be converted into and exchanged for one share of Nugget's common stock, par value $0.01(the "Company's Common Stock"). Additionally, the current board of the Company would be replaced by nominees of GoHealth.md's board. If the Merger becomes effective, approximately 3,600,000 shares of the Company's Common Stock will be issued to holders of the GoHealth.md Stock or reserved for holders of GoHealth.md options and warrants. While the Company anticipates the Merger being closed, no assurances can be given that it will.

         The Company hopes the Merger between Newco and GoHealth.md will result in a viable avenue toward profitability, although no such assurances can be given. GoHealth.md sought the Merger for a number of reasons, including: (i) the potential for greater equity liquidity; (ii) the greater potential for future financing transactions; and (iii) stock appreciation to its shareholders.

         GoHealth.md, Inc. was incorporated in Delaware in February 1999 for the purpose of developing a health-care portal on the Internet's World Wide Web. GoHealth.md seeks to establish a network for physicians and health care provider, including, for example, medical doctors, chiropractors, dentists, pharmacies, health food and nutrition stores, and therapists), that will allow consumers and professionals to meet online, to share information, and purchase products and services.

         As an Internet portal, GoHealth.md seeks to attract Internet user traffic to its site and participating network members which may allow GoHealth.md to generate advertising revenue from entities targeting health-care markets. GoHealth.md also hopes to develop revenue sharing agreements with its portal participants that will provide a commission of product sales achieved through its network.

         GoHealth.md has a strategic partnership with an entity that has a licensing agreement with the country of Moldolva, which controls the ".md" domain extension. GoHealth.md has acquired the marketing rights to numerous ".md" Internet domain names, such as www.Ask.md, www.Call911.md, www.nutrition.md, www.Family.md. The Company believes the ".md" extension is and will continue to be a highly desired domain extension in the medical industry which is more appealing than comparable extensions of ".com", ".net", ".org" or ".edu". GoHealth.md seeks to establish an additional source of income by marketing Internet domain names with the ".md" extension. The ".md" extension is ideal for health-care providers seeking to establish an Internet presence.
GoHealth.md believes it has a competitive advantage over other companies offering Web site development and hosting services to the health-care industry as a result of the ".md" extension, which the Company believes is more appropriate over the ".com" domain for a practicing physician or other forms of health-care providers.

         Dr. Leonard F. Vernon is GoHealth.md's, founder, President and Chief Executive Officer. His wife is a controlling shareholder. Dr. Vernon has extensive experience in the health-care industry as a practicing Chiropractor and founder and operator of a medical imaging company that became a publicly traded NASDAQ corporation.

         While the Company and GoHealth.md are working toward effecting the Merger, it has not yet closed or become effective. Although the Company is optimistic of effecting the Merger, no assurances can be given that the Company will eventually combine with GoHealth.md.


                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         An annual meeting of shareholders was held at the Sandy City Library, Utah on August 16, 1999. Of the total 697,117 shares of the Company's common stock outstanding and eligible to vote at the annual meeting, 376,903 shares were present, equaling 54% and constituting a quorum.

         At this meeting, the Company's shareholders elected three directors, Tyson Schiff, Marianne Brady and Brian Ortega, all of whom had been previously serving as such.

         Other matters voted upon included the ratification of the Rescission of the Purchase and Sale Agreement, which was originally executed on December 9, 1998 and rescinded on May 10, 1999. This rescission related to the Company's attempted merger with IMAI. For more information on this transaction, see Part I, Item 2 above. This matter was approved by 376,666 shares, while 119 shares voted against, and 118 shares abstained. The shareholders also voted to amend the Company's Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock, par value $0.01, from 5,000,000 to 25,000,000, when 376,271 shares voted for, 567 shares voted against, and 65 shares abstained.

         The shareholders also ratified the selection of Jones, Jensen & Company as the Company's auditors for the fiscal year ending May 31, 2000, by the affirmative vote of 376,666 shares, while 119 shares voted against, and 118 shares abstained.

         The last matter of business proposed related to an amendment to the Articles of Incorporation which would waive and preclude the application of the anti-takeover provisions of the Nevada Revised Statutes 78.378 to 78.3793,
78.434 and 78.444. This amendment to the Company's Articles of Incorporation was approved by 376,628 shares, while 119 shares voted against, and 156 shares abstained.

         More information about the Company's annual meeting and proxy filing is available in the Company's proxy filing and annual report filed August 3, 1999 with the Securities and Exchange Commission which is incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 14th day of October, 1999.

         Nugget Exploration, Inc.

         /s/    Tyson Schiff
         Tyson Schiff, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


         /s/    Tyson Schiff                              Date: October 14, 1999
         Tyson Schiff, President, Secretary,
         Treasurer and Director

         /s/    Brian Ortega                              Date: October 14, 1999
         Brian Ortega, Director

         /s/    Marianne Brady                            Date: October 14, 1999
         Marianne Brady, Director

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

10(i)           *              March 5, 1998 Financial  Consulting  Agreement by
                               and   between   the   Company   and  Park  Street
                               Investments,    Inc.,    a   Utah    corporation.
                               Incorporated herein by reference from the Company
                               Form 8-K filed on June 22, 1998.

10(ii)          A-1            Stock Exchange Agreement and Plan of Merger dated
                               September  30,1999  between  by and among  Nugget
                               Exploration,  Inc.,  Nugget Holding Company,  and
                               GoHealth.md Inc.

(27)            *              Financial Data Schedule