Form 10QSB
period 1999-11-30
NUGGET EXPLORATION INC
filed 2000-01-24
CIK 356590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

          [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1999.

          [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to
               _________.

Commission File Number:             0-10201

                            Nugget Exploration, Inc.
                            ------------------------
                 (Name of small business issuer in its charter)


               Nevada                                  83-0250943
              -------                                  ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)



               2051 Springdale Road, Cherry Hill, New Jersey 08003
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's Telephone Number: 800-204-1902

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                [X] Yes [ ] No


     The number of shares outstanding of our common stock ($0.01 par value), as of January 11, 2000, was approximately 4,224,604.

                                                       Total Number of Pages: 24
                                          Index to Exhibits is Located on Page 7

                                TABLE OF CONTENTS

PART I   ....................................................................-3-

 Item 1.    Financial Statements.............................................-3-

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operation...............................-4-

PART II  ....................................................................-5-

 Item 5.    Other Information................................................-5-

 Item 6.    Exhibits and Reports on Form 8-K.................................-6-

SIGNATURES...................................................................-6-

INDEX TO EXHIBITS............................................................-7-

                                     PART I

Item 1. Financial Statements

         Financial statements for our operations through the quarter ended November 30, 1999 are attached hereto as pages F-1- through F-16.

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




               [Remainder of this page intentionally left blank]

                                  Dennis Riley
                           Certified Public Accountant
                       1200 South Church Street, Suite 16
                           Mount Laurel, NJ 08054-2936


   Member: A.I.C.P.A.
   Fellow: N.J.S.C.P.A.





January 21, 2000

To the Board of Directors
Nugget Exploration, Inc.
(A Development Stage Company)
2501 Springdale Road
Cherry Hill, NJ  08003

I have compiled the accompanying balance sheet of Nugget Exploration, Inc as of November 30, 1999 and the related statements of operations and stockholders' equity and the statement of cash flows for the quarter ended November 30, 1999 in accordance with the standards established by the American Institute of Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Sincerely,

/s/ Dennis Riley

Dennis Riley

 voice: 856-787-0077 fax: 856-787-0066 e-mail: rileycpa@philly.infi.net

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                             As of November 30, 1999



ASSETS:
Current Assets:

  Cash                                                     $            61,173
  Accounts receivable                                                       48
  Stock subscription receivable                                          1,000
  Domain names - available for sale                                     38,077
                                                                ---------------
                                                                       100,298

Other Assets:
  Deposits                                                               1,900
  Prepaid Expenses                                                   1,741,667
  Furniture and Fixtures                                                 7,554
  Website costs                                                         77,035
                                                                ---------------
                                                           $         1,928,454
                                                                ================

LIABILITES AND SHAREHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                                         $            48,995
  Accrued expenses                                                      13,767
  Notes payable                                                         45,380
  Due to officers                                                       21,622
                                                                ---------------
     Total Liabilities                                                 129,764


Stockholders' Equity:
  Common stock: 25,000,000 shares authorized,
    4,224,604 shares issued and                                         13,073
    outstanding

  Additional paid-in capital                                         4,849,028
    Warrants: 1,000,000 warrants authorized,
    600,000 issued and outstanding)
                                                                       850,000

  Deficit accumulated during the period
   ended November 30, 1999                                          (3,913,411)
                                                                ---------------
     Total Stockholders' Equity                                      1,798,690
                                                                ----------------
                                                           $         1,928,454
                                                                ================


The accompanying accountant's compilation report and notes are an integral part of these financial statements.

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                     For the Quarter Ended November 30, 1999

Sales:
  Advertising Revenue                                             $           32
                                                                ----------------
Net Sales
                                                                              32
                                                                ----------------
Other Expenses:
  Accounting                                                               3,000
  Advertising                                                             30,996
  Chat room expense                                                        2,000
  Conferences                                                                895
  Consulting                                                             168,533
  Convention expenses                                                      4,729
  Dues                                                                        62
  Fees                                                                     1,859
  Interest expense                                                           167
  Legal                                                                   13,666
  Postage                                                                  1,704
  Printing                                                                10,107
  Secretarial                                                              9,940
  Telephone                                                                  667
  Travel                                                                   1,833
                                                                ----------------
                                                                         250,158
                                                                ----------------
Net loss                                                    $          (250,126)
                                                                ================

The accompanying accountant's compilation report and notes are an integral part of these financial statements.

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                     For the Period Ended November 30, 1999


                                                     Common Stock
                                                   $.01 Par Value
                                                                                                          Deficit
                                                                                                         Accumulated
                                                                                                         During the
                                                                                 Additional              Development
                                             Number of Shares  Amount          Paid-In Capital             Stage

At inception on July 24, 1980                     $                 $
Common stock issued for property
at approximately $19.62 per share                10,452           104           204,940

Common stock issued for cash
at approximately $30.33 per share                 2,374            24            71,976

Common stock issued for cash
at approximately$77.50 per share                  9,677            97           749,903

Stock offering costs                                                           (18,854)

Common stock issued for cash
at approximately $77.52 per share                   258             3            19,997

Common stock issued for cash
at approximately $96.68 per share                16,129           161         2,499,839

Stock offering costs                                                           (482,517)

Stock issued for property
at approximately $96.68 per share                 2,581            26           249,502

Warrant issued for cash                                                             100

Common stock issued for cash and services
at approximately $43.41 per share                   645             6            27,994

Common stock issued for services
at approximately $3.10 per share                    323             3               997

Common stock issued for debt
at approximately $3.10 per share                  5,968            60            18,440

Net loss for the period from inception
on July 24, 1980 to May 31, 1995                                                                     (5,103,532)

Balance May 31, 1995                             48,407           484         3,342,317              (5,103,532)

Net loss for the year ended May 31, 1996                                                                (35,851)

Balance, May 31, 1996                            48,407           484         3,342,317              (5,139,383)
Net loss for the year ended May 31, 1997                                                                (78,967)


The accompanying accountant's compilation report and notes are an integral part of these financial statements.


                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
                     For the Period Ended November 30, 1999



Balance, May 31, 1997                            48,407     $     484    $    3,342,317          $   (5,218,350)

Net loss for the year ended May 31, 1998                                                                (78,524)

Balance, May 31, 1998                            48,407           484         3,342,317              (5,296,874)

Common stock issued for
  cash $0.31 per share                           48,710           487            14,613

Fractional shares                                   487

Common stock issued December 1998
  for services at $0.31 per share               600,000         6,000           180,000

Net income for the year ended May 31, 1999                                                            1,722,606

Balance, May 31, 1999                           697,604         6,971         3,536,930              (3,574,268)

Net loss for the quarter
  ended August 31, 1999 (unaudited)                                                                      (5,288)

Balance, August 31, 1999 (unaudited)            697,604         6,971         3,536,930              (3,579,556)

On November 10, 1999 acquire
  GoHealth.MD, Inc.                           3,102,000         3,102            -                      (83,729)

Balance November 10, 1999 (unaudited)         3,799,604            -             -                   (3,663,285)

Issue shares on November 16, 1999 for services
  provided by MCOM Management Corp.             300,000         3,000

Net loss for the period ended November 30, 1999
(unaudited)                                                                                            (250,126)

Balance, November 30, 1999 (unaudited)        4,099,604        13,073         3,536,930               3,913,411


The accompanying accountant's compilation report and notes are an integral part of these financial statements.

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                     For the Quarter Ended November 30, 1999



Cash Flows from Operating Activities

  Net loss                                                      $      (250,125)
  Adjustment to reconcile net income to net
      cash provided by operating activities:
  Decrease in stock subscription receivable                                 400
  Increase in Domain names - available for sale                         (10,500)
  Decrease in accounts payable                                          (32,058)
  Increase in accrued expenses                                              167
                                                                   ------------
                                                                       (292,116)

Cash Flows from Investing Activities:
  Deposits                                                               (1,900)
  Prepaid Expenses                                                   (1,435,979)
  Fixed Assets                                                           (7,554)
  Purchase of Website                                                   (11,081)
                                                                   -------------
Net cash provided by investing activities                            (1,456,514)

Cash Flows from financing Activities:
  Proceeds from sale of stock and stock warrants                      1,703,513
                                                                   -----------
Net cash provided by financing activities:                            1,703,513

Net Increase (Decrease)in Cash                                          (45,117)

Cash - Beginning of Period (September 1, 1999)                          106,291
                                                                   ------------
Cash - End of Period (November 30, 1999)                        $        61,173
                                                                   ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the quarter for:
    Interest                                                    $             0

    Taxes                                                       $             0

Supplemental Disclosure of Noncash Investing and Financing
Activities:
  Issuance of common stock and warrants for consulting
    services                                                          1,905,200
  Adjustment of common shares due to reconciliation of
   fractional shares                                                        487



Total Noncash Investing and Financing Activities:               $     1,905,687
                                                                   ============

The accompanying accountant's compilation report and notes are an integral part of these financial statements.

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999



1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Nugget Exploration, Inc. acquired GOHEALTH.MD, Inc. on November 10, 1999. GOHEALTH.MD, Inc., a development stage company, (the "Company") was incorporated under the laws of the State of Delaware on February 23, 1999. The Internet related operations of GOHEALTH.MD, Inc. now comprise virtually all our operations. GOHEALTH.MD, Inc. will be engaged in providing through the Internet an advertising network and Internet presence for independently owned health food stores, health care providers and others.

Basis of Accounting

The financial statements of the Company have been prepared on the accrual basis of accounting.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Use of Management's Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reported quarter. Actual results could differ from those estimates.

Domain Names - Available for Sale

Domain name - available for sale consists of specific domain manes purchased and are valued at the purchase price. Then a domain name is sold, the purchase price for that specific name is removed out of cost.

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999



Impairment of Long-Lived Assets

The company adopted  Statement of Financial  Accounting  Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation if recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Advertising and Promotional Costs

Advertising expenditures of the Company's programs and services are expensed in the quarter the advertising costs are incurred. Advertising and promotional costs for the quarter from inception (February 23, 1999) to November 31, 1999 were $30,996.

Comprehensive Income

The Company adopted  Statement of Financial  Accounting  Standards No. 130 (SFAS
130) "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for the quarter presented in these financial statements.

Start-Up Activities

The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined to be expenses as incurred and it effective for the financial statements for fiscal years after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 will have no material impact on the Company's financial statements.

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

                                November 30, 1999

Stock-Based Compensation

The Company has elected the follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123, (FASB 123) " Accounting for Stock Based Compensation" are applied. In accordance with FASB 123 the fair value of these options are to be estimated at the grant date using the Black-Scholes option-pricing model.

Income Taxes

The Company follows Statement of Financial  Accounting  Standards No. 109, (SFAS
109) "Accounting for Income Taxes." SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based in the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

2.   PLAN OF OPERATIONS

GOHEALTH.MD, Inc. is a development stage company and will be engaged in providing through the Internet an advertising network and Internet presence for independently owned health food stores, health care providers, and others through an additional website owned by the Company, HEALTHMALL.COM.

GOHEALTH.MD,  Inc has  marketing  rights to more than 40 domain  names (such as:
HERB.MD, NUTRITION.MD, ARTHRITIS.MD, VITAMIN.MD, FAMILY.MD, and SPORTS.MD) in the TLD (top level domain) .MD. A Florida company, Domain Name Trust , acquired the .MD protocol from Moldova, a small European country formerly part

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999

of the Soviet Union. Domain Trust had been licensed to sell registrations by Moldova in Europe, Canada, and other English speaking countries. The country of Moldova benefits economically from the arrangement, receiving $35 for each name sold. The Company believes that .MD is the first of a new generation of website addresses and it is a natural and intuitive address that makes sense for physicians and those in the broad medical community, as well as those whose personal initials, corporate initials, state of residence (i.e. Maryland), or title (i.e. Managing Director) are the letters .MD.

 .MD is a top level domain (TLD), comparable in purpose to the top level domain .COM, .NET, or .ORG. The difference is that these, and most other top level domains created at the dawn of the Internet communications. The Company believes that in the future a top level domain name will no longer be as primitive as the first TLDs. Secondly, the names still available within these domains are finite. Once a name is registered, it is not available to anyone else. Eventually, all of the domains may be taken. .MD was first made available in 1998.

The Company believes it has several advantages over other companies that may be offering a similar product. The Company expects to develop a significant revenue stream over the next three years through the development and marketing of its Internet domain names. The availability of capturing a large physician network (medical doctors, chiropractors, dentists, podiatrists, osteopaths) to view online advertising in exchange for the establishment of websites and hosting services is one of the Company's primary goals. The availability of having tens of thousands of physicians guaranteed viewing the websites establishes the significant potential for advertising revenue. The Company also believes that the same potential exists for the natural health food products market. It is believed that individual health food stores could be provided with a webpage either free of charge or for a nominal fee with free hosting and website design in exchange for guaranteed viewing of certain web pages on a monthly basis. In exchange, the Company could receive advertising revenue for the guaranteed visits to that particular site.

The Company also owns the domains ACCIDENT.MD, ASK.MD and CALL911.MD and believes that management will be able to obtain the necessary funding to commence its planned principle operations in the fourth quarter of 1999.

The Company is only recently organized and does not have any material assets and has no previous commercial operations, and therefore, there is no history of earnings or operations upon which to judge its future success. To date, the Company has been engaged in the development of its business plan and the preparation of a Private

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999

Placement Memorandum. The Company currently has not conducted any significant business nor has the Company signed and definitive agreements with any health food stores, health care providers, or others. Because of its lack of prior operations, assets and industry position, the Company mist be considered a development stage enterprise. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained by the Company even if it is successful in raising all the capital it requires. As a development stage enterprise, the Company is subject to all of the risks inherent in the establishment if a new business, including the absence of a significant operating history, lack of market recognition and limited banking and financial relationships. There can be no assurance that the Company's proposed operations will attract a sufficient customer base to establish viable commercial operations or that it will generate sufficient cash flow to fund the future operations if the Company. The Company's growth strategy is largely dependent on the marketing of its home pages through various marketing media, including but not limited to the Internet.

The market for the Company's products will be characterized by rapidly changing technology and continuing development of customer requirements. The future success of the Company's business will depend in large part upon its ability to develop and market its products at an acceptable cost, develop and market products which meet changing customer needs, and successfully anticipate or respond to technological changes in customer requirements on a cost effective and timely basis. There can be no assurance that the Company's product development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology or products obsolete or noncompetitive. In addition, to the extent that the Company determines that new technologies or equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investments by the company. There can be no assurance that sufficient capital will be available in the future. Operating results can also be significantly adversely affected by the development and introduction of new products or by the establishment of better financed competition.

The Company intends to comply fully with the rules and regulations. These regulations vary dramatically, from region to region. The Company can make no assurances that it will be able to meet or comply with all the regulatory standards affecting Internet service in every jurisdiction in the world. Furthermore, management cannot predict what changes may occur in such regulations in the future or give any assurances as the Company's ability to continue its planned operations in light of any such presently unknown changes in regulations applicable to the Company. The Company may be faced

                            Nugget Exploration, Inc.
                         (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999



with the need to incur substantial legal and professional expenses in an effort to meet the requirements of changing regulatory requirements.

The Company plans an aggressive growth strategy for its clientele and products. There can be no assurances that the Company will be successful in these endeavors. Forces that can contribute to the lack of success in implementing this growth strategy include, among others,: (i) regulatory bodies and governmental regulations affecting the Company and its operations, (ii) availability of funding on a timely basis, (iii) functionality. The Company's growth strategy relies on its ability to raise further capital and upon the skills of its management.

3.              NOTES PAYABLE

The following is a summary of the Company's notes payable at November 30, 1999:

Payable  to Mr.  Shamley  on  demand,  with  interest
accrued  at 9% per annum,                                               $ 2,290

Payable to Thomas  Brightwell,  PC on demand,  with
 interest  accrued at 9% per annum, unsecured                            $ 5,090

Payable to William Hanna on demand, with interest
accrued at 5% per annum, unsecured                                       $25,000

Payable to William Hanna Consultants on March 29, 2000,
with interest accrued at 5% per annum, unsecured                          10,000

Payable to William Hanna Consultants on May 2, 2000,
 with interest accrued at 5% per annum, unsecured                          3,000
                                                                          ------
                                                                         $45,380
                                                                        ========
4.   DUE TO OFFICERS

As of November 30, 1999 the Company is indebted to its officers in the amount of $21,622. This is a non-interest bearing loan payable on demand.

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999


5.   PROVISION FOR INCOME TAXES

For the period of inception (February 23, 1999) to November 30, 1999 the Company had a loss of $109,126. No tax expense or benefit has been reported in the financial statements due to the uncertainty of future operations.

6.   COMMON STOCK

The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock, par value $.001 per share.

The Company issued 3,000,000 shares of Common Stock of the Company for $3,000.

The Company has offered a total of 500 Units at a price of $5,200 per Unit, which were offered on a "best efforts, all or none" basis with respect to the first 20 shares of the Company's Common Stock and a detachable warrant entitling the holder to purchase 2,000 shares of Common Stock. The Company is conducting the Offering in such a manner that the Share will be sold only to certain Accredited Investors as such term is defined in Rule 501 if Regulation D under the Act, and to not more than 35 other non-accredited investors, and who satisfy and additional requirements of their state of residency. The pricing and the terms of the securities have been arbitrarily determined by the Company and bear no relationship to the Company's assets, book value or results of operations or any other generally accepted criteria of value. The Units are being offered and sold exclusively through the Company by its Officers, as well as the selected dealers, if any, and their officers, directors and employees may purchase the Units on the same terms and conditions as other investors.

The minimum subscription price to investors is for $10,400 for 2 Units. The Company may, in their sole discretion, accept subscription offers for lesser amounts if deemed to be in the Company's best interest and insofar as permitted by law. The Offering will continue until the close of business on September 15, 1999 (the "Offering Period").

Each Unit Warrant entitles the registered holder thereof to purchase 2,000 shares of Common Stock at a price of $2.50 per share (subject to adjustment as described herein) at any time prior to the earlier of (I) May 31, 2003 or (ii) the date that the respective Unit Warrant is redeemed. If the Company is able to complete an initial public offering (AIPO) of the Common Stock, then beginning 12 months after the IPO, the Unit Warrant will be subject to redemption by the Company and $0.10 per share of the Common Stock

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999


that remains subject each Unit Warrant on thirty (30) days prior written notice if the average closing sales price of the Common Stock over any 10 consecutive trading days equals or exceeds 150% of the IPO price per share of Common Stock.

As of November 30, 1999 and in connection with the private placement, the Company issued 76,000 shares of its Common Stock and 76,000 detachable Warrants and received proceeds of $197,600.

Also as of November 30, 1999, the Company issued 4,000 Shares and 4,000 Warrants valued at $10,400.

7. COMMITMENTS AND CONTINGENCIES

Employee Stock Options

The Company has reserved a total of 500,000 shares of its Common Stock for grants of incentive stock options to employees. A total of 230,000 options with and exercise price of $.50 per share with terms expiring seven (7) years from the respective dates of the grant have been granted to two employees as of November 30, 1999. All future grants will have an exercise price above $1.50 per share.

Other Stock Options

On May 6, 1999 the Company granted 30,000 options to a consulting firm at an exercise price of $.50 per share. These options will have no expiration date and contain two piggyback registration rights.

On May 26, 1999 the Company granted10,000 options to investment banking consultants at exercise prices of $.50 per share for 5,000 options and $1.00 for 5,000 options. These options contain piggyback registration rights.

In August 1999 the Company granted to two consultants nonqualified stock options for the right to purchase 175,000 shares of the Company's Common Stock. The options have an exercise price of $1.00 and expire on August 27, 2006 and piggyback registrations rights.

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999


On August 27, 1999 the Company granted 20,000 options to a professional consultant. The options, which include piggyback registration rights, are exercisable 10,000 at an exercise price of $1.00 and 10,000 at an exercise price of $1.50.

The fair value of the other stock options were estimated according the FASB 123 at the grant dates using the Black-Scholes option pricing model and were determined to be immaterial.

Government Regulation

The Company is subject to local state and federal laws of the jurisdiction that it operates in. The Company also believes that it will be subject to all jurisdictions of its participants and clients.

Litigation

The Company is not a party to any litigation, nor to the knowledge of management, is any viable litigation currently threatened against the Company or any of its officers or directors in their capacity as such.

Employment Agreements

The current officers and directors of the Company have entered into agreements with the Company that state that they will forego salaries until the Company's revenues exceed $1,000,000 or at the discretion of the Board of Directors.

Year 2000 Issues

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could effect and entity's ability to conduct normal business operations. It

                            Nugget Exploration, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 1999


is not possible that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, or third parties, will be fully resolved. The Company has verified that its significant service providers are currently Year 2000 compliant.

8. SUBSEQUENT EVENTS

On December 13, 1999, MCOM Management Corp.("MCOM") exercised warrants to purchase 50,000 shares of our common stock and tendered $50,000 constituting the $1.00 warrant exercise price. The exercise of such 50,000 shares at $1.00 per share was conducted in lieu of MCOM's agreement to provide the Company with a $100,000 bridge loan, which was to accrue interest at 10% per annum. The Company registered the share of common stock beneficially owned by MCOM as acquired in the above manner before January 15, 2000.

MCOM also participated in the November 1999 private placement of warrants. MCOM tendered $75,000 for warrants to purchase 75,000 shares of the Company's common stock, and on January 10, 2000 exercised such warrants by tendering 75,000 for 75,000 shares of common stock. This purchase and the exercise of warrants increase MCOM"s total ownership of the Company to 875,000 shares.

Through November 12, 1999 - January 11, 2000, the Company conducted a private placement of warrants to purchase shares of their common stock. Each of these warrants was purchased for $1.00, have an exercise price of $1.00 per share and expire on December 31, 2002. The number of shares issuable upon exercise of these warrants is 304,500. None of these warrants had been sold as of November 30, 1999.

On January 20, 2000, the Company paid the Note Payable due to William Hanna Consultants. The note payable for $10,000 was due on March 29, 2000 and was to accrue interest at the rate of 5% per annum. The interest of $412.60 was forgiven and income on forgiveness of debt will be recorded in that amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

         This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

Results of Operations

         Our financial condition changed during the quarter ended November 30, 1999, when our wholly owned subsidiary merged with GoHealth.MD, Inc. We are still a development stage company, but our operations now consist of operating an Internet informational site relating to health and medicine, located at www.Healthmall.com., and selling Internet domain names with a ".MD" extension, at our site www.GoHealth.MD.

         The following discussion is based on the consolidated operations of our subsidiary and should be read in conjunction with the financial statements included in this report. We were essentially dormant of operational activity until the Merger in November 1999, and therefore no comparative results of operation are provided herein.

         Revenue from operations for the quarter ended November 30, 1999 was $32, while our net loss for the quarter ended November 30, 1999 was $250,126. The bulk of this loss is due to consulting expenses of $168,533 and advertising expenses of $30,996.

Capital Resources and Liquidity

         As  of  quarter  ended   November  30,  1999,  our  total  assets  were
$1,928,454, of which $61,173 was cash or cash equivalents as compared to our cash balance of $106,291 at the beginning of the quarter ended November 30, 1999. The majority of the total assets are prepaid expenses of $1,741,667, related to a consulting services contract pursuant to which MCOM Management Corporation rendered and continues to render services. In exchange for these services, we issued MCOM 300,000 shares of our common stock, and warrants to purchase 500,000 shares of our common stock. On December 13, 1999, MCOM exercised warrants to purchase 50,000 shares of our common stock and tendered $50,000 constituting the $1.00 warrant exercise price.

         Our total liabilities as of November 30, 1999, were $129,764, which included $21,622 due to our officers. Our total stockholders' equity as of November 30, 1999, was therefore $1,798,690, which is predominantly due to the MCOM contract.

         Subsequent to the quarter ended November 30, 1999, we conducted a private placement of warrants to purchase 379,5000 shares of our common stock. Each of these warrants was purchased for $1.00, have an exercise price of $1.00 per share and expire on December 31, 2002. Of these warrants, MCOM purchased 75,000 on January 10, 2000, and on this same day, exercised all such warrants by tendering an additional $75,000 as the exercise price for these shares. The number of shares remaining issuable upon exercise of these warrants is thus 304,500.

         On January 20, 2000, we repaid $10,000 to William Hanna Consultants pursuant to a note payable. This note was due on March 29, 2000, and was to accrue interest at the rate of 5% per annum. The interest due and payable of $412.60 was forgiven.

         We expect to incur additional losses in the immediate future and at least until the first quarter of 2002. In order to significantly increase revenues, we will be required to incur significant advertising and promotional expenses as we continue to expand our operations and become established in our industry. We expect the number of advertisers on Healthmall.com to increase in the calendar year 2000 because we expect traffic to the site to increase as a result of our marketing efforts, which we expect will provide the ability to attract new advertisers and increase our rates for advertising. We also expect the number of advertisers to increase because we expect to secure the viewing of additional health professionals and health food stores who will begin paying a monthly fee and because we expect to establish additional strategic alliances regarding our sales of .MD domain names.

                                     PART II

Item 5.                    Other Information

         When GoHealth obtained the consent of its shareholders to enter into the merger, it also obtained consent to change our name to GoHealth.MD, Inc. Because this name change was effected by written consent without a meeting, we provided all of our shareholders information regarding this consent. The name change is expected to be effective on January 24, 2000.

         Our fiscal year has historically closed on May 31 of each year. However, this does not coincide with GoHealth's more traditional fiscal year end of December 31. To simplify our consolidated financial statements, our board of directors approved a change in our fiscal year from May 31 to December 31. This change will result in our filing of an annual report for the year ending December 31, 1999, including audited financial statements as of such date.

Item 6.                    Exhibits and Reports on Form 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. Although we did not file any reports on Form 8-K during the quarter ended November 30, 1999, we filed a report on Form 8-K on December 17, 1999, reporting on Items 1, 2, 4 and including financial statements.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized, this 24st day of January 2000.


                                                Nugget Exploration, Inc.

                                                /s/ Leonard Vernon
                                                -----------------------------
                                                Dr. Leonard Vernon, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.


 /s/ Leonard Vernon                                       Date: January 24, 2000
-----------------------------------------------------------------------
Dr. Leonard Vernon, President, Treasurer and Director


 /s/ William Hanna                                        Date: January 24, 2000
-----------------------------------------------------------------------
William Hanna, Assistant Secretary and Director

                                INDEX TO EXHIBITS

Exhibit

No.               Description

2         Stock Exchange Agreement and Plan of Merger dated September
          30,1999 between by and among Nugget Exploration, Inc., Nugget Holding Company, and GoHealth.md Inc., incorporated herein by reference from our Form SB-2, file number 333-94695, filed with the Commission on January 14, 2000.

3(i) Articles of Incorporation, including amendments, incorporated herein by reference from our Form SB-2, file number 333-94695, filed with the Commission on January 14, 2000.

3(ii)    Bylaws of the Company,  incorporated  herein by reference from
         our  Form  SB-2,  file  number   333-94695,   filed  with  the
         Commission on January 14, 2000.

27       Financial Data Schedule  "CE"