Form 10KSB
period 1999-12-31
GOHEALTH MD INC
filed 2000-03-31
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
    (Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 1999.
                                       OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934. [FEE REQUIRED]
    For the transition period from                      to

                        Commission File Number: 0-10201

                               GOHEALTH.MD, INC.
       (Exact name of small business issuer as specified in its charter)

                            NUGGET EXPLORATION, INC.
                     (Former name of small business issuer)

            NEVADA                                    83-0250943
(State or other jurisdiction of                   (I.R.S. employer
  incorporation or organization)                     identification no.)

                  2051 Springdale Road, Cherry Hill, NJ 08003
             (Address of principal executive offices and zip code)
                            Telephone: (800)204-1902
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  [ X ]         No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   _

Issuer's revenues for its most recent fiscal year were $1,380.

The aggregate market value of voting stock held by non-affiliates of the small business issuer, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on March 24, 2000 was $2,863,997.

At March 28, 2000 there were 4,239,603 shares of the Registrant's Common Stock outstanding.

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS

Background

     We were incorporated in the state of Nevada on July 24, 1980 under the name Western Exploration and Mining Company. On February 5, 1981, we changed our name to Nugget Exploration, Inc. On November 10, 1999, our wholly owned subsidiary, Nugget Holding Company, merged into GoHealth.MD Inc., a Delaware corporation, a development stage company (the"Merger"). Prior to the Merger, we were looking to consummate a business combination with a company which had operations. As a result of the Merger, GoHealth.MD Inc., the Delaware corporation, became our wholly owned subsidiary, and the shareholders of the Delaware corporation received 81% of our outstanding common stock. For accounting purposes, the Merger was treated as GoHealth.MD Inc., the Delaware corporation, acquiring Nugget Exploration, Inc. We subsequently changed our accounting year to the calendar year from a May 31st fiscal year. On January 19, 2000, we changed our name to GoHealth.MD, Inc.

Nature of Business

     For the year ended December 31, 1999, we did not conduct any significant business. Because of this lack of prior operations, assets and industry position, we must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if we are successful in raising all the capital we require.

     Our principal business is operating Healthmall.com, an Internet-based consumer healthcare network consisting of a consumer-focused interactive website and affiliate relationships with certain other websites. In November 1999, we changed the principal focus of our business strategy from registration and marketing of .MD domain names to operating healthcare websites. We intend to derive revenues by providing advertising on our website and through affiliations with other entities.

     Our website, www.Healthmall.com, which we launched in November 1999, currently has a focus on alternative healthcare with the following components:

- healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare;

- access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians;

- an interactive chat room; and

- tools that permit users to personalize their on-line experience.

     Our overall plan calls for the development of network affiliates, such as health and fitness websites, to provide easy access to the information and services we offer on www.Healthmall.com to their respective customers. We have only established two network affiliates to date. We believe that we will benefit from these affiliate relationships through:

- broader exposure of our brand;

- higher volumes of traffic being driven to www.Healthmall.com; and

- revenues derived from distribution of our websites' content.

     We also provide Internet related services directed to healthcare practitioners. To date these services have focused on chiropractors, massage therapists and naturopathic physicians. These services include the following:

- developing websites;

- providing a directory of healthcare practitioners on our Healthmall.com website; and

- registering of .MD domain names.

Developments

     Prior to the Merger, GoHealth.MD Inc., the Delaware corporation, acquired the following assets, which are an important part of our business.

-Healthmall.com Domain Name. This domain name was purchased on April 26, 1999 from Moiz Balkhi, trading as Computerized Professional Enrichment Services, for $5,500 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003.

-Hlthmall.com Domain Name and Website. This domain name and associated website was purchased on April 26, 1999 from Robert H. Savar for $20,000 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003. As part of the agreement with Mr. Savar, we have agreed to use his company, World Wide Web Communications, Inc., as the host for our Healthmall.com website.

     On December 13, 1999, we entered into an agreement with Dr. James Corea, trading as James Corea's Vitalabs, under which we purchased the following rights into perpetuity for $25,000:

- to operate, manage and host Dr. Corea's www.Healthyfirst.com website;

- to design or redesign the website;

- to add additional content to the website;

- to establish hyperlinks to the website;

- to solicit and sell advertising on the website and advertise and market the website on search engine.

Under the agreement, we are to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website.

     On November 16, 1999, we entered into a management consulting agreement with MCOM Management Corp., ("MCOM") under with MCOM agreed to conduct marketing research in the Internet health industry and perform other services. We agreed to pay MCOM $5,000 per month through October 2000 and we issued to MCOM 300,000 shares of our common stock and a warrant to purchase 500,000 shares of our common stock through December 31, 2001. The first 100,000 shares exercisable under the warrant are exercisable at $1.00 per share and the remaining 400,000 shares are exercisable at $2.00 per share. As of December 31, 1999, MCOM exercised warrants to purchase 50,000 shares for $50,000.

     On January 20, 2000, we acquired all the right, title and interest to the Healthsites.com domain name. On March 23, 2000, we introduced a new Internet search engine service using the domain name, which assists both consumers seeking to quickly access specific healthcare information and advertisers seeking to increase traffic to their website as well as their visibility and traffic to consumers. Although we have not generated any revenues to date from this website, our search service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on our Healthsites.com(TM) website.

Industry Overview

     The Internet has become an important alternative to traditional media, enabling millions of consumers to seek information, communicate with one another and execute commercial transactions electronically. The number of worldwide web users is expected to grow significantly in the future.

     The Internet is distinct from traditional media in that it offers real-time access to dynamic and interactive content and instantaneous communication among users. These characteristics, combined with the fast growth of Internet users and usage, have created a powerful, rapidly expanding direct marketing and sales channel. Advertisers can target very specific demographic groups, measure the effectiveness of advertising campaigns and revise them in response to real-time feedback. We believe that all participants in the healthcare industry will benefit from the Internet because of its unique attributes as an open, low-cost and flexible technology for the exchange of information and execution of electronic transactions.

     Portals, such as AOL, Excite, the Go Network, Lycos, MSN and Yahoo!, have established themselves as leading pathways for a broad variety of information. Users are augmenting these portals with subject-specific vertical portals, which are becoming one of the fastest growing segments of the Internet. These vertical portals are using brand awareness driven by high quality topical content and significant market resources to establish themselves as destinations for highly concentrated groups of users.

     In addition, on-line communities have emerged that allow users with similar interests to engage in interactive activities. Until recently, use of the Internet consisted mainly of users seeking one-way, static information on topics of interest to them. Technologies have recently been developed which allow users greater flexibility to create and personalize content, communicate with users having similar interests and engage in other interactive activities. We believe that on-line communities are particularly relevant to users interested in healthcare issues, since medical information is often complex and users value communication with peers who face, or have faced, the same health conditions, leveraging the aggregated community to benefit each member.

     Healthcare is large segment of the U.S. economy, and we believe health and medical information is one of the fastest growing areas of interest on the Internet. We believe that companies that establish a clear brand identity as a trusted source of on-line consumer healthcare information and services will have a significant opportunity to capitalize on multiple revenue sources, including direct-to-consumer advertising and e-commerce.

Business Strategy

     Our primary objectives are to establish Healthmall.com as a trusted and comprehensive source of consumer healthcare information and services on the Internet and to establish our new Healthsites.com search engine as a comprehensive search engine for healthcare. Our secondary objective is to provide various healthcare practitioner services over the Internet. Our business strategy incorporates the following key elements:

     Establish the Healthmall.com Brand. To create a strong brand by empowering individuals to better manage their personal health. We also intend to enhance our brand through the establishment of associations with notable leaders in the consumer healthcare field, such as radio personality Dr. James Corea. We are currently engaged in a campaign to increase awareness of the Healthmall.com. brand among consumers, healthcare professionals, and other websites. We intend to allocate significant resources to further develop and build brand recognition through on-line advertising, general advertising, strategic alliances and other marketing initiatives.

     Provide Consumers with Healthcare Content of High Quality. On our Healthmall.com website, we currently provide our users with high quality healthcare content, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, and access to medical databases, publications, and real-time medical news.

     Syndicate Content Through Affiliates to Promote Traffic Growth. We have entered into an agreement with Dr. James Corea to operate and provide content to the website Healthyfirst.com. We are also negotiating a nonexclusive agreement with Pharmor Corporation, a leading pharmacy chain, to use Healthmall.com as a source for consumer healthcare content on their website www.pharmor.com. We plan to expand our network by continuing to establish relationships with affiliates that have the ability to direct additional users to our website.

     Provide Consumers with Unique Features and Tools. Our Healthmall.com website is designed to provide easy access to innovative features and tools. We intend to continue to add useful tools to enable our users to personalize their on-line experience. We believe that our tools and features will continue to encourage users to visit our website frequently and increase the likelihood of users selecting Healthmall.com. as their preferred website for health-related issues.

     Provide an Attractive Advertising Site. We believe our ability to target specific users, the interactive nature of our website and the demographic characteristics of our users will be attractive to pharmaceutical, healthcare and other companies that advertise on the Internet. By identifying users interested in a particular health-related topic or who desire to address a particular health condition, we believe we can deliver advertising in a highly targeted manner, thereby commanding higher advertising rates.

Healthmall.com

Healthcare Information.

     Our goal is to provide consumer-focused healthcare information for the health-conscious public, individuals with a health condition, and individuals who have recovered from illness or injury, all at a level the average consumer can understand. Our current focus is on alternative healthcare. We currently provide a variety of healthcare content, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare, and access to medical databases, other publications, and real-time medical news. To encourage interactivity, we provide links to relevant communities and other features from each content page. Examples of healthcare information that we currently provide include:

               Information                           Sources
               -----------                           --------

- Physician-authored articles on common        Produced in house
  medical conditions

- Updated health-related news and              PRNewswire
  editorials on topics of current interest

- Medline medical article search               National Library of Medicine

- Information regarding the interaction        Facts and Comparisons
  among various drugs and other substances

- Information on pharmaceuticals and           Facts and Comparisons
  over-the-counter drugs

     PR Newswire. We have a nonexclusive contract with PRNewswire under which we are provided healthcare and pharmaceutical new releases free of charge in exchange for having PRNewswire as the exclusive corporate newswire on our website for a period of one year.

     National Library of Medicine. We obtain public information from the National Library of Medicine free of charge and co-branded it on Healthmall.com.

     Facts and Comparisons. We are provided content based on a deposit which we have paid for a contract. We are currently negotiating a nonexclusive one-year renewable contract. We do not believe that Fact and Comparison has contracted with other websites, however, it may do so in the future.


     We expect that competitive factors will create a continuing need for us to improve and add to our healthcare content. Accordingly, we intend to seek additional sources of healthcare information and expand the breadth of our content offerings. We cannot provide assurances that we will be able to maintain relationships with third parties that supply us with content. If we lose a provider of content and are not able to replace them our Healthmall.com website will be adversely affected.

Tools.

     We currently provide several interactive tools and intend on developing other tools. We believe our tools and features will enable us to obtain and retain users. To enhance the experience of our current and future users, we intend to develop additional tools and features. Examples of tools that we have already developed include:

     Drug Herb Interaction Guide. Our drug herb interaction guide, allows users to quickly and easily search for potential interactions of prescription and over-the-counter drugs with herbal remedies and vitamins.

     Check Your Medication. This tool enables the user to search for prescription drugs by brand or generic name, and then displaying various information in English or Spanish about the drug. Examples of the displayed information are: the intended clinical use of the drug, the drugs side effects, and certain precautions about using the drug.

     Body Mass Index Calculator. This tool calculates the body mass index of a person based on information that the user provides. The body mass index is then used to determine whether a person is overweight or obese.

      Site Search. This tool allows users to search the entire Healthmall.com website for specific health and medical information. We also provide access to Medline, a large database of medical information provided by the National Library of Medicine.

     Physician Databases. We provide to consumers access to a database containing over 375,000 physicians names, address and specialties. This database is provided to us, without cost, from Med.NA, Inc.

     Health Food Store Database. Healthmall.com features a large database of health food stores. This searchable database contains more than 5,000 health food stores in the United States and includes their name, address and phone number. The database is routinely updated and expanded.

     Contest. We recently commenced a contest on our Healthmall.com website whereby users who register and complete a questionnaire receive a bottle of vitamins free of charge and are eligible to win a one year supply of vitamins of up to $600 annually. This promotion is conducted in conjunction with Pharmor Corporation. Information from questionnaires are added to our database. In the future we may offer other contests or change the terms of the current contest.

     Health Risk Assessments. We recently introduced an interactive questionnaire providing users a quick and easy way to assess their health and find corrective measures they can take to reduce health-related risks.

     Listed below are some of the tools that we are presently developing. Deployment of these tools will involve our successful acquisition and integration of the required content and related technology. We cannot assure you that these tools will be successfully deployed on a timely basis, or at all, or that users will find these features attractive.

     Healthmall.com Personal Medical Record. We plan to offer a personal medical record which will allow users to establish and maintain a lifelong record of personal health and medical information in a secure portion of our database. We presently plan to add a personal medical record feature to our website in the second half of 2000.

     My Disease. This product is intended to allow consumers to receive email newsletters with health news and information tailored to their specific needs. We presently plan to add this tool to our website in the second half of 2000.

     Recipe Database. This feature is intended to provide a customized, searchable database of recipes meeting specific dietary requirements of the user, such as low-fat, low-salt diets. We presently plan to add this tool to our website in the second half of 2000.

Affiliate Relationships

     Dr. James Corea - Healthyfirst.com. On December 13, 1999, we entered into an agreement with Dr. James Corea, trading as James Corea's Vita-labs, under which we have purchased the following rights into perpetuity:

- to operate, manage and host Dr. Corea's www.Healthyfirst.com website;

- to design or redesign the website;

- to add additional content to the website;

- to establish hyperlinks to the website; and

- to solicit and sell advertising on the website and advertise and market the website on search engine.

Under the agreement, we are to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website.

     Healthyfirst.com is a health information site that is targeted towards listeners of Dr. James Corea's radio show which is aired in the Philadelphia metropolitan area . The site has a shopping cart which allows the visitor to purchase vitamins and other nutritional products. All other requests by a visitor for information as well as use of interactive tools are linked to Healthmall.com.

     Pharmor Corporation. We are conducting a vitamin contest in conjunction with Pharmor Corporation. We are also negotiating a nonexclusive agreement with Pharmor Corporation to use Healthmall.com as a source for consumer healthcare content on their web site.www.pharmor.com.

Chat Room

     We currently operate a single chat room conducted by Dr. James Corea and sponsor by Pharmor Corporation. Since January 1, 2000, we have conducted one chat session in which 31 visitors posted questions. We plan on further expanding the chat room and developing others.

Healthcare Practitioner Services

     As a secondary objective we provide Internet related services to healthcare practitioners through website development, directory listings and
 .MD domain names. We initially believed that registering and hosting .MD domain names would be an important revenue generation part of our business. We have recently concluded otherwise and have changed the focus of our business strategy to healthcare websites rather than the registration of .MD domain names and other healthcare practitioner services that are not directly related to the websites.

Website Development and Hosting.

     We establish an online presence for the chiropractor by developing a website as well as an e-mail account for the chiropractor. This online presence will be performed free-of-charge for the first six months. At the end of the six months, the chiropractor will have the option of staying online for an annual fee of $150.00 or terminate the service. We have established, or are in the process of establishing, websites for over 200 chiropractors. No chiropractor has paid us any fees, since no chiropractor has had an online presence for six months. Depending on the success of this service with chiropractors, we may offer similar options for other healthcare practitioners.

Directory Listings

     On our website www.healthmall.com, we have created directories for licensed chiropractors, massage therapists and licensed naturopathic doctors. The directories include the name, address and phone number of the healthcare practitioner. We currently have approximately 3,700 licensed chiropractors, 20,000 massage therapists and 3,000 licensed naturopathic physicians listed on these directories. The information on these directories is derived from various professional membership directories as well as voluntary requests to be included in the directories. To date, 175 chiropractors have requested to included on the directory. All of the database directories are searchable by name, address, city, state or zip code. In addition, we license from Med.NA, Inc., at no cost to us, a directory of over 375,000 licensed medical doctors and doctors of osteopathic medicine which includes in addition to the doctor's name, address and telephone number, the type of insurance which the doctor participates and which can be searched by medical specialty. A doctor can log on our website and register with MedNA to have his/her name added to the directory.

 .MD Domain Names

       We register and host .MD domain names directly from our Internet website, located at www.GoHealth.MD. Anyone can access this site and register for an available domain name with the .MD extension. We have a strategic alliance with a Florida company, Domain Name Trust, Inc., which has a licensing agreement with the country of Moldova, a small Eastern European country which was assigned a monopoly over the ".MD" top-level domain extension by the Internet Assigned Numbers Authority, a United States government agency, in conjunction with the United Nations' International Organization for Standardization.

     We derive revenues from the registration of .MD domain names from our website www.GoHealth.MD. On our www.GoHealth.MD website, a person can enter a name that they want to register for a one year period. The annual cost is $299. Currently under our agreement with Domain Name Trust, as a result of our making a $10,500 prepayment ($35 per domain name), we will receive $235 for the first 300 domain names which are registered through our website after January 1, 2000. We have registered four domain names under this program. After 300 domain names are registered, we are to receive $100 for each domain name registered at our website. In addition, we will receive $50 per year for the renewal of each domain name initially registered on our website.

Revenue Opportunities.

     Our company is a development stage company and as of December 31, 1999 we have not conducted any significant operations. Our operating strategy is presently comprised of three primary means of generating revenue:

          - advertising;
          - content syndication; and
          - electronic commerce.

     Advertising. The healthcare industry spends billions of dollars every year to market products and services to consumers. We believe that health portals and other vertically focused websites are uniquely positioned to attract a significant share of these advertising expenditures. By identifying users interested in a particular health-related topic or who desire to address a particular health condition, we believe we can sell advertising in a highly targeted manner, thereby commanding higher advertising rates.

     Merchants can purchase advertising on our website in two ways. Banner advertising is generally sold based on the number of impressions received by the advertisement and its position on the website. This type of advertising frequently encourages the user to move to other web pages which describe the advertiser's product and solicit a direct response from the user. Sponsorships are contracts that typically grant advertisers rights to promote their products on a specific portion of the website. Sponsorships are designed to support broad marketing objectives, including brand awareness, product introductions, research and transactions, generally on an exclusive basis. Accordingly, sponsorships are sold based on their duration, the portion of the website sponsored and the number of impressions delivered.

     We have entered into an agreement with Burst Media, an advertising agency that sells advertising space on the Internet for websites. In addition, we directly solicit potential advertisers. The actual rates vary that we receive vary from advertiser to advertiser. Our agreement with Burst Media provides that Burst Media retains 40% of the advertising revenue that they generate.

     We are at varying stages of establishing links with websites possessing easy to remember domain names. Since launching the Healthmall.com website, we have developed advertising relationships with the following companies:
Onhealth.com., Drkoop.com, Pharmor.com, Natraflex, The Simple Truth.com, Vivacity.com, Nature's Source's, Permalean, Nutriceutical Technology Corporation, Northeast Health Institute and Nourishing Foods, Inc.

     Content Syndication. We plan to enter into agreements and establish relationships with other companies to generate revenues and traffic growth to our website. Our current content agreements generally stipulate that all content provided by Healthmall.com must retain a legend indicating "Provided by
Healthmall.com: and is subject to an acceptable use policy that defines how and where the content may be used. Editorial content and/or content control generally remain the exclusive right of the healthmall.com network. We believe that by allowing other high-traffic websites and portals to offer our content we will gain broad exposure of our brand and drive high volumes of traffic to the healthmall.com website, thereby allowing us to generate more advertising revenues.

     E-Commerce. We currently provide users with the ability to access a nutritional and vitamin products through our operation of the Healthyfirst.com website with Dr. James Corea. Under our agreement with Dr. Corea, we receive 50% of the gross profits after expenses generated by the website. We plan to develop other e-commerce opportunities in the future.

Marketing

     We will be seeking distribution relationships with leading search engines and portal companies, as well as with major Internet access providers. Distribution relationships serve to build our brand and drive traffic to the Healthmall.com website. By increasing our brand exposure and traffic through distribution relationships, our goal is to have Healthmall.com become an effective means for advertising healthcare products on the Internet. We have submitted our URL to all major search engines at no cost to us. In addition, we have listed our Healthmall.com website on the following search engines for which we pay a fee:

- Goto.com search engine. We pay a monthly fee to Goto.com for our Healthmall.com website. Goto.com is a pay for position search engine which allows individual websites to bid for a position in the search engine with regard to certain key words. The highest bid goes to the top of the list for a particular word.

-Alta Vista search engine. We have rankings the direct traffic to our Healthmall.com website from the ALTA VISTA search engine as well as search engine positioning with the entity known as REAL NAMES. We anticipate paying approximately $1,000 on an annual basis for approximately 10 keywords which appear on the ALTA VISTA search results.

    We intend to distribute and advertise our websites and services through major trade shows. As an example, we have participated in the Natural Health Food Expo in October 1999 in Baltimore, Maryland, as well as the Florida Chiropractic Association convention in December 1999 in Naples, Florida. We also plan to attend large state medical conventions that offer large physician attendance.

     We also use mailing lists, as well as E-mail and various selective media outlets, such as the Journal of the American Medical Association and other largely circulated medical and speciality medical journals, such as the Journal of the American Chiropractic Association. We may eventually expand our marketing in the field of dentistry and podiatry.

Sales and Support Organization

     We currently do not have any sales staff. All our selling efforts to date have been conducted by our President and sole employee, Leonard F. Vernon. Our goal is to hire four persons as sales staff. Our longer term goal is to divide the country into four regions, each with a sales manager and a sales team of two to four member under each sales manager. An inside sales person is also expected to be added to handle orders from customers, as well as provide customers with literature and product information.

Competition

     A large number of Internet companies compete for users, advertisers, e-commerce transactions and other sources of on-line revenue. The number of Internet websites offering users healthcare content, products and services is vast and increasing at a rapid rate. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for healthcare consumers will continue to increase as the Internet grows as a communication and commercial medium.

     We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

-Health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

-On-line and Internet portal companies, such as America Online, Inc.; drkoop, Inc., Microsoft Network; Yahoo! Inc.; Excite, Inc.; Lycos Corporation and Infoseek Corporation;

-Electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on our website;

-Hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

-Other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups.

     We believe that competition in our industry is based primarily on:

- the quality and market acceptance of healthcare content;

-brand recognition;

-the quality and market acceptance of new enhancements to current content; and

- features and tools.

     Our competitive position in our market as compared to our competitors is difficult to characterize due principally to the variety of current and potential competitors, the emerging nature of the market, and our being in the
market for only a short period of time.     We believe that our markets are
still evolving, and we cannot assure you that we will be able to compete successfully.

     Additionally, many of our competitors are likely to enjoy substantial competitive advantages compared to our company, including:

     - the ability to offer a wider array of on-line products and services;
     - larger production and technical staffs;
     - greater name recognition;
     - larger customer and user bases; and
     - greater financial resources.

     To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our sales and marketing channels. Increased competition could result in a loss of our market share or a reduction in our prices or margins, any of which could adversely affect our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services

Business Interruptions

     Our operations are dependent on our ability to protect our computer equipment against damage from fire, earthquakes, power loss, telecommunications failures and similar events. A significant portion of our computer equipment, including virtually all of our equipment devoted to our Internet services, is located at the facilities of World Wide Communications, Inc. in Cherry Hill, New Jersey. Any equipment damage or failure that causes interruptions in our operations could have a materially adverse effect on our business. We do not have an insurance policy covering such interruptions, although we are investigating such coverage.

     Additionally, Year 2000 problems may disrupt our operations which could result in lost revenues and increased operating costs. Because our business depends on computer software, we have assessed the Year 2000 readiness of our systems. We are satisfied with our state of readiness, but we cannot make any assurances that we will avoid the Year 2000 problem. Any problems arising from Year 2000 complications could potentially result in lost revenues and increased costs.

Security Risks

     Our software and equipment are vulnerable to computer viruses or similar disruptive problems caused by our customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to our customers. Furthermore, inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of our customers. We do not have product liability or other insurance to protect against risks caused by computer viruses or other misuse of software or equipment by third parties. Although we attempt to limit our liability to customers for these types of risks through contractual provisions, no assurances can be given that these limitations will be enforceable or effective.

     We retain confidential customer information in our database. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived by consumers to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability.

Technology And Systems

     Both of our websites, www.Healthmall.com and www.GoHealth.MD, are hosted by World Wide Web Communications, Inc. at their facilities in Cherry Hill, New Jersey, with the latest Internet hardware and software technologies. In connection with our acquisition of the hlthmall.com website from Robert H. Savar, we entered into a contract with World Wide Web Communications, Inc. under which we pay a monthly fee for web hosting services.

     Exodus IT-class co-location facilities provide a secure, high availability and high bandwidth space for our servers. This includes redundant OC-3 and OC-12 backbone connections to the Internet, uninterruptible power supplies with diesel generator backup, all housed in a copper-lined, earthquake-proof building. Direct connections via "T-1" and DSL lines allow the main office to connect seamlessly and reliably to the servers and the Internet. A farm of Intergraph IS-8000 and IS80 mission-critical servers are housed behind a redundant F5 Big/IP switcher for complete software and hardware fault tolerance and load leveling. These servers run Microsoft Windows NT Enterprise Server with Internet Information Server 4.0, Active Server Pages with a proprietary page caching system and publishing tools for Web page hosting and production management. The resulting performance in preliminary tests shows dominance over other competitive sites. All advertisement hosting and reporting is handled through NetGravity Ad Server, a powerful ad management and forecasting toolset.

     Our Health Risk Assessments tool utilizes Microsoft SiteServer tools and technologies, which provides customized web crawling, user profile management, nightly process runs and e-mail support.

     Microsoft SQL Server databases are heavily used for all content, process management and tracking needs. Offsite backups occur regularly throughout the day to protect against a total system failure.

     While we believe World Wide Wed Communications hosting site is an acceptable solution for current needs, we are negotiating an agreement with another party for a more enhanced hosting site and more enhanced services for the anticipated growth of our Healthmall.com website.


Regulation

     Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. We do not believe that our current applications or services will be regulated by the FDA. We may expand our application and service offerings into areas that subject it to FDA regulation. We have no experience in complying with FDA regulations.

     The practice of medicine and pharmacology requires licensing under applicable state law. We have endeavored to structure our website and affiliate relationships to avoid violation of state licensing requirements, but a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could result in a material adverse effect on our business. Further, any liability based on a determination that we engaged in the practice of medicine without a license could expose us to civil or criminal liability. We do not maintain insurance against such liabilities.

     We may earn a service fee when users on our website purchase prescription pharmacy products from certain of our prospective Internet partners. We anticipate that the fee would not be based on the value of the sales transaction but rather on a fee per visit basis. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. Although there is uncertainty regarding the applicability of these regulations to our Internet revenue strategy, we believe that any service fees we receive are for the primary purpose of marketing and do not constitute payments that would violate federal or state "anti-kickback" laws. However, if our programs are deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on our business, results of operations and financial condition.

Employees/Consultants

     Currently, Leonard F. Vernon, our President is our only employee. We have entered into consulting agreements and have hired consultants from time to time to assist in our operations.

     On November 16, 1999, we entered into a Management Consulting Agreement with MCOM Management Corp., under which MCOM agreed to conduct marketing research in the Internet health industry. MCOM also confers with our management daily regarding our operations and implementing our business plan. MCOM is also expected to provide investment relations for us by interacting with brokerage firms and investment and acquisition candidates for us. We have agreed to pay MCOM $5,000 per month through October 2000 and we issued to MCOM 300,000 shares of our common stock and a warrant to purchase 500,000 shares of our common stock through December 31,2000. The first 100,000 shares exercisable under the warrant are exercisable at $1.00 per share and the remaining 400,000 shares are exercisable at $2.00 per share.

     We have also entered into one year consulting agreements on August 23, 1999 with Dr. Harvey Benn, D.O. and Dr. Frank Gettson, a chiropractor. Under the agreements, Dr. Benn and Dr. Gettson agreed to provide us consultancy services from time to time and provided advisory service in designing and formatting our website to attract other medical professionals. As part of the agreements, we issued to Dr. Benn an option to purchase 150,000 shares of our common stock for $1.00 per share until July 2009 and to Dr. Gettson an option to purchase 25,000 shares for $1.00 per share until July 2009.

Forward Looking Statements

     The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about the Company's future. These include, but are not limited to statements about:
(1) any competitive advantage the Company may have as a result of its installed base of electrosurgical generators in the field of neurosurgery; (2) the Company's belief that its products exceed industry standards or favorably compete with other companies' new technological advancements; and (3) the anticipated success of certain recently introduced products or products scheduled to be released in the near future for use in neurosurgery, other surgical disciplines, and the dental market. These statements are based on assumptions that the Company believes are reasonable, but a number of factors could cause the Company's actual results to differ materially from those expressed or implied by these statements. Investors are advised to review the Additional Cautionary Statements section, which follows the Management's Discussion and Analysis section (Item 6) of this Report, for more information about risks that could affect the financial results of the Company.

Item 2.  DESCRIPTION OF PROPERTY.

     Our offices are located at 2051 Springdale Road, Cherry Hill, New Jersey. Also present at this location are the offices of Able Imaging, Inc., a wholly owned entity of William D. Hanna, one of our directors. We do not pay rent to Mr. Hanna for such facilities.

Item 3.  LEGAL PROCEEDINGS.

     As of December 31, 1999, there are no material pending legal proceedings to which the Company is a party or to which any of its property is the subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 10, 1999, the holders of a majority of our common stock voted to amend our Articles of Incorporation to change our name to GoHealth.MD, Inc. Of the 3,799,177 shares issued and outstanding on that date, shareholders owning 3,102,000 shares, or 81% of our outstanding common stock, voted to approve this name change via written consent taken without a meeting pursuant to Section 78.320 of the Nevada revised statutes. We filed an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934 on January 3, 2000 regarding the above matter.


                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is currently traded through the over-the-counter market on the National Association of Securities Dealers, Inc. Bulletin Board ("NASD Bulletin Board") under the symbol "GOMD." Prior to January 19, 2000, our common stock was traded through the NASD Bulletin Board under the symbol "NUGT." Limited trading has occurred over the past several years.

     In October 1998, our common stock experienced a 1-for-310 reverse stock split and all fractional shares were rounded up. Immediately after the reverse split, we had approximately 97,117 total shares of issued and outstanding. Simultaneous with this reverse stock split the number of shares of common stock authorized for issuance was reduced 1-for-10, from 50,000,000 to 5,000,000.

     At our 1999 annual meeting, held on August 16, 1999, our Board of Directors and the holders of a majority of the outstanding common stock increased the number of authorized shares of our common stock to 25,000,000 from 5,000,000.

     The following table set forth below lists the range of high and low bids of our common stock for each fiscal quarter for the last two fiscal years as reported by NASD Bulletin Board. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

     The amounts, and all other shares and price information contained in this document, have been adjusted to reflect the stock splits.

     Period Ended December 31, 1998     High          Low
               First Quarter          $0.02           $0.001
               Second Quarter         $0.02           $0.005
               Third Quarter          $0.02           $0.001
               Fourth Quarter         $7.00           $0.062

     Period Ended December 31, 1999
               First Quarter          $6.00          $0.062
               Second Quarter         $3.250         $0.33
               Third Quarter          $4.50          $1.250
               Fourth Quarter         $6.00          $2.00

     As of March 24, 2000, the average of the closing bid and asked price for our common stock as reported by the NASD Bulletin Board was $3.3125. As of March 24, 2000, we had approximately 631 shareholders of record.

     We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

    All securities we sold during the last fiscal year were made pursuant to exemptions under Section 4(2) under the Securities Act of 1933, as amended (the "Act"), to accredited investors pursuant to Rule 506 under the Act. No underwriting discounts or commissions were paid in connection with any of these securities.

     On June 22, 1998, for $15,100, we issued 48,709 shares of common stock to a designee of Ken W. Kurtz, First Avenue, Ltd., a Utah limited partnership in which Ken Kurtz is the general partner. Ken W. Kurtz is an accredited investor and a shareholder of our company at the time of the purchase..

     MCOM Management Corp. ("MCOM"), a Delaware corporation, has received 350,000 shares of our common stock pursuant to a November 16, 1999 management consulting agreement. MCOM is wholly owned by Michael Morfit, an accredited investor. MCOM agreed to render management consulting, strategic planning and marketing and advisory services in exchange for (i) $5,000 per month through October 2000, (ii) 300,000 shares of our common stock and (iii) warrants to purchase 500,000 shares of our common stock through December 31, 2001 at exercise prices of $1.00 for the first 100,000 shares and $2.00 per share for the next 400,000 shares. On December 13, 1999, MCOM exercised warrants to purchase 50,000 shares of our common stock and tendered $50,000 for the $1.00 warrant exercise price.

     On January 10, 2000, MCOM also acquired a warrant for 75,000 shares of our common stock for $75,000 and, on the same day, exercised the warrant to purchase 75,000 shares of our common stock for another $75,000. The warrants were purchased in our private placement described in the next paragraph.

     From November 12, 1999 to January 11, 2000, we conducted a private placement of warrants to purchase shares of our common stock to the following persons, who were stockholders of our company as a result of the Merger. Each of these warrants were purchased for $1.00, have an exercise price of $1.00 per share and expire on December 31, 2002.

Stockholder                         Shares Issuable Upon Exercise of Warrants

Martin Ciner                           20,000
Michael Marks                          15,000
Scott Hankinson                       100,000
Marketing Management Professionals     15,000
Joseph McGowen                         15,000
Robert Lipinski                        50,000
Thomas Capato                          10,000
Frank Casey                            15,000
Anthony Iancale                         2,000
Thomas Flynn, Sr.                       2,000
Thomas Flynn, III                      10,000
Dawn Polizzi                            5,000
Anthony Pietrafesa                     10,000
Mark Keminosh                           8,000
Joseph DiGaetano                       25,000
Alexander Zlatnik                       2,500
     Only Michael Marks and MCOM have exercised their warrants.

     Pursuant to our obligations under the Merger, we issued options to purchase shares of our common stock to holders of options to purchase shares of common stock of GoHealth.MD Inc., the Delaware corporation. The options to purchase shares of our common stock contained the same terms as the option holders had received from GoHealth.MD, Inc., the Delaware corporation, prior to the Merger. The persons listed below received such options between May 1999 and August 1999 in recognition of services they had rendered to GoHealth.MD, a Delaware corporation, prior to the Merger. The options were granted to Drs. Gettson and Benn, both of whom are medical professionals, for their assistance in designing and formatting our website to attract other medical professionals. Mr. Kishbaugh is an attorney who accepted the options in lieu of payment for the legal services he rendered in connection with our contract with Dr. James Corea, related to the website www.healthyfirst.com. Millennium Consulting, Inc., and Messrs. Madden and Crooks received their options in consideration for their services regarding the structuring of terms of our private placement.
The President of Millennium is the wife of Gary Crooks. These options are exercisable at prices ranging from $0.50 to $1.50, with the exception of the options held by Harvey Benn and Frank Gettson, which have an exercise price of $1.00 per share, but which price is subject to a fair market value revision. The options held by Millennium and Messrs. Crooks and Madden expire in May 2006, while Mr. Kishbaugh's options expire in June 2006, and Messrs. Benn and Gettson's options expire in July 2009.

Stockholder                        Shares Issuable Upon Exercise of Options
Millennium Consulting, Inc               30,000

Gary Crooks                               5,000

John Madden                               5,000

Harvey Benn                             150,000

Frank Gettson                            25,000

J. Eric Kishbaugh                        20,000

     We issued to the following persons unregistered shares of our common stock in connection with the Merger in exchange for an equal number of shares of common stock of GoHealth.MD Inc., the Delaware corporation. All of these persons were the founders of GoHealth.MD Inc., the Delaware corporation, and were issued the aggregate 3,000,000 shares from GoHealth.MD Inc. at par value of $0.001 per share, or $3,000.

Sandra Vernon                         2,000,000

William Hanna                           500,000

Kevin O'Donnell                         500,000

     On February 23, 1999, GoHealth.MD Inc., the Delaware corporation, granted two of its executive officers, Kevin O'Donnell and William Hanna, stock options to each purchase 115,000 shares of its common stock with an exercise price of $0.50 per share. These options expire on February 23, 2006. Pursuant to the Merger, we assumed the rights and obligations under these option agreements and issued replacement options to Messrs. O'Donnell and Hanna under the same terms.

     The remainder of securities we issued without registration under the Act within the last fiscal year were also issued pursuant to the Merger. The stockholders set forth below received the same number of shares of our common stock and warrants to purchase shares of our common stock as they had held with GoHealth.MD Inc., the Delaware corporation, at the time of the Merger. The shares of common stock and warrants to purchase common stock were originally issued pursuant to a private placement conducted between February 1999 and November 1999. Pursuant to this private placement, units were offered at a price of $5,200 per unit, with each unit entitling an investor to 2,000 shares of common stock and a warrant entitling the holder to purchase 2,000 shares of common stock at $2.50 per share (subject to adjustment), at any time prior to
September 30, 2003.   A total of 51 units, or 102,000 shares of GoHealth's
common stock and 102,000 warrants to purchase shares of common stock, were issued in this private placement, in exchange for: (i) proceeds of $249,600 for 96,000 shares and 96,000 warrants, (ii) Internet website assets valued at $35,950 for 4,000 shares and 4,000 warrants and cash consideration (2,000 shares and 2,000 warrants were issued to Moiz Balkhi and 2,000 shares and 2,000 warrants were issued to Robert H. Savar in separate transactions for separate assets); (iii) consulting services rendered by William Bromley, a doctor of chiropractic, in connection with his assistance in the design and format of our website, valued at $5,200 for 2,000 shares and 2,000 warrants.

Shareholder                             Number of Shares and Warrants Issued

Robert Deacon, Sr.                        2,667
Robert Deacon, Jr.                        2,667
Frank Casey                               4,000
Albert DiPasquale, M.D.                   2,000
Thomas Flynn, III, Esq.                   4,000
Scott Hankinson, M.D.                     4,000
Marc Kahn, M.D.                           4,000
Michael Marks, Esq.                       4,000
Joseph McGowan, Jr., Esq.                 2,000
Mullica Hill-Family Practice              4,000
Anthony Pietrafesa                        2,666
Moiz Balkhi                               2,000
Market Management Professionals, Inc.     2,000
Alexander Zlatnik, MD                     4,000
J. Erik Kishbaugh, Esq.                  12,000
Martin Ciner                              2,000
Harvey Benn, D.O.                        10,000
Frank J. Gettson, D.C.                   10,000
Market Management Professionals, Inc.     2,000
Robert Lipinski                           2,000
Thomas Capato                             2,000
Joseph DiGaetano                          2,000
Mark Keminosh, D.C.                       4,000
William Bromley, D.C.                     2,000
Anthony Iancale                           2,000
Dawn Polizzi                              4,000
Thomas Flynn, M.D.                        4,000

Item 6.MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

     The following discussion of the financial condition and results of operations of our company should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this Report.

Overview

      On November 10, 1999, our wholly owned subsidiary, Nugget Holding Company, merged into GoHealth.MD Inc., a Delaware corporation, a development stage company (the"Merger"). Prior to the Merger, we had no operations and were looking to consummate a business combination with another company which had operations. As a result of the Merger, GoHealth.MD Inc., the Delaware corporation, became our wholly owned subsidiary, and the shareholders of the Delaware corporation received 81% of our outstanding common stock. On January 19, 2000, we changed our name to GoHealth.MD Inc. For accounting purposes, the Merger was treated as GoHealth.MD Inc., the Delaware corporation, acquiring Nugget Exploration, Inc., and hence for this Management's Discussion section and accounting purposes, references to the "company," "us" and "we" refer to the operations of GoHealth.MD Inc., the Delaware corporation. Accordingly, we also changed our accounting year to the calendar year, the accounting year of GoHealth.MD Inc., the Delaware corporation.

     For the year ended December 31, 1999, our company had not conducted any significant business. Because of this lack of prior operations, assets and industry position, we must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if we are successful in raising all the capital we require.

     Our principal business is operating Healthmall.com, an Internet-based consumer healthcare network consisting of a consumer-focused interactive website and affiliate relationships with certain other websites. In November 1999, we changed the principal focus of our business strategy from registration and marketing of .MD domain names to operating healthcare websites. We intend to derive revenues by providing advertising on our website and through affiliations with other entities.

     Our website, www.Healthmall.com, which we launched in November 1999, currently has a focus on alternative healthcare with the following components:

     - healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare;

     - access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians;

     - an interactive chat room; and

     - tools that permit users to personalize their on-line experience.

     Our overall plan calls for the development of network affiliates, such as health and fitness websites, to provide easy access to the information and services we offer on www.Healthmall.com to their respective customers. We have only established two network affiliates to date.

     We also provide Internet related services directed to healthcare practitioners. To date these services have focused on chiropractors, massage therapists and naturopathic physicians. These services include the following:

     - developing websites;

     - providing a directory of healthcare practitioners on our Healthmall.com website; and

     - registering of .MD domain names.

Plan of Operations

     Our objective is to establish Healthmall.com and other websites as a trusted and comprehensive source of consumer healthcare information and services on the Internet. Healthmall.com was created to empower consumers to better manage their personal health with comprehensive, relevant and timely information. Our business model is to earn advertising and subscription revenues from advertisers, merchants, manufacturers and healthcare providers who desire to reach a highly targeted community of healthcare consumers on the Internet.

     Our business strategy incorporates the following key elements:

     - provide consumers with high quality healthcare content to attract users to www.Healthmall.com, and promote their loyalty to our website;

     - syndicate content through affiliates to promote traffic growth;

     - develop and expand on-line healthcare communities to allow users with similar health-related experiences to exchange information and gather news and knowledge in a secure, anonymous environment;

     - provide consumers with unique features and tools; and

     - provide an attractive and useful website that can deliver advertising in a highly targeted manner, thereby commanding higher advertising rates.

     In order to grow our operations and increase our revenue, we will need incur significant advertising and promotional expenses and will need to hire additional personnel in all phases of our operation. We would particularly like to hire four salespersons by the end of the second quarter of fiscal 2000 in order to further implement our primary operating strategy of generating revenue from:

      -advertising;
      -content syndication; and
      -electronic commerce.

     There can be no assurance that we will have the resources to increase our advertising and promotional expenses or to hire the necessary personnel and managers in order to achieve growth in our operations and revenues, and any failure to do so could have a material adverse effect on our operating results.

     Our growth strategy relies on our ability to raise further capital and upon the skills of our management. There can be no assurance that we will be successful in these endeavors. Forces that can contribute to the lack of success in implementing this growth strategy include, among other things: (i) regulatory bodies and governmental regulations affecting our operations, (ii) availability of funding on a timely basis, and (iii) functionality. If our ability to expand our network infrastructure is constrained in any way we could lose customers and suffer damage to our operating results.

     We have a very limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new evolving markets such as the Internet market. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

     We had advertising revenues of $80 and revenues from sales of .MD domain names of $1,300 for the period from inception (February 23, 1999) to December
31, 1999.     Our gross profit was $470, or 34% of sales.

     Other expenses totaled $596,520, which consisted of the following:

          -Consulting fees in the amount of $331,867, consisting primarily of the amortization of the value of the consulting agreement entered into with MCOM Management Corp. on November 16, 1999 under we agreed to pay MCOM $5,000 per month until October 2000 and MCOM was issued 300,000 shares of common stock and warrants to purchase 500,000 shares of common stock, which was valued at $1,900,000;

          -Advertising and promotion expenses in the amount of $115,876;

          -General and administrative expenses in the amount of $87,894;

          -Marketing and licensing fees associated with the Healthmall.com website and .MD domain names in the amount of $18,988;

          -Website development costs related to our Healthmall.com website in the amount of $40,660; and

          -Interest expense in the amount of $1,235, principally from loans by William Hanna, one of our officers and directors.

     As a result of the foregoing, we had a net loss of $596,050. We also incurred a charge of $808,500, which resulted in a net loss to common stockholders of $1,404,550. The charge was attributable to the beneficial conversion feature granted to the purchasers of Series A warrants, which Series A Warrants were subscribed for in December 1999.

     The loss per basic and diluted share was $0.34.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private equity financing. As of December 31, 1999, we received cash proceeds in the amount of $252,600 from the sale of shares of our common stock and warrants to purchase our common stock. In addition, we received $50,000 from the exercise of warrants to purchase 50,000 shares of our common stock.

     In order to continue to finance our operations, we will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that we will receive any proceeds from the exercise of warrants or options or that we will be able to obtain the necessary funds to fund our operations.

     As of December 31, 1999, we had outstanding options and warrants to purchase 1,017,000 shares of our common stock at prices from $.50 to $2.50 per share and subscriptions to purchase Series A warrants, which will entitle the holders to purchase 269,500 shares of common stock for $1.00 per share.

     During 1999, we acquired the following assets, which are an important part of our business:

     Healthmall.com Domain Name. This domain name was purchased on April 26, 1999 from Moiz Balkhi, trading as Computerized Professional Enrichment Services, for $5,500 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003, valued a $5,200.

     Hlthmall.com Domain Name and Website. This domain name and associated website was purchased on April 26, 1999 from Robert H. Savar for $20,000 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003 valued at $5,200. As part of the agreement with Mr. Savar, we have agreed to use his company, World Wide Web Communications, Inc., as the host for our Healthmall.com website.

     James Corea's Vitalabs. On December 13, 1999, we entered into an agreement with Dr. James Corea, trading as James Corea's Vitalabs, under which we purchased certain rights regarding the www. Healthyfirst.com website into perpetuity for $25,000. Under the agreement, we are to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. We used $240,727 from operating activities. We also used $90,384 in investing activities which consisted of: the purchase of website assets for $45,300; the purchase of furniture and equipment in the amount of $6,900; and liabilities assumed in connection with the Merger of $39,075.

     We received $369,902 from financing activities, which included proceeds from the sale of common stock and stock warrants, proceeds of notes payable and proceeds from officer's loan.

     As a result of the foregoing, cash increased by $38,791 to $38,791.

Year 2000 Issues

     The year 2000 issue arises because many computerized systems use two digits rather than four digits to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could effect an entity's ability to conduct normal business operations. It is possible that all aspects of the Year 2000 issue affecting us, including those related to the efforts of customers or third parties, will not be fully resolved. We have confirmed that our significant service providers are currently Year 2000 compliant.

     There can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering Healthmall.com, decrease the use of the Internet or prevent users from accessing Healthmall.com, any of which would have a material adverse effect on our business, results of operations and financial condition.

     To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues.

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. The Company does not intend to update these forward looking statements. Investors are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect our financial results.

Additional Cautionary Statements

Our limited operating history makes an evaluation of our business difficult.

     We commenced operations of our Internet operations with our www.Healthmall.com website in November 1999 and we have only generated minimal revenues. Prior to November 1999, our business consisted primarily of registering .MD domain names. Accordingly, we have had a very limited operating history. Companies, such as our company, in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks and difficulties include our ability to:

          -attract an audience of users to our Internet-based consumer healthcare network;

          -increase awareness of our brand;

          -offer compelling on-line content, services and e-commerce opportunities;

          -attract a large number of advertisers who desire to reach our users;

          -respond effectively to the offerings of competitive providers of healthcare information on the Internet;

          -continue to develop and upgrade our technology; and

          -attract, retain and motivate qualified personnel.

We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

We are a Development Stage Company and have a history of losses, negative cash flow and anticipate continued losses.

     Since our inception we have incurred losses and negative cash flow. As a development stage company we have not achieved profitability and expect to continue to incur significant operating and capital expenditures in areas such as expansion of our advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use healthcare information and related content available on our Internet-based consumer healthcare network which will in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. If we do not achieve profitability, we may not be able to continue our business.

We must establish, maintain and strengthen our brand in order to attract users to our network and generate advertising.

     In order to expand our audience of users and increase our on-line traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, healthcare consumers must perceive us as a trusted source of healthcare information, and advertisers, merchants and manufacturers must perceive us as effective marketing and sales channel for their products and services. We will need to increase substantially our marketing budget in our efforts to establish brand recognition and brand loyalty. Our business could be materially adversely affected if our marketing efforts are not productive or if we cannot strengthen our brand.

Our business model relies on Internet advertising and sponsorship activities which may not be effective or profitable marketing media.

     Our future is highly dependent on increased use of the Internet as an advertising medium. Although we have only had minimal advertising revenues to date, our future depends on deriving revenues from advertising. The Internet advertising market is new and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions are uncertain. Most of our current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires that acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenue would be materially adversely affected, and we may not be able to continue our business

     Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

We depend on third parties to provide content pursuant to nonexclusive arrangements, which are short-term or terminable.

     We intend to produce only a portion of the healthcare content that will be found on the Healthmall.com network. We will rely on third-party organizations that we believe have the appropriate expertise, technical capability, name recognition, reputation for integrity, and willingness to syndicate product content for branding and distribution by others. These entities currently include PR Newswire, National Library of Medicine, and Fact and Comparisons. As health-related content grows on the Internet, we believe that there will be increasing competition for the best product suppliers which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the Healthmall.com network less attractive or useful for an end user, which could reduce our advertising and potential e-commerce revenues.

     We cannot provide assurances that we will be able to maintain relationships with third parties that supply us with content, software or related products or services that are crucial to our success, or that such content, software, products or services will be able to sustain any third-party claims or rights against their use. Also, we cannot assure that the content, software, products or services of those companies that provide access or links to our website will achieve market acceptance or commercial success. Accordingly, we cannot assure that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues.

We depend on third party transactions and relationships, which are short-term or terminable.

     We depend, and will continue to depend, on a number of third-party relationships to increase traffic on Healthmall.com and thereby generate advertising and other revenues. Outside parties on which we depend include unrelated website operators that provide, or which we believe will provide, links to Healthmall.com, providers of healthcare content and Burst! Media, L.L.C., the on-line property representation company which provides us with advertising sales services. Our arrangements with third-party Internet sites and other third-party service providers generally are not exclusive and are short-term or may be terminated at the convenience of either party. We cannot provide assurances that the third parties regard these relationships as important to their own respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products.

     Further, in order to expand our network, we may need to enter into strategic alliances, which may involve the payment of significant funds for prominent or exclusive carriage of our healthcare information and services. Such transactions are premised on the assumption that the traffic obtained from these arrangements will permit us to earn revenues in excess of the payments made to partners. This assumption is not yet proven, and if we are unsuccessful in generating sufficient resources to offset these expenditures, we will likely be unable to operate our business.

In order to execute our growth plan we must attract, retain and motivate highly skilled employees, and we face significant competition from other Internet and new media companies in doing so.

     Our ability to execute our growth plan and be successful also depends on our ability to attract, retain and motivate highly skilled employees. To date, we have relied on Leonard F. Vernon, President, as our only employee, as well as third party consultants to develop and operate our business. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet and related new-media industry is intense. We may be unable to retain or attract, assimilate or retain other highly qualified employees in the future. We expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating personnel, our business will be adversely affected.

If we achieve growth, our inability to manage growth could harm our business.

     If we achieve growth and are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected.

If our ability to expand our infrastructure is constrained in any way we could lose customers and suffer damage to our operating results.

     Presently, a relatively limited number of consumers use our website. Nevertheless, very soon we will need to change the host of our websites in order to accommodate the increased traffic we have experienced on our website as well as our projected future growth. We may not be able to accurately project the rate or timing of increases, if any, in the use of our website or to expand and upgrade, or afford to pay companies to expand and upgrade our systems and infrastructure to accommodate such increases. We are currently negotiating with a company to provide enhanced hosting services for our website, but have not entered into an agreement as of this date. If we are unable to change the host of our websites, our business may suffer.

     We must continue to expand and adapt the network infrastructure to accommodate additional users, increase transaction volumes and changing consumer and customer requirements. Our systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause our users to instead use the on-line services of our competitors.

We may have liability for information we provide on our website or which is accessed from our Website.

     We may also have liability for information we provide on our website or which is accessed from our website. Because users of the website access health content and services relating to a condition they may have and may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against on-line entities in the past. Others could also sue us for the content and services that are accessible from our website through links to other websites or through content and materials that may be posted by users in our chat room or bulletin board. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on our reputation and business.

     Consumers may also sue us if any of the products or services which we may sell on or through our website are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties.

We may not be able to adequately protect our proprietary rights.

     We have applied for federal registration of the mark "GoHealth.MD" and "Healthsites.com" as well as other service and trademarks we deem important to our business. A potentially conflicting pending application has been made with the US Department of Commerce's Patent and Trademark Office with regard to "GoHealth.MD." If we lose our right to use this mark, we could be forced to change our corporate name and adopt a new domain name. These changes could confuse current and potential customers and adversely impact our business.

     We are relying upon a combination of copyright, trademark and trade secret laws, nondisclosure and other contractual provisions to protect our proprietary rights. Notwithstanding these safeguards, it may be possible for competitors to imitate our products and services or to develop independently non-infringing competing products and services. Such actions could materially and adversely affect the number of users of our websites, which would materially and adversely affect our business. Litigation, which could result in substantial cost to and diversion of our efforts, may be necessary (i) to enforce any trademarks, or copyrights, (ii) to protect trade secrets or know-how we own or to defend ourselves against claimed infringement of the rights of others, or
(iii) to determine the scope and validity of the proprietary rights of others. Adverse determinations in litigation could subject us to significant liabilities to third parties, could require that we seek licenses from third parties and could prevent us from manufacturing, selling or using our products, any of which could have a material adverse effect on our business, financial condition and results of operations. We are not currently a party to any litigation.

We have limited sales, marketing and management experience.

     Although our President, Leonard F. Vernon, has experience in marketing other products, he has only limited marketing experience with Internet products and services. We will therefore need to hire sales and marketing personnel. There can be no assurance that such personnel will be able to work effectively with Dr. Vernon.

Our capital requirements may require additional financing which may not be available.

     If our cash resources prove to be insufficient at that time, or prior to that time, we may be required to seek additional debt or equity financing to fund the costs of continuing operations until we achieve positive cash flow. We have no current commitments or arrangements for additional financing and there can be no assurance that any additional debt or equity financing will be available to us on acceptable terms, or at all. If we are unable to satisfy our capital requirements, we may not be able to effectively compete in the marketplace or continue operations.

Rapid technological change in our industry could outdate our websites and services.

     The market for our websites is characterized by rapidly changing technology and continuing development of customer requirements. The future success of our business will depend in large part upon our ability to develop and market our websites at an acceptable cost, and successfully anticipate or respond to technological changes in customer requirements on a cost-effective and timely basis. There can be no assurance that our development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render our technology or websites obsolete or uncompetitive. In addition, to the extent that we determine that new technologies or equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment. If we are not able to acquire or implement such new technologies or equipment, we will not be able to effectively compete in the marketplace.

One of our control persons was previously subject to disciplinary action in the medical industry.

     Dr. Vernon has a previous disciplinary action by the New Jersey State Board of Medical Examiners in which he was given an 18-month suspension of his license, 30 days of which were to be active with a monetary penalty of $3,000. Dr. Vernon failed to perform the required community service and pay the fine and the suspension was imposed for a full 18 months. This disciplinary action was taken after the determination that Dr. Vernon's application to the Educational Commission of Foreign Medical Graduates was misleading. Dr. Vernon currently possesses an unrestricted license to practice chiropractic in the State of New Jersey and there is no pending disciplinary action against him in any of the states in which he is licensed.

We are competing in the Internet industry with a number of other companies, including larger, well known entities who possess greater financial resources.

     We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

   -Health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

   -On-line and Internet portal companies, such as America Online, Inc.; drkoop, Inc., Microsoft Network; Yahoo! Inc.; Excite, Inc.; Lycos Corporation and Infoseek Corporation;

   -Electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on our website;

   -Hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

   -Other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups.

Many of these actual and potential competitors are likely to enjoy substantial competitive advantages compared to us, including:

   -the ability to offer a wider array of on-line products and services;

   -larger production and technical staffs;

   -greater name recognition and larger marketing budgets and resources;

   -larger customer and user bases; and

   -substantially greater financial, technical and other resources.

  Increased competition could result in a loss of revenues or a reduction in our prices or an increase in our losses from operations. To be competitive, we must respond promptly and effectively to challenges of technological change, evolving standard of our competitor's innovations by continuing to enhance our product and services. There is no assurance that we will have the financial resources, technical expertise, marketing and support capabilities to continue to compete successfully. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Please see "Business-Competition."


Since we operate an Internet network, our business is subject to government regulation relating to the Internet, which could impair our operations.

     We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, state, federal and foreign governments may each adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our products and services. This decrease in the demand for our products and services would seriously harm our business and operating results.

Any new laws and regulations may govern or restrict the following issues:

     -User privacy;
     -The pricing and taxation of goods and services offered over the
      Internet;
     -The content of websites;
     -Consumer protection; and
     -The characteristics and quality of products and services offered over the Internet.

     For example, the Telecommunications Act of 1986 prohibits the transmission of certain types of information and content over the Internet. The scope of this Act's prohibition is currently unsettled. In addition, although courts recently held substantial portions of the Communications Decency Act unconstitutional, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in Internet commerce to liability.

     Since we operate a healthcare network over the Internet, our business is also subject to government regulation specifically relating to medical devices, the practice of medicine and pharmacology, healthcare regulation and other matters unique to the healthcare area.

     Laws and regulations have been or may be adopted with respect to the provision of healthcare-related products and services on-line, covering areas such as:

     - The regulation of medical devices;
     - The practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals on-line; and
     - The regulation of government and third-party cost reimbursement.

       FDA Regulation of Medical Devices. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. We do not believe that our current applications or services will be regulated by the FDA; however, our applications and services may become subject to FDA regulation. Additionally, we may expand our application and service offerings into areas that subject us to FDA regulation. We have no experience in complying with FDA regulation. We believe that complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent our introduction of new applications or services.

     Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology required licensing under applicable state law. While we do not believe our website and affiliate relationships violate state licensing requirements, a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could result in a material adverse effect on our business.

     Federal and State Healthcare Regulation. We earn a fee when users on our website purchase health food and vitamin products from a current e-commerce partner. In addition, in the future we may earn a service fee when users on our website purchase prescription pharmacy products. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. If our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on our business, results of operations and financial condition.

Our success depends on increased adoption of the Internet as a means for commerce.

     Our future success depends heavily on the acceptance and use of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business are likely only in the event that the Internet provides businesses with greater efficiencies and other advantages. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

         - Potentially inadequate network infrastructure;
         - Delays in the development of Internet enabling technologies and performance improvements;
         - Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity;
         - Delays in the development of security and authentication technology necessary to effect secure transmission of confidential information;
         - Changes in, or insufficient availability of, telecommunications services to support the Internet; and
         - Failure of companies to meet their customers' expectation in delivering goods and services over the Internet.

Reliance on Internet servers.

     We rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies suffered highly publicized system failures which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. We have also suffered service outages from time to time, although to date none of these interruptions has materially adversely affected our business operations or financial condition. To the extent that our service is interrupted, our users will be inconvenienced, our commercial customers will suffer from a loss in advertising or transaction delivery and our reputation may be diminished. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Our computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a backup data facility. We do not have any type of business interruption insurance to protect us in the event of a catastrophe. We also depend upon third parties to provide potential users with web browsers and Internet and on-line services necessary for access to our website. In the past, our users have occasionally experienced difficulties with Internet and other on-line services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business.

Item 7.  FINANCIAL STATEMENTS.

     See Index to financial statements on page F-1, herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As a result of the Merger between a subsidiary of ours and GoHealth.MD Inc., a Delaware corporation, we have retained the services of our merger partner's independent certified public accountant, Samuel Klein & Co., as of December 1, 1999, for all of our needs. Jones, Jensen & Company, our previous accountant ("Jones, Jensen"), was dismissed by our board of directors on December 1, 1999, in connection with the November 10, 1999 merger. This dismissal was unrelated to Jones, Jensen's competence, practices and procedures. Jones, Jensen's financial statement reports did not contain any adverse opinion or disclaimer of opinion, but did include a going concern paragraph.

     Jones, Jensen has informed us that it will provide the SEC a letter containing its position with the foregoing statements regarding our change in certifying accountant.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our executive officers and directors, their respective ages and their positions as of December 31, 1999 are as follows:

Name                     Age  Position(s) and Office(s)

Dr. Leonard F. Vernon    44   President, Treasurer and Director
William D. Hanna         54   Vice President, Assistant Secretary and Director
Kevin O'Donnell          51   Secretary


     Dr. Leonard F. Vernon, became our president, treasurer and a director on November 10, 1999 in connection with the Merger. Dr. Vernon continues to be the President and director of GoHealth.MD Inc., a Delaware corporation, which is now operated as our wholly-owned subsidiary as a result of the Merger. Dr. Vernon has managed and maintained a private practice of chiropractic for over 20 years. He is licensed to practice chiropractic in New Jersey, Delaware and Pennsylvania.. From 1990 to 1999, Dr. Vernon was the President and Chairman of Imaging Management Associates, Inc., a Colorado corporation, which operated diagnostic imaging centers..

     William D. Hanna became one of our directors and our vice president on November 10, 1999 in connection with the Merger. Mr. Hanna continues to be a director of GoHealth.MD Inc., a Delaware corporation, which is now operated as our wholly-owned subsidiary as a result of the Merger. Mr. Hanna attended Philadelphia Community College and has extensive experience in real estate and site development. Previous to his retirement more than five years ago, Mr. Hanna spent 20 years in the construction industry as a steel erector and owner of his own business. In the past five years, Mr. Hanna has served as the chief executive officer of a durable medical equipment company and has also been a co-owner of a provider of discounted health care services.

     Kevin O'Donnell became our Secretary on November 10, 1999 in connection with the Merger. Mr. O'Donnell continues to be a director and secretary of GoHealth.MD Inc., a Delaware corporation, which is now operated as our wholly-owned subsidiary as a result of the Merger. Mr. O'Donnell is a 1976 graduate of Rutgers University (B.A. Political Science). From 1978 to 1990, he was employed by Burlington Industries as an operations manager and then as Northeast Regional Sales and Marketing Manager. From 1990 through 1998, Mr. O'Donnell served as a Director and/or Director of Operations of Imaging Management Associates, Inc, a Colorado corporation, which operated outpatient diagnostic imaging centers.


Board of Directors

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Section 16 Reporting

     Our current directors did not timely file required Forms 3 after their respective appointments on November 10, 1999, until December 28, 1999. Sandra Vernon, the wife of one of our directors and our president, Dr. Leonard Vernon, acquired more than 10% of our common stock in the GoHealth merger and filed a Form 3 on December 28, 1999.

     Based solely upon our review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(a) since May 31, 1999, we are not aware of any other person who was a director, officer, or beneficial owner of more than ten percent of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.

Item 10.     EXECUTIVE COMPENSATION.

     The following tables set forth information with respect to the compensation received for year ended December 31, 1999 by our President and our other most highly compensated individuals. No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 1999, 1998 or 1997.



                         Annual Compensation                  Long-Term
                                                              Compensation
                                                              Awards
Name and Principal Position     Fiscal Year  Salary  Bonus    Common Stock
                                                              Underlying
                                                              Options
Dr. Leonard Vernon, President       1999      -0-(1)   -0-         -0-
Tyson Schiff,       President       1999      -0-    $500(2)       -0-
William Hanna,
                    Vice President  1999      -0-      -0-    115,000(3)
Kevin O'Donnell,    Secretary       1999      -0-      -0-    115,000(3)


(1) Dr. Leonard Vernon has never received compensation for his services. However, in the event our revenues exceed $1,000,000 or at the discretion of the board of directors, Dr. Vernon will receive an annual salary of approximately $145,000.

(2) In October 1998, Tyson Schiff received a $500 bonus for serving as our president and director.

(3) Originally issued by GoHealth.MD Inc., the Delaware corporation, prior to the Merger.


                   STOCK OPTIONS GRANTED IN 1999 FISCAL YEAR


Name         Number of Shares    Percent of        Exercise Expiration
             of Common Stock     of Total options  Price    Date
             underlying options  granted to
             granted             employees

William Hanna     115,000              50%            $0.50      2/23/06

Kevin O'Donnell   115,000              50%            $0.50      2/23/06


Item 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information concerning ownership of our common stock as of March 28, 2000. The table discloses each person known to be the beneficial owner of more than five percent (5%) of our common stock. The table also shows the stockholdings of our directors, as well as the shares held by directors and executive officers as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided.


Name and Address           Amount and Nature        Percent of Class
of Beneficial Owner        of Beneficial
                           Ownership

MCOM Management Corp.       608,000(1)               13.0%(2)
350 Fifth Avenue,
Suite 5807
New York, NY 10118

Michael Morfit              758,000(2)               16.2%
350 Fifth Avenue,
Suite 5807
New York, NY 10118

Sandra Vernon             2,000,000                  47.2%
2051 Springdale Road
Cherry Hill, NJ 08003

William D. Hanna            615,000(3)               14.1%
2051 Springdale Road
Cherry Hill, NJ 08003

Dr. Leonard Vernon        2,000,000(4)              47.2%
2051 Springdale Road
Cherry Hill, NJ 08003

Kevin O'Donnell             615,000(5)              14.1%
2051 Springdale Road
Cherry Hill, NJ 08003

Executive Officers and
Directors as a Group      3,230,000                 72.4%


(1) Includes 450,000 shares of our common stock which may be acquired upon the exercise of outstanding warrants held by MCOM. MCOM is wholly owned by Michael Morfit

(2) Includes 158,000 shares of our common stock and warrants to purchase 450,000 shares of our common stock held by MCOM Management Corp., which is wholly owned by Michael Morfit. Also includes 100,000 shares of our common stock held by MCM Stork Fund, L.P., which is managed by MCM Capital, L.L.C., a limited liability company for which Michael Morfit is the managing member.

(3) Includes 115,000 shares of our common stock which may be acquired upon the exercise of outstanding stock options held by Mr. Hanna.

(4) Includes 2,000,000 shares owned by Sandra Vernon, the wife of Dr. Leonard Vernon. Dr. Vernon disclaims beneficial ownership of such shares.

(5) Includes 115,000 shares of our common stock which may be acquired upon the exercise of outstanding stock options held by Mr. O'Donnell.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1983, Dr. Leonard Vernon one of our directors, our president and the husband of Sandra Vernon, our largest shareholder, received a disciplinary action by the New Jersey State Board of Medical Examiners in which he was given an 18-month suspension of his license, 30 days of which were to be active with a monetary penalty of $3000. Dr. Vernon failed to perform the required community service and pay the fine and the suspension was imposed for a full 18 months. This disciplinary action was taken after the determination that Dr. Vernon's application to the Educational Commission of Foreign Medical Graduates was misleading. Dr. Vernon currently possesses an unrestricted license to practice chiropractic in the New Jersey, Pennsylvania and Delaware and there is no pending disciplinary action against him in any of the states in which he is licensed.

     On May 10, 1999, we rescinded a purchase and sale agreement with Imaging Management Associates, Inc., a Colorado corporation, and an employment agreement with Leonard F. Vernon, both dated December 9, 1998, due to Imaging Management Associates, Inc.'s failure to satisfy a condition required for the closing of the agreement of sale. Dr. Leonard F. Vernon, our current President, was the President of Imaging Management Associates, Inc. at that time. Pursuant to the rescission agreement, we agreed with Imaging Management Associates, Inc and, Dr. Vernon to rescind and terminate ab initio the purchase and sale agreement and the employment agreement, and all shares of our common stock which were issued in contemplation of a closing of the transaction were return to us and canceled.

     Our offices are located at 2051 Springdale Road, Cherry Hill, New Jersey, which also houses the offices of Able Imaging, Inc., a wholly owned entity of William D. Hanna, one of our directors. We do not pay rent to Mr. Hanna for such facilities.

     We have obtained a total of $38,000 pursuant to three working capital loans from William Hanna Consultants, Inc., an entity controlled by William
Hanna, one of our directors.   All of these notes are unsecured, require all
interest and principal be repaid in one lump sum and bear 5% interest per annum. A $25,000 April 26, 1999 Note was due to be repaid on May 26, 1999, and was extended indefinitely. No additional consideration was tendered for this indefinite extension. A $10,000 Note dated March 29, 1999, was repaid in full on January 20, 2000. The interest on this Note was waived by Mr. Hanna. A $3,000 Note dated May 2, 1999 matures on May 2, 2000. We have not made any payments of interest or principal on the April 26, 1999 Note or the May 2, 1999 Note.

     Ken Kurtz currently owns less than 5% of our outstanding common stock. Prior to the November 10, 1999 Merger, however, he owned in excess of 50% of
the common stock.   Mr. Kurtz received 400,000 shares pursuant to a November
30, 1998 consulting agreement with us whereby he agreed to assist in preparing employment agreements, contracts and other filings required by the Commission and all other necessary state and Federal regulatory bodies, and in referring to us an independent auditor and attorney. All amounts owing to Mr. Kurtz have been paid, all services have been rendered and the agreement is no longer in effect.

     According to a Financial Consulting Agreement us and Park Street Investments, Inc. executed on March 5, 1998, Park Street assisted with our administration and recapitalization. Park Street also agreed to actively pursue and negotiate a merger or business combination with a third party on our behalf. GoHealth.MD Inc., the Delaware corporation, was introduced to us through the efforts of Mr. Kurtz and Park Street. Park Street paid all costs associated with these responsibilities through the Merger. As part of this consulting agreement, on June 22, 1998, for a $15,100 investment we issued 48,709 shares of common stock to a designee of Park Street -- First Avenue, Ltd., a limited partnership organized under the laws of the State of Utah. Ken Kurtz, being a general partner of First Avenue, Ltd. and the president of Park Street, indirectly controls such shares. All amounts owing to Park Street have been paid, all services have been rendered and the agreement is no longer in effect.


                                    PART IV

Item 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

     A. Exhibits

      The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT
NO.          DESCRIPTION

2.1 Stock Exchange Agreement and Plan of Merger dated September 30, 1999, by and between Nugget Exploration, Inc., Nugget Holding Company and GoHealth.MD, Inc.(1)

3.1     Articles of Incorporation of Nugget Exploration, Inc.(1)

3.2          By-Laws of Nugget Exploration, Inc.(1)

3.3     Articles of Incorporation of GoHealth.MD, Inc.(1)

3.4          By-Laws of GoHealth.MD, Inc.(1)

4.1 Management Consulting Agreement dated November 1999, by and between(1) Nugget Exploration, Inc. and MCOM Management Corp.(1)

4.2 Stock Option Agreement dated August 27, 1999, by and between GoHealth.MD, Inc. and Harvey Benn(1)

4.3 Stock Option Agreement dated August 27, 1999, by and between GoHealth.MD, Inc. and Frank Gettson.(1)

4.4 Stock Option Agreement dated May 7, 1999, by and between GoHealth.MD, Inc. and Millennium Consulting, Inc.(1)

4.5 Stock Option Agreement dated May 26, 1999, by and between GoHealth.MD, Inc. and Gary Crooks (1)

4.6 Stock Option Agreement dated May 26, 1999, by and between GoHealth.MD, Inc. and John Madden(1)

4.7 Stock Option Agreement dated June 12, 1999, by and between GoHealth.MD, Inc. and J. Eric Kishbaugh(1)

4.8 Master Series A Warrant dated October 1, 1999, by and between Nugget Exploration, Inc. and various entities as described in recent sales of unregistered securities.(1)

4.9 Master Unit Warrant dated November 12, 1999, by and between GoHealth.MD, Inc. and various entities as described in recent sales of unregistered securities.(1)

10.1 $10,000 Note dated March 29, 1999, by and between GoHealth.MD, Inc. and William Hanna Consultants, Inc.(1)

10.2 $25,000 Note dated April 26, 1999, by and between GoHealth.MD, Inc. and William Hanna.(1)

10.3 $3,000 Note dated May 2, 1999, by and between GoHealth.MD, Inc. and William Hanna Consultants, Inc.(1)

10.4 Contract of Sale dated April 26, 1999, and between GoHealth.MD, Inc. and Robert H. Savar.(1)

10.5 Contract of Sale dated April 26, 1999, by and between GoHealth.MD, Inc. and Computerized Professional Enrichment Services Contract of Sale.(1)

10.6 Independent Reseller Agreement dated March 22, 1999, by and between GoHealth.MD, Inc. and Domain Name Trust, Inc.(1)

10.7 Agreement dated November 16, 1999, by and between GoHealth.MD, Inc. and Domain Name Trust, Inc.(1)

10.8 Agreement dated May 5, 1999, by and between GoHealth.MD, Inc. and PR Newswire.(1)

10.9 Agreement dated December 13, 1999, by and between GoHealth.MD, Inc. and Company X t/a James Corea's Vita-Labs.(1)

10.10 Consulting Agreement dated August 23, 1999, by and between GoHealth.MD, Inc. and Frank Gettson.(1)

10.11 Consulting Agreement dated August 23, 1999, by and between GoHealth.MD, Inc. and Harvey Benn.(1)

10.12 Consulting Agreement dated November 30, 1998 by and between Nugget Exploration, Inc. and Ken W. Kurtz.(1)

10.13 Financial Consulting Agreement dated March 5, 1998, by and between Nugget Exploration, Inc. and Park Street Investments, Inc.(1)

10.14 Rescission Agreement and Release of Claims dated May 10, 1999 between and among Nugget Exploration, Inc., Imaging Management Associates, Inc. and Leonard F. Vernon. (2)

21.1    List of subsidiaries (1)

27.1 Financial Data Schedule

(1)Previously filed with the Registration Statement of the Company on Form SB-2, Registration No. 333-94695 and incorporated herein by reference.

(2)Previously filed with the Form 10-QSB of the Company for the quarterly period ended February 28, 1999 and incorporated herein by reference.

     B.Reports on Form 8-K

          On December 17, 1999, we filed a Form 8-K, reporting Items 1, 2, 4 and including financial statements.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2000

                             GOHEALTH.MD, INC.



                    By:      /s/ Leonard F. Vernon
                         Leonard F. Vernon, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                    Date



/s/ Leonard F. Vernon               President,Director         March 28, 2000
Leonard F. Vernon                  (chief executive officer
                                    and principal financial
                                    accounting officer)


 /s/ William Hanna                  Vice President, Assistant
William Hanna                       Secretary, Director        March 28, 2000



                                GoHealth.MD Inc.
                         INDEX TO FINANCIAL STATEMENTS



                    Report of Independent Public Accountants

                                 Balance Sheet

                            Statement of Operations

                  Statement of Stockholders' Equity (Deficit)

                            Statement of Cash Flows

                         Notes to Financial Statements







INDEX TO EXHIBITS*


     *Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing in Item 13 on the Report on Form 10-KSB




                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
GoHealth.MD, Inc.
(A Development Stage Company)
Cherry Hill, New Jersey 08003


We have audited the accompanying consolidated balance sheet of GoHealth.MD, Inc. (A Development Stage Company) (formerly Nugget Exploration, Inc.) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the period from inception (February 23, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoHealth.MD, Inc. (A Development Stage Company) as of December 31, 1999 and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.


                                            SAMUEL KLEIN AND COMPANY



Newark, New Jersey
March 28, 2000







                          GOHEALTH.MD, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEET

                          DECEMBER 31, 1999


ASSETS

Current Assets:
 Cash                                                          $      38,791
 Accounts receivable                                                      48
 Subscription receivable                                             269,500
 Prepaid expenses                                                      3,800
 Domain names - available for sale                                    38,834
                                                                     -------
        Total Current Assets                                         350,973
                                                                     -------
Furniture and equipment, net of accumulated
 depreciation of $1,488                                                4,521
                                                                     -------
Other Assets:
 Deposits                                                              5,500
 Website costs                                                        60,900
                                                                      ------
        Total Other Assets                                            66,400
                                                                      ------
                TOTAL ASSETS                                    $    421,894
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Notes payable                                                 $      45,380
 Accounts payable                                                     66,042
 Accrued expenses                                                      9,694
 Accrued interest payable                                              9,614
 Due to former officer                                                 1,340
 Due to officer                                                       21,622
                                                                     -------
          Total Liabilities                                          153,692
                                                                     -------
Stockholders' Equity:
 Common stock ($.01 par value, 25,000,000 shares
   authorized, 4,149,117 shares issued and outstanding)               41,491
 Additional paid-in capital                                        3,214,594
 Unamortized consulting expenses, net of accumulated
   amortization of $316,667                                       (1,583,333)
 Retained earnings (deficit)                                      (1,404,550)
                                                                   ---------
          Total Stockholders' Equity                                 268,202
                                                                   ---------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    421,894
                                                                   =========

The accompanying notes are an integral part of these financial statements.


                              F-3GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS

               FOR THE PERIOD FROM INCEPTION (FEBRUARY 23, 1999)

                              TO DECEMBER 31, 1999




Sales:
 Advertising revenue                                        $             80
 Domain name sales                                                     1,300
Cost of Sales                                                           (910)
                                                                        ----
         Gross Profit                                                    470
                                                                        ----
Other Expenses:
 General and administrative expenses                                  87,894
 Marketing and licensing fees                                         18,988
 Website costs                                                        40,660
 Advertising and promotion                                           115,876
 Consulting fees                                                     331,867
 Interest expense                                                      1,235
                                                                     -------
                                                                     596,520
                                                                     -------
Net Loss                                                            (596,050)

Beneficial Conversion Feature of Warrants                            808,500
                                                                     -------
Net Loss on Common Stock                                         $(1,404,550)
                                                                   =========
Loss per Share:
 Basic loss per share                                                  $(.34)
                                                                        ====
 Diluted loss per share                                                $(.34)
                                                                        ====
 Basic common shares outstanding                                   4,149,117
                                                                   =========
 Diluted common shares outstanding                                 4,149,117
                                                                   =========



The accompanying notes are an integral part of these financial statements.




                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               FOR THE PERIOD FROM INCEPTION (FEBRUARY 23, 1999)

                              TO DECEMBER 31, 1999

                                                                                                         Deficit
                                                Common Stock                                             Accumulated
                                                $.01 Par Value              Additional    Unamortized    During the    Total
                                                Number                      Paid-In       Consulting     Development   Stockholders'
                                                of Shares        Amount     Capital       Expense        Stage         Equity
At Inception on February 23, 1999                                $          $             $              $             $

Issuance of Common Stock at $.01 per share      3,000,000          30,000      (27,000)                                     3,000

Issuance of Shares and Warrants in Private
 Placement                                         96,000             960      247,640                                    248,600
Issuance of Shares and Warrants for Services        4,000              40       10,360                                     10,400

Issuance of Common Stock in Connection
 with Reverse Merger                              697,117           6,971      (46,046)                                   (39,075)

Issuance of Common Stock and Warrants in
 Connection with Consulting Agreement             300,000           3,000    1,897,000     (1,900,000)               -

Issuance of Common Stock and Warrants
 for Services                                       2,000              20        5,180                                      5,200

Exercise of Warrants                               50,000             500       49,460                                     49,960

Subscription Receivable on Sale of
 "Series A" Warrants                                                           269,500                                    269,500

Net Loss on Common Stock for the Period from
 Inception February 23, 1999 to December 31, 1999                                             316,667     (1,404,550)  (1,087,883)

Beneficial Conversion Feature of Warrants                                      808,500                                    808,500
                                                ---------          ------    ---------      ---------      ---------      -------
                                                4,149,117        $ 41,491   $3,214,594    $(1,583,333)   $(1,404,550)  $  268,202
                                                =========          ======    =========      =========      =========      =======

The accompanying notes are an integral part of these financial statements.


                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               FOR THE PERIOD FROM INCEPTION (FEBRUARY 23, 1999)

                              TO DECEMBER 31, 1999




Cash Flows from Operating Activities:
    Net loss on common stock                                    $(1,404,550)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Amortization                                                 316,667
        Depreciation                                                   1,488
        Beneficial Conversion Feature                                808,500
    Changes in assets and liabilities:
        Increase in accounts receivable                                 (48)
        Increase in prepaid expenses                                 (3,800)
        Increase in deposits                                          (5,500)
        Increase in Domain names - available for sale                (38,834)
        Increase in accounts payable                                  66,042
        Increase in accrued interest payable                           9,614
        Increase in accrued expenses                                   9,694
                                                                  ----------
          Net cash used in operating activities                     (240,727)
                                                                  ----------
Cash Flows from Investing Activities:
    Purchase of website                                              (45,300)
    Purchase of furniture and equipment                               (6,009)
    Cost of acquisition net of cash acquired                         (39,075)
                                                                      ------
          Net cash used in investing activities                      (90,384)
                                                                      ------
Cash Flows from Financing Activities:
    Proceeds from sale of common stock and stock warrants            301,560
    Proceeds of notes payable                                         45,380
    Proceeds from officers loans                                      22,962
                                                                     -------
          Net cash provided by investing activities                  369,902
                                                                     -------
Net Increase in Cash                                                  38,791

Cash - Inception (February 23, 1999)                                       -

Cash - End of Period (December 31, 1999)                          $   38,791
                                                                      ======
Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
      Interest                                                $            -
                                                                      ======
      Taxes                                                   $            -
                                                                      ======


Supplemental Disclosure of Noncash Investing
 and Financing Activities:
      Issuance of common stock and warrants for
     services                                                       $ 15,600
                                                                      ======

      Series A warrants subscribed for                              $269,500
                                                                     -------

Acquisition:
    Notes payable assumed                                          $  (7,380)
    Liabilities assumed, net of cash                                 (30,355)
    Loans from officers                                               (1,340)
                                                                      -------
       Cost of acquisition, net of cash acquired                    $(39,075)
                                                                      ======



The accompanying notes are an integral part of these financial statements.





                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999




1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

GoHealth.MD, Inc. ( "GoHealth" or "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 23, 1999. GoHealth.MD, Inc. will be engaged in providing through the Internet an advertising network and Internet presence for independently-owned health food stores, health care providers and others.

On November 10, 1999, GoHealth and Nugget Exploration, Inc. (collectively with its subsidiaries herein referred to as "Nugget") completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, GoHealth became a wholly owned subsidiary of Nugget and a wholly owned subsidiary of Nugget merged with and into GoHealth.The stockholders of GoHealth received one share of common stock of Nugget for each share of GoHealth common stock held, resulting in the current stockholders of GoHealth owning approximately 81% of Nugget common stock.

The merger was accounted for as a purchase. However, since the stockholders of GoHealth will own approximately 81% of Nugget outstanding shares, and therefore have control, they will be deemed to be the acquirer and no step up in basis will be reflected and no goodwill will be recorded by the company.

Principles of Consolidation

The accompanying financial statements as of December 31, 1999 and for the period then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements include the results of operations of Nugget since November 10, 1999.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company's revenues will be derived principally from advertising, content syndication, electronic commerce and the sale of domain names.

Domain Names - Available for Sale

Domain name - available for sale, are stated at the lower of cost or market, consists of specific domain names purchased and are valued at the purchase price. When a domain name is sold, the purchase price for that specific name is removed at cost.

Use of Management's Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires that if facts and circumstances indicate that the cost of fixed assets or other assets may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted pre-tax cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value or discounted pre-tax cash flow value would be required.

Advertising and Promotional Costs

Advertising expenditures of the Company's programs and services are expensed in the period the advertising costs are incurred. Advertising and promotional costs for the period from inception (February 23, 1999) to December 31, 1999 were $115,876.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, (SFAS
130) "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for the period presented in these financial statements.

Start-Up Activities

The American Institute of Certified Public Accountants recently issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 will have no material impact on the Company's financial statements.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123, (FASB
123) "Accounting for Stock Based Compensation" are applied in accordance with FASB 123 at the fair value of these options.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, (SFAS
109) "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


2.  PLAN OF OPERATIONS

For the year ended December 31, 1999, the Company had not conducted any significant business. Because of this lack of prior operations, assets and industry position, the Company must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if the Company is successful in raising all the capital that it requires.

The principal business is operating Healthmall.com, an Internet-based consumer healthcare network consisting of a consumer-focused interactive website and affiliate relationships with certain other websites. In November 1999, the Company changed the principal focus of business strategy from registration and marketing of .MD domain names to operating the healthcare websites. The Company intends to derive revenues by providing advertising on their website and through affiliations with other entities.

The website, www.Healthmall.com, which was launched in November 1999, currently has a focus on alternative healthcare with the following components:

              healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare;

              access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians;

              an interactive chat room; and

              tools that permit users to personalize their on-line experience.

The Company's overall plan calls for the development of network affiliates, such as health and fitness websites to provide easy access to the information and services offered on www.Healthmall.com to their respective customers. The Company has only established two network affiliates to date.

The Company also provides Internet related services directed to healthcare practitioners. To date these services have focused on chiropractors, massage thereapists and naturopathic physicians. These services include the following:

              developing websites;

              providing a directory of healthcare practitioners on the Healthmall.com website; and

              registering of .MD domain names.

The Company plans to establish Healthmall.com and other websites as a trusted and comprehensive source of consumer healthcare information and services on the Internet. Healthmall.com. was created to empower consumers to better manage their personal health with comprehensive, relevant and timely information. The Company's business model is to earn advertising and subscription revenues from advertisers, merchants, manufacturers and healthcare providers who desire to reach a highly targeted community of healthcare consumers on the Internet.

The Company's strategy incorporates the following key elements:

              provide consumers with high quality healthcare content to attract users to www.Healthmall.com, and promote their loyalty to the website;

              syndicate content through affiliates to promote traffic growth;

              develop and expand on-line healthcare communities to allow users with similar health-related experiences to exchange information and gather news and knowledge in a secure, anonymous environment;

              provide consumers with unique features and tools; and

              provide an attractive and useful website that can deliver advertising in a highly targeted manner, thereby commanding higher advertising rates.

In order to grow operations and increase revenue, the Company needs to incur significant advertising and promotional expenses and the Company plans to hire additional personnel in all phases of their operation, particularly in order to further implement their primary operating strategy of generating revenue from:

               advertising;

               content syndication; and

               electronic commerce.

There can be no assurance that the Company will have the resources to increase their advertising and promotional expenses or to hire the necessary personnel and managers in order to achieve growth in operations and revenues, and any failure to do so could have a material adverse effect on operating results.

In addition, the Company's strategy relies on their ability to raise further capital and upon the skills of their management. There can be no assurance that they will be successful in these endeavors. Forces that can contribute to the lack of success in implementing this growth strategy include, among other things: (i) regulatory bodies and governmental regulations affecting the Company's operations, (ii) availability of funding on a timely basis, and (iii) functionality. If the Company's ability to expand their network infrastructure is constrained in any way they could lose customers and suffer damage to their operating results.

The Company has a very limited operating history on which to base an evaluation of their business and prospects. Their prospects must be considered in light of the risks uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new evolving markets such as the Internet market.

In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or that the Company will be able to obtain the necessary funds to fund its operations.

3.  NOTES PAYABLE

The following is a summary of the Company's notes payable at December 31, 1999:

    Payable to William Hanna on demand, with interest accrued
      at 5% per annum, unsecured                                   $25,000

    Payable to William Hanna Consultants on March 29, 2000,
      with interest accrued at 5% per annum, unsecured, this was
      repaid in full on January 20, 2000                            10,000

    Payable to William Hanna Consultants on May 2, 2000, with
      interest accrued at 5% per annum, unsecured                    3,000

    Demand Note Payable to an individual, 9%, unsecured              2,290

    Demand Note Payable to an individual, 9%, unsecured              5,090

                                                                   $45,380
                                                                    ======
4.  DUE TO OFFICER

As of December 31, 1999, the Company is indebted to an officer in the amount of $21,622. This is a noninterest bearing loan payable on demand.

5.  PROVISION FOR INCOME TAXES

For the period from inception (February 23, 1999) to December 31, 1999, the Company had a loss on common stock of $1,449,550. No tax expense or benefit has been reported in the financial statements due to the uncertainty of future operations.

6.  COMMON STOCK

The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.01 per share.

The Company issued 3,000,000 shares of Common Stock to the incorporators of the Company for $3,000.

The Company offered a total of 500 Units at a price of $5,200 per Unit, which were offered on a "best efforts, all or none" basis with respect to the first 20 units of the Company's Common Stock and a detachable warrant entitling the holder to purchase 2,000 shares of Common Stock. The Company conducted the Offering in such a manner that the Shares will be sold only to certain Accredited Investors as such term is defined in Rule 501 of Regulation D under the Act, and to not more than 35 other nonaccredited investors, and who satisfy any additional requirements of their state of residency. The pricing and the terms of the securities have been arbitrarily determined by the Company and bear no relationship to the Company's assets, book value or results of operations or any other generally accepted criteria of value. The Units are being offered and sold exclusively through the Company by its Officers, as well as the selected dealers, if any, and their officers, directors and employees may purchase the Units on the same terms and conditions as other investors.

The minimum subscription price to investors was for $10,400 for 2 units. The Company had the discretion to accept subscription offers for lesser amounts if deemed to be in the Company's best interest and insofar as permitted by law.

Each Unit Warrant entitled the registered holder thereof to purchase up to 2,000 shares of Common Stock at a price of $2.50 per share (subject to adjustment as described herein) at any time prior to the earlier of (i) May 31, 2003 or (ii) the date that the respective Unit Warrant is redeemed. If the Company is able to complete an initial public offering ("IPO") of the Common Stock, then beginning 12 months after the IPO, the Unit Warrants will be subject to redemption by the Company at $0.10 per share of the Common Stock that remains, subject each Unit Warrant on thirty (30) days prior written notice if the average closing sales price of the Common Stock over any 10 consecutive trading days equals or exceeds 150% of the IPO price per share of Common Stock.

During 1999 and in connection with the private placement, the Company issued 96,000 shares of its Common Stock and 96,000 detachable Warrants and received proceeds of $249,600.

Also, during 1999, the Company issued 4,000 Shares and 4,000 Warrants in connection with a website purchase and valued these services at $10,400. The Company also issued 2,000 shares and 2,000 warrants for consulting services valued at $5,200.

On November 16, 1999 the Company entered into a management consulting agreement with MCOM Management Corp. ("MCOM") for management consulting, strategic planning and marketing and advisor services. The agreement requires the Company to compensate the management consulting company $5,000 per month through October 2000, issue to the consultant 300,000 shares of its common stock and requires the Company to issue warrants to the consultant to purchase 500,000 shares of the Company's common stock at exercise prices of $1.00 for the first 100,000 shares and $2.00 per share for the next 400,000 shares.

In connection with this transaction, the Company recorded an expense of $1,050,000 for the 300,000 shares granted, the market value of the company's common stock at the date of the agreement, and $850,000 for the intrinsic value of the warrants to purchase 500,000 shares of the Company's common stock.

On December 13, 1999, 50,000 of the $1.00 warrants were exercised and the Company issued 50,000 shares of its common stock and received proceeds of $50,000.

On December 22, 1999, the Company issued, in connection with a private placement offering, Series A warrants to purchase 269,500 shares of its common stock at an exercise price of $1.00 per share until December 31, 2002. The warrants were sold for $1.00 per common stock purchase warrants and resulted in the Company receiving subscriptions totaling $269,500. The market price of the Company's common stock at December 22, 1999 was $5.00 per share and created a beneficial conversion feature to the warrant holders amounting to $3.00 per warrant. As a result of this transaction, the Company recorded $808,500 as a charge in computing net loss on common stock.

From January 1 to January 11, 2000, the Company sold 110,000 additional Series A warrants in connection with their private placement. This included 75,000 warrants purchased by MCOM on January 10, 2000. The total Series A warrants sold amounted to $379,500, all of which was received during the first quarter of 2000. In addition, $90,000 Series A warrants were exercised during the first quarter of 2000. The Company will record an estimated $330,000 charge to common stock in fiscal year 2000 as a result of the beneficial conversion feature to the purchasers of the additional 110,000 Series A warrants.


7.  COMMITMENTS AND CONTINGENCIES

Employee Stock Options

The Company has reserved a total of 500,000 shares of its Common Stock for grants of stock options to employees. A total of 230,000 options with an exercise price of $.50 per share with terms expiring seven (7) years from the respective dates of the grant have been granted to two employees as of December 31, 1999. All future grants are to have an exercise price above $1.50 per share.

Other Stock Options

On May 6, 1999 the Company granted 30,000 options to a consulting firm at an exercise price of $.50 per share. These options have no expiration date and contain two piggyback registration rights.

On May 26, 1999 the Company granted 10,000 options to investment banking consultants at exercise prices of $.50 per share for 5,000 options and $1.00 for 5,000 options. These options contain piggyback registration rights.

On August 27, 1999 the Company granted 20,000 options to a professional consultant. The options, which include piggyback registration rights, are exercisable 10,000 at an exercise price of $1.00 and 10,000 at an exercise price of $1.50.

In August 1999 the Company granted to two consultants nonqualified stock options for the right to purchase 175,000 shares of the Company's Common Stock. The options have an exercise price of $1.00 and expire on July 2009 and contain piggyback registrations rights.

The fair value of these other stock options were estimated according to FASB 123 at the grant dates using the Black Scholes option pricing model and were determined to be immaterial.

Government Regulation

The Company is subject to local state and federal laws of the jurisdiction that it operates in. The Company also believes that it will be subject to all jurisdictions of its participants and clients.

Litigation

The Company is not a party to any litigation, nor is the management aware of any. is any viable litigation currently threatened against the Company or any of its officers or directors in their capacity as such.

Employment Agreements

The current officers and directors of the Company have entered into agreements with the Company that state that they will forego salaries until the Company's revenues exceed $1,000,000 or at the discretion of the Board of Directors.


8.  SUBSEQUENT EVENTS

On February 4, 2000, the Company granted to a consultant an option to purchase 100,000 shares of its common stock at an exercise price of $1.00 until December 31, 2001.

On January 24, 2000, the Company entered into an agreement and acquired the right, title and interest to the Healthsites.com domain name. The Company acquired these assets for the purchase price of $20,000, the issuance of 50,000 shares of its common stock valued at approximately $200,000 and the issuance of an option valued at approximately $200,000, to purchase 100,000 shares at a price of $2.00 per share until August 27, 2009.

On March 10, 2000 the Company entered into a one year consulting agreement whereby the consultant has agreed to provide the company with the following services:

      (i) develop prospects, schedule meetings, assist in negotiation of contracts with health related companies; (ii) provide strategic marketing and sales expertise; (iii) assist in raising capital; (iv) consult on corporate planning and growth; and (v) assist in identifying suitable candidates for our management team.

     In connection with this agreement, the Company will issue 10,000 shares of its common stock and a warrant to purchase 100,000 shares of common stock at $1.50 per share until March 10, 2005