Form 10QSB
period 2000-03-31
GOHEALTH MD INC
filed 2000-05-16
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
     (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000


      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to

                       Commission File Number: 001-10382


                               GOHEALTH.MD, INC.
             (Exact name of registrant as specified in its charter)
                            Nugget Exploration, Inc.
                     (former name of small business issuer)
                NEVADA                                       83-0250943
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                           identification no.)

              2051 Springdale Road, Cherry Hill, New Jersey 08003

             (Address of principal executive offices and zip code)
                           Telephone: (800) 204-1902

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]         No [ ]

 At May 11, 2000 there were 4,339,603 shares outstanding of the Registrant's no par value Common Stock.

                               GOHEALTH.MD, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 2000
                                                                        Page
                                                                        Number

Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets - March 31, 2000 and December 31, 1999.                1

     Statements of Operations for the three months
     ended March 31, 2000 and March 31, 1999.                              2

     Statements of Cash Flows for the three months
     ended March 31, 2000 and March 31, 1999.                              3

     Notes to Financial Statements.                                        4

     Item 2.  Management's Discussion and Analysis or Plan or Operations   5

Part II - Other Information                                               16

                                      (i)

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS


                                                 March 31,       December 31,
                                                 2000            1999
                                                 (Unaudited)     (Audited)
ASSETS

Current Assets:
 Cash                                            $  171,546      $   38,791
 Accounts receivable                                      -              48
 Prepaid expenses                                    10,083           3,800
 Domain names - available for sale                   38,834          38,834
                                                    -------         -------
            Total Current Assets                    220,463          81,473
                                                    -------         -------
Furniture and equipment, net                         10,750           4,521

Website costs, net of accumulated amortization
  of $17,297 at March 31, 2000 and -0- at
  December 31, 1999                                 463,603          60,900

Deposits                                                500           5,500
                                                    -------         -------
                    TOTAL ASSETS                 $  695,316      $  152,394
                                                    =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                  $   35,380      $   45,380
  Accounts payable                                  228,485          66,042
  Accrued expenses                                   24,694           9,694
  Accrued interest payable                            9,989           9,614
  Due to former officer                                   -           1,340
  Due to officer                                     21,622          21,622
                                                    -------         -------
          Total Liabilities                         320,170         153,692
                                                    -------         -------
Stockholders' Equity (Deficit):
   Common stock ($.01 par value, 25,000,000
   shares authorized, 4,299,117 shares
   issued and outstanding at March 31, 2000;
    4,149,117 shares at December 31, 1999            42,991          41,491
    Additional paid-in capital                    4,870,094       3,214,594
   Series A warrants subscriptions receivable             -        (269,500)
     Unamortized consulting expense,
     net of accumulated amortization of
    $848,917 at March 31, 2000 and $316,667
    at December 31, 1999                         (1,738,083)     (1,583,333)
     Retained earnings (deficit)                 (2,799,856)     (1,404,550)
                                                  ---------       ---------
      Total Stockholders' Equity (Deficit)          375,146          (1,298)
                                                  ---------       ---------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                         $  695,316      $  152,394
                                                    =======         =======

   The accompanying notes are an integral part of these financial statements.

                                      [1]

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 For the Three Months Ended
                                                 March 31,       March 31,
                                                 2000            1999

Sales:
 Advertising revenue                             $      461      $        -
 Domain name sales                                        -             200
   Cost of sales                                          -            (140)
                                                     ------         -------
         Gross Profit                                   461              60
                                                     ------         -------
Other Expenses:
 General and administrative
 (including depreciation of $875
for three months ended March 31,2000)               169,818           5,586
 Marketing and license fees                         162,276               -
 Website costs(including amortization
of $17,297 for three months ended
March 31,2000                                        53,882             188
 Advertising and promotion                           70,222           2,266
 Consulting fees  (including
amortization of $532,250 for the
three Months ended March 31,2000                    596,693               -
 Content costs                                       12,500               -
 Interest expense                                       376               -
                                                    -------         -------
                                                  1,065,767           8,040
                                                  --------          -------
Net Loss                                         (1,065,306)         (7,980)

Beneficial Conversion Feature
of Warrants                                         330,000
                                                  ---------         -------
Net Loss on Common Stock                        $(1,395,306)     $   (7,980)
                                                  =========           =====
Loss per Share:
     Basic loss per share                       $      (.32)           (.00)
                                                        ===             ===
     Diluted loss per share                     $      (.32)           (.00)
                                                        ===            ====
     Basic common shares outstanding              4,299,117       3,000,000
                                                  =========       =========
     Diluted common shares outstanding            4,299,117       3,000,000
                                                  =========       =========



   The accompanying notes are an integral part of these financial statements.

                                      [2]

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                   For the Three Months Ended
                                                    March 31,     March 31,
                                                    2000          1999

Cash Flows from Operating Activities:
     Net loss on common stock                       $(1,395,306)  $  (7,980)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
         Amortization                                   549,547           -
         Depreciation                                       875           -
         Value of contributed services by
         officers                                        40,000           -
         Beneficial conversion feature                  330,000           -
     Changes in assets and liabilities:
         Decrease in accounts receivable                     48           -
         Increase in prepaid expenses                    (6,283)          -
       Decrease in deposits                               5,000           -
         Increase in Domain names - available for sale              (13,987)
         Increase in stock proceeds receivable                -      (3,000)
         Increase in accounts payable                   162,443      13,258
         Increase in accrued expenses                    15,000           -
         Increase in accrued interest payable               375           -
                                                        -------      ------
          Net cash used in operating activities        (298,301)    (11,709)
                                                        -------      ------
Cash Flows from Investing Activities:
     Purchase of equipment                               (7,104)          -
     Purchase of website                                (20,000)          -
                                                        -------      ------
          Net cash used in investing activities         (27,104)          -
                                                        -------      ------
Cash Flows from Financing Activities:
     Proceeds from sale of common stock
     and stock warrants                                 200,000       3,000
     Proceeds (payoff) of notes payable                 (10,000)     10,200
     Payoff of notes payable to former officer           (1,340)          -
     Proceeds from collection of Series
     A warrants subscribed for                          269,500           -
                                                        -------      ------
      Net cash provided by financing activities         458,160      13,200
                                                        -------      ------
Net Increase in Cash                                    132,755       1,491

Cash, Beginning of Period                                38,791           -
                                                        -------      -----=
Cash - End of Period                                $   171,546   $   1,491
                                                        =======      ======

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                     $         -   $       -
                                                        =======       =====
       Taxes                                        $         -   $       -
                                                        =======       =====

Supplemental Disclosures of Non Cash Investing
and financing activities:
    Purchase of Website for common stock             $   400,000   $       -
                                                         =======      ======
   The accompanying notes are an integral part of these financial statements.

                                      [3]

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

Nature of Business

GoHealth.MD, Inc. ("GoHealth" or "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 23, 1999. GoHealth.MD, Inc. is engaged in providing through the Internet an advertising network and Internet presence for independently-owned health food stores, health care providers and others.

On November 10, 1999, GoHealth and Nugget Exploration, Inc. (collectively with its subsidiaries herein referred to as "Nugget") completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, GoHealth became a wholly-owned subsidiary of Nugget and a wholly-owned subsidiary of Nugget merged with and into GoHealth. The stockholders of GoHealth received one share of common stock of Nugget for each share of GoHealth common stock held, resulting in the current stockholders of GoHealth owning approximately 81% of Nugget common stock.

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements include the results of operations of Nugget since November 10, 1999.


NOTE 2

The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000 and the statements of operations for the three months ended March 31, 2000 and 1999 and the statements of cash flows for the three months ended March 31, 2000 and 1999.

The statements of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended
December 31,1999.

NOTE 3

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                                      [4]

                               GOHEALTH.MD, INC..
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion of the financial condition and results of operations of our company should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this Report.

Overview

      On November 10, 1999, our wholly owned subsidiary, Nugget Holding Company, merged into GoHealth.MD Inc., a Delaware corporation, a development stage company (the"Merger"). Prior to the Merger, we had no operations and were looking to consummate a business combination with another company which had operations. As a result of the Merger, GoHealth.MD Inc., the Delaware corporation, became our wholly owned subsidiary, and the shareholders of the Delaware corporation received 81% of our outstanding common stock. On January 19, 2000, we changed our name from Nugget Exploration, Inc. to GoHealth.MD, Inc. For accounting purposes, the Merger was treated as GoHealth.MD, Inc., the Delaware corporation, acquiring Nugget Exploration, Inc., and hence for this Management's Discussion section and accounting purposes, references to the "company," "us" and "we" refer to the operations of GoHealth.MD, Inc., the Delaware corporation. Accordingly, we also changed our accounting year to the calenda r year, the accounting year of GoHealth.MD Inc., the Delaware corporation.

     As of March 31, 2000, our company had not conducted any significant business. Because of this lack of prior operations, assets and industry position, we must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if we are successful in raising all the capital we require.

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

                                      [5]

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

     - develop and expand on-line healthcare communities to allow users with similar health- related experiences to exchange information and gather news and knowledge in a secure, anonymous environment;

     -    provide consumers with unique features and tools; and

     - provide an attractive and useful website that can deliver advertising in a highly targeted manner, thereby commanding higher advertising rates.

     In order to grow our operations and increase our revenue, we will need incur significant advertising and promotional expenses and will need to hire additional personnel in all phases of our operation. We would particularly like to hire salespersons in order to further implement our primary operating strategy of generating revenue from:

     -    advertising;

     -    content syndication; and

     -     electronic commerce.

     There can be no assurance that we will have the resources to increase our advertising and promotional expenses or to hire the necessary personnel and managers in order to achieve growth in our operations and revenues, and any failure to do so could have a material adverse effect on our operating results.

                                      [6]

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

Results of Operations

     We had advertising revenues of $461 for the three months ended March 31, 2000, as compared to no advertising revenues and revenues from the sale of domain names of $200 for the period from our inception on February 23, 1999 to March 31, 1999. Our gross profit was $461 for the three months ended March 31, 2000.

     For the three months ended March 31, 2000, other expenses totaled $1,065,767, which consisted of the following:

     -         Consulting fees in the amount of $596,693;

     -         Advertising and promotion expenses in the amount of $70,222;

     -         General and administrative expenses in the amount of $169,818;

     - Marketing and licensing fees associated with the Healthmall.com and the Healthsites.com websites in the amount of $162,276;

     - Website development costs related to our Healthmall.com and Healthsites. Com websites in the amount of $53,882;

     -         Content for our websites in the amount of $12,500; and

     - Interest expense in the amount of $376, principally from loans by William Hanna, one of our officers and directors.

     For the period from our inception to March 31, 1999, we incurred expenses of $7,980, consisting of $5,586 in general and administrative expenses, $188 for website development costs, and $2,266 for advertising and promotion expenses.

     As a result of the foregoing, we had a net loss of $1,065,306 for the three months ended March 31, 2000, as compared to net loss of $7,980 for the period from our inception to March 31, 1999. For the three months ended March 31, 2000, we also incurred a charge of $330,000, which resulted in a net loss to common stockholders of $1,395,306. The charge was attributable to the beneficial conversion feature granted to purchasers of warrants.

                                      [7]

     The loss per basic and diluted share was $.32 for the three months ended March 31, 2000 as compared to a loss $.00 per basic and diluted share for the period from our inception to March 31, 1999.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through private equity financing. For the three months ended March 31, 2000, we received proceeds in the amount of $200,000 from the sale of shares of our common stock and warrants to purchase our common stock. In addition, we received $269,500 from the collection of subscriptions we previously received from the sale of Series A Warrants, which entitle the holders to the purchase 269,500 shares of our common stock at $1.00 per share.

   We have a working capital deficif of $99,707 as of March 31, 2000. In order to continue to our operation, we will need to receive unds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that we will receive any proceeds from the exercise of warrants or options or that we will be able to obtain the necessary funds to fund our operations.

     For the three months ended March 31, 2000, we used $298,301 from operating activities. We also used $27,104 in investing activities which consisted of the purchase of website assets for $20,000 and the purchase of equipment in the amount of $7,104.

     On January 20, 2000, we entered into an agreement with Prometrics Consulting, Inc., for the purchase of all Prometrics' interest in the domain name, Healthsites.com and for Prometrics providing us with 100 hours of advisory services regarding developing Healthsites.com as a search engine and in assisting us in developing strategic alliances for the Healthsites.com website. We paid to Prometrics $20,000 in cash, issued Prometrics 50,000 shares of our common stock and an option to purchase 100,000 shares of our common stock at $2.00 per share until August 27, 2009.

     We received $458,160 from financing activities, which included the proceeds from the sale of common stock and stock warrants and the proceeds from the collection of subscriptions for Series A Warrants.

     As a result of the foregoing, for the three months ended March 31, 2000, cash increased by $132,755 to $171,546.

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

                                      [8]

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

Forward Looking Statements

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Investors are advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect our financial results.

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

     We commenced operations of our Internet operations with our www.Healthmall.com website in November 1999 and we have only generated minimal revenues. Prior to November 1999, our business consisted primarily of registering .MD domain names. Accordingly, we have had a very limited operating history. Companies, such as our company, in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks and difficulties include our ability to:

     - attract an audience of users to our Internet-based consumer healthcare network;

     -         increase awareness of our brand;

     - offer compelling on-line content, services and e-commerce opportunities;

     - attract a large number of advertisers who desire to reach our users;

     - respond effectively to the offerings of competitive providers of healthcare information on the Internet;

      -        continue to develop and upgrade our technology; and

      -        attract, retain and motivate qualified personnel.

                                      [9]

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

     Our future is highly dependent on increased use of the Internet as an advertising medium. Although we have only had minimal advertising revenues to date, our future depends on deriving revenues from advertising. The Internet advertising market is new and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions are uncertain. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires that acceptance of a new way of conducting business, exchanging information and
advertising products and services.   We cannot assure you that the market for
Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenue would be materia lly adversely affected, and we may not be able to continue our business

                                      [10]

     Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

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

     Our ability to execute our growth plan and be successful also depends on our ability to attract, retain and motivate highly skilled employees. To date, we have relied on Leonard F. Vernon, President, as our only employee, as well as third party consultants to develop and operate our business. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet and related new-media industry is intense. We may be unable to retain or attract, assimilate or retain other highly qualified employees in the future. We expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating personnel, our business will be adversely affected.
                                      [11]

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

  The market for our websites is characterized by rapidly changing technology and continuing development of customer requirements. The future success of our business will depend in large part upon our ability to develop and market our websites at an acceptable cost, and successfully anticipate or respond to technological changes in customer requirements on a cost-effective and timely basis. There can be no assurance that our development efforts will be successful or that the emergence of new technologies, industry standards or

                                      [12]
customer requirements will not render our technology or websites obsolete or uncompetitive. In addition, to the extent that we determine that new technologies or equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment. If we are not able to acquire or implement such new technologies or equipment, we will not be able to effectively compete in the marketplace.

  We are competing in the Internet industry with a number of other companies, including larger, well known entities who possess greater financial resources.

  We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

     Health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

     On-line and Internet portal companies, such as America Online, Inc.; drkoop, Inc., Microsoft Network; Yahoo! Inc.; Excite, Inc.; Lycos Corporation and Infoseek Corporation;

     Electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on our website;

     Hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

     Other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups.

  Many of these actual and potential competitors are likely to enjoy substantial competitive advantages compared to us, including:

     the ability to offer a wider array of on-line products and services;

     larger production and technical staffs;

     greater name recognition and larger marketing budgets and resources;

     larger customer and user bases; and

     substantially greater financial, technical and other resources.

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

                                      [13]
<PAGE

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

Any new laws and regulations may govern or restrict the following issues:

     User privacy;

     The pricing and taxation of goods and services offered over the Internet;

     The content of websites;

     Consumer protection; and

     The characteristics and quality of products and services offered over the Internet.

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

  Laws and regulations have been or may be adopted with respect to the provision of healthcare- related products and services on-line, covering areas such as:

     The regulation of medical devices;

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

                                      [14]

  Federal and State Healthcare Regulation. We earn a fee when users on our website purchase health food and vitamin products from a current e-commerce partner. In addition, in the future we may earn a service fee when users on our website purchase prescription pharmacy products. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. If our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by priva te insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on our business, results of operations and financial condition.

                                      [15]

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

  (a)     Exhibits
          None

  (b)     Current Reports of Form 8-K
          On March 29, 2000, we filed a Form 8-K, listing Item 8, a change in fiscal year, which event occurred on January 13, 2000.

                                      [16]

                               GOHEALTH.MD, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         GOHEALTH.MD, INC.


Date:     May 12, 2000                  By:   /s/ Leonard F. Vernon
                                         Leonard F. Vernon, President
                                         (principal financial officer)