Form 10QSB
period 2000-06-30
GOHEALTH MD INC
filed 2000-08-15
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

   (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to ________________

                       Commission File Number: 001-10382

                               GOHEALTH.MD, INC.
             (Exact name of registrant as specified in its charter)
                            Nugget Exploration, Inc.
                     (former name of small business issuer)

             NEVADA                                         83-0250943
(State or other jurisdiction of                       (I.R.S.employer
 incorporation or organization)                         identification no.)

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

                         Yes   [X]        No [ ]

At August 10, 2000 there were 4,744,603 shares outstanding of the Registrant's no par value Common Stock.

                               GOHEALTH.MD, INC.
                              INDEX TO FORM 10-QSB
                                 June 30, 2000
                                                                Page
                                                               Number

Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets - June 30, 2000 and December 31, 1999.          1

     Statements of Operations for the three and six months
     ended June 30, 2000 and June 30, 1999.                         2

     Statements of Cash Flows for the six months
     ended June 30, 2000 and June 30, 1999.                         3

     Notes to Financial Statements.                                 4

     Item 2.  Management's Discussion and Analysis
              or Plan or Operations                                 6

Part II - Other Information                                        16

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS


                                              June 30,            December 31,
                                              2000                1999
ASSETS                                       (Unaudited)         (Audited)

Current Assets:
     Cash                                     $        45,930     $   38,791
     Accounts receivable                                1,500             48
     Prepaid expenses                                   7,432          3,800
     Domain names - available for sale                 41,568         38,834
                                                       ------         ------
            Total Current Assets                       96,430         81,473

Furniture and equipment, net                            9,875          4,521
Website costs, net of accumulated amortization
  of $68,483 at June 30, 2000 and -0- at
  December 31, 1999                                   412,417         60,900
Deposits                                                  500          5,500
                                                      -------         ------
                    TOTAL ASSETS              $       519,222     $  152,394
                                                      =======        =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Notes payable                            $        35,380     $   45,380
     Accounts payable                                 281,308         66,042
     Accrued expenses                                  27,694          9,694
     Accrued interest payable                          10,353          9,614
     Due to former officer                                  -          1,340
     Due to officer                                    21,622         21,622
                                                      -------        -------
          Total Liabilities                           376,357        153,692
                                                      -------        -------
Stockholders' Equity (Deficit):
     Common stock ($.01 par value, 25,000,000 shares
      authorized, 4,564,117 shares issued and
      outstanding at June 30, 2000;
      4,149,117 shares at December 31, 1999            45,641         41,491
     Additional paid-in capital                     6,126,194      3,214,594
   Series A warrants subscriptions receivable               -       (269,500)
     Unamortized consulting expense,
     net of accumulated amortization
     of $1,620,667 at June 30, 2000 and $316,667
     at December 31, 1999                          (1,466,333)    (1,583,333)
     Retained earnings (deficit)                   (4,562,637)    (1,404,550)
                                                    ---------      ---------
          Total Stockholders' Equity (Deficit)        142,865         (1,298)
                                                    ---------      ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                   $       519,222     $  152,394
                                                      =======        =======
                                      [1]

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                         For the Three Months     For the Six Months
                                    Ended                    Ended
                         June 30,       June 30,     June 30,       June 30,
                         2000           1999         2000           1999

Sales:
 Advertising revenue       $    17,289  $         -    $    17,750    $      -
 Domain name sales               1,471          200          1,471         400
                                ------          ---         ------         ---
   Total Revenue                18,760          200         19,221         400
Cost of sales                    1,050          140          1,050         280
                                ------          ---         ------         ---
         Gross Profit           17,710           60         18,171         120
                                ------          ---         ------         ---
Other Expenses:
 General and
  administrative               128,777        5,227        287,485      10,813
 Marketing and
  license fees                  99,317        1,570        261,593       1,570
 Website costs                 157,881        8,268        235,374       8,456
 Advertising and promotion     183,002       15,306        253,223      17,572
 Consulting fees             1,098,650            -      1,695,343           -
 Interest expense                  364          380            740         380
                             ---------       ------      ---------      ------
                             1,667,991       30,751      2,733,758      38,791
                             ---------     --------      ---------      ------
Net Loss                    (1,650,281)     (30,691)    (2,715,587)    (38,671)

Beneficial Conversion
 Feature of Warrants           112,500            -        442,500           -
                             ---------       ------        -------      ------
Net Loss on Common Stock   $(1,762,781) $   (30,691)   $(3,158,087)   $(38,671)
                             =========       ======      =========      ======

Loss per Share:
     Basic loss per share        $(.39)       $(.01)         $(.69)      $(.01)
                                   ===          ===            ===         ===
     Diluted loss per share      $(.39)       $(.01)         $(.69)      $(.01)
                                   ===          ===            ===         ===
     Basic common shares
      outstanding            4,564,117    3,046,000      4,564,117   3,046,000
                             =========    =========      =========   =========
     Diluted common shares
      outstanding            4,564,117    3,046,000      4,564,117   3,046,000
                             =========    =========      =========   =========
                                      [2]

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   For the Six Months Ended
                                                   June 30,        June 30,
                                                   2000            1999
Cash Flows from Operating Activities:
     Net loss on common stock                      $(3,158,087)    $   (38,671)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
         Amortization                                1,372,483               -
         Depreciation                                    1,750               -
         Value of services by officers
          contributed to paid in capital                76,000               -
         Beneficial conversion feature                 442,500               -
         Issuance of stock and stock options
          for services                                 380,250
     Changes in assets and liabilities:
         Increase in accounts receivable                (1,452)
         Increase in stock subscriptions receivable                     (1,400)
         Increase in prepaid expenses                   (3,632)              -
       Decrease in deposits                              5,000               -
         Increase in Domain names - available for sale  (2,734)        (28,207)
         Increase in accounts payable                  215,266          18,365
         Increase in accrued expenses                   18,000           8,108
         Increase in accrued interest payable              739             172
                                                       -------         -------
          Net cash used in operating activities       (653,917)        (41,633)
                                                       -------          ------
Cash Flows from Investing Activities:
     Purchase of equipment                              (7,104)              -
     Purchase of website                               (20,000)        (30,003)
                                                        ------          ------
          Net cash used in investing activities        (27,104)        (30,003)
                                                        ------          ------
 Cash Flows from Financing Activities:
     Proceeds from sale of common stock
      and stock warrants                               430,000         112,200
     Proceeds from loan from officer                         -          21,622
     Proceeds (payoff) of notes payable                (10,000)         38,100
     Payoff of notes payable to former officer          (1,340)              -
     Proceeds from collection of
      Series A warrants subscribed for                 269,500               -
                                                       -------          ------
          Net cash provided by financing activities    688,160         171,922
                                                       -------         -------
Net Increase in Cash                                     7,139         100,286

Cash, Beginning of Period                               38,791               -
                                                       -------         -------
Cash - End of Period                               $    45,930     $   100,286
                                                        ======         =======
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                    $         -     $         -
                                                           ===             ===
       Taxes                                       $         -     $         -
                                                           ===             ===
Supplemental Disclosures of Non-Cash Investing and
  Financing Activity:
     Purchase of website in exchange
      for common stock                             $   400,000     $    10,200
                                                       =======          ======
     Value of consulting services exchanged
      for common stock and warrants to
      purchase common stock                        $ 1,187,000     $         -
                                                     =========          ======
                                      [3]

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


NOTE 2

The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and the cash flows for the six months ended June 30, 2000 and 1999.

The statements of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.


NOTE 3

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.
                                      [4]

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)
NOTE 4

Depreciation of $875 and $1,750, respectively, for the three months and six months ended June 30, 2000 is included in general and administrative expense. Amortization of $51,186 and $68,483, respectively, for the three months and six months ended June 30, 2000 is included in Website costs. Consulting fees include amortization of $771,750 and $1,304,000, respectively, for the three months and six months ended June 30, 2000. Depreciation and amortization was $ -0- for the three months and six months ended June 30, 1999.


NOTE 5

The current officers and directors of the Company have entered into agreements with the Company that state that they will forego salaries until the Company's revenues exceed $1,000,000 or at the discretion of the Board of Directors. The Company has recorded as an expense of the period and as paid in capital, the estimated value of services contributed by these officers and directors for the six months ended June 30, 2000.


NOTE 6

Subsequent Events

On August 1, 2000 the Company executed a promissory note to a stockholder for $25,000. The note bears interest at 5% per annum and is due by August 31, 2000.

In July, 2000, the Company issued 50,000 shares of common stock upon the exercise of 50,000 Series A warrants by a warrant holder.

On July 3, 2000 the Company issued 25,000 shares of common stock pursuant to a consulting agreement entered into on April 20, 2000. The Company recognized consulting expense of $132,813 based upon the market value of these shares on the date they were issued.


                                      [5]

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

     As of June 30, 2000, our company had not conducted any significant business. Because of this lack of prior operations, assets and industry position, we must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if we are successful in raising all the capital we require.

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

     - an interactive chat room; and

     - tools that permit users to personalize their on-line experience.
                                      [6]

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

     In order to grow our operations and increase our revenue, we will need incur significant advertising and promotional expenses and will need to hire additional personnel in all phases of our operation. We would particularly like to salespersons in order to further implement our primary operating strategy of generating revenue from:

-advertising;

-content syndication; and

-electronic commerce.

     There can be no assurance that we will have the resources to increase our advertising and promotional expenses or to hire the necessary personnel and managers in order to achieve growth in our operations and revenues, and any failure to do so could have a material adverse effect on our operating results.
                                      [7]

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

Results of Operations

     We had advertising revenues of $17,289 and $17,750, respectively, for the three and six months ended June 30, 2000, as compared to no advertising revenues for the three and six months ended June 30, 1999. We had revenues from sales of domain names of $1,471 for the three and six months ended June 30, 2000, as compared to $200 and $400, respectively for the three and six months ended June 30, 1999. Our gross profit was $17,710 for the three months, and $18,171 for the six months, ended June 30, 2000 as compared to $60 and $120, respectively, for the three and six months ended June 30, 1999.

     For the three months and six months ended June 30, 2000, other expenses totaled $1,667,991 and $2,733,758, respectively, which consisted of the following:
                                      Three months      Six months
                                      Ended 6/30/00     Ended 6/30/00

Consulting fees:                      $1,098,650        $1,695,343
Advertising and promotion expenses:   $  183,002        $  253,223
General and administrative expenses:  $  128,777        $  287,485
Marketing and licensing fees
associated with the Healthmall.com
and the Healthsites.com websites:     $   99,317        $  261,593
Website development costs related
to our Healthmall.com  and
Healthsites. Com websites:            $  157,881        $  235,374
Interest expense:                     $      364        $      740

     For the three and six months ended June 30, 1999, we incurred total expenses of $30,751 and $38,791, respectively.
                                      [8]

     As a result of the foregoing, we had a net loss of $1,650,281 for the three months, and $2,715,587 for the six months, ended June 30, 2000 as compared to net loss of $30,691 for the three months and $38,671 for the six
months, ended June 30, 1999.   For the three and six months ended June 30,
2000, we also incurred charges of $112,500 and $442,500, respectively, which resulted in a net loss to common stockholders of $1,762,781 for the three months, and $3,158,087 for the six months, ended June 30, 2000. The charge was attributable to the beneficial conversion feature granted to purchasers of warrants.

     The loss per basic and diluted share was $.39 for the three months and six months ended June 30, 2000 as compared to a loss $.01 per basic and diluted share for the three and six months ended June 30, 1999.

Liquidity and Capital Resources

     As of June 30, 2000, we had a working capital deficit of $279,927. In order to continue to finance our operations, we will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that we will receive any proceeds from the exercise of warrants or options or that we will be able to obtain the necessary funds to fund our operations.

     Since inception, we have financed our operations primarily through private equity financing. For the six months ended June 30, 2000, we received proceeds in the amount of $430,000 from the sale of shares of our common stock and warrants to purchase our common stock. In addition, we received $269,500 from the collection of subscriptions we previously received from the sale of Series A Warrants entitling the holders to the purchase 269,500 shares of our common stock at $1.00 per share.

     On April 27, 2000, we borrowed $20,000 from William Hanna Consultants, Inc., an affiliate of one of our officers, directors and principal shareholders, for working capital, which we repaid on May 5, 2000.

     For the six months ended June 30, 2000, we used $653,917 from operating activities. We also used $27,104 in investing activities which consisted of the purchase of website assets for $20,000 and the purchase of equipment in the amount of $7,104.

     For the six months ended June 30, 2000, we received $688,160 from financing activities, which included the proceeds from the sale of common stock and stock warrants and the proceeds from the collection of subscriptions for Series A Warrants.

     As a result of the foregoing, for the six months ended June 30, 2000, cash increased by $7,139 to $45,930.

     On August 1, 2000, the Company borrowed $25,000 from a stockholder pursuant to a promissory note bearing interest at 5% per annum and due on August 31, 2000 for working capital.

Year 2000 Issues
     The year 2000 issue arises because many computerized systems use two digits rather than four digits to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some
                                      [9]
other date, resulting in errors when information using 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could effect an entity's ability to conduct normal business operations. It is possible that all aspects of the Year 2000 issue affecting us, including those related to the efforts of customers or third parties, will not be fully resolved. We have confirmed that our significant service providers are currently Year 2000 compliant.

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

Additional Cautionary Statements

Working capital deficit - additional financing which may not be available.

     As of June 30, 2000, we had a working capital deficit of $279,927. In order to continue to finance our operations, we will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that we will receive any proceeds from the exercise of warrants or options or that we will be able to obtain the necessary funds to fund our operations.

Our limited operating history makes an evaluation of our business difficult.

     We commenced operations of our Internet operations with our www.Healthmall.com website in November 1999 and we have only generated minimal revenues. Prior to November 1999, our business consisted primarily of registering .MD domain names. Accordingly, we have had a very limited operating history. Companies, such as our company, in an early stage of development frequently encounter enhanced risks and unexpected expenses and difficulties. These risks and difficulties include our ability to:
                                      [10]

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

     Our future is highly dependent on increased use of the Internet as an advertising medium. Although we have only had minimal advertising revenues to date, our future depends on deriving revenues from advertising. The Internet advertising market is new and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions are uncertain. The adoption of Internet
                                      [11]
advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires that acceptance of a new way of conducting business, exchanging information and advertising products and
services.   We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenue would be materially adversely affected, and we may not be able to continue our business

     Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

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

     Our ability to execute our growth plan and be successful also depends on our ability to attract, retain and motivate highly skilled employees. To date, we have relied on Leonard F. Vernon, President, as our only employee, as well as third party consultants to develop and operate our business. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet and related new-media industry is intense. We may be unable to retain or attract, assimilate or retain other highly qualified employees in the future. We expect to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating personnel, our business will be adversely affected.
                                      [12]

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

The market for our websites is characterized by rapidly changing technology and continuing development of customer requirements. The future success of our business will depend in large part upon our ability to develop and market our websites at an acceptable cost, and successfully anticipate
                                      [13]
or respond to technological changes in customer requirements on a cost-effective and timely basis. There can be no assurance that our development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render our technology or websites obsolete or uncompetitive. In addition, to the extent that we determine that new technologies or equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment. If we are not able to acquire or implement such new technologies or equipment, we will not be able to effectively compete in the marketplace.

We are competing in the Internet industry with a number of other companies, including larger, well known entities who possess greater financial resources.

We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

     * Health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

     * On-line and Internet portal companies, such as America Online, Inc.; drkoop, Inc., Microsoft Network; Yahoo! Inc.; Excite, Inc.; Lycos Corporation and Infoseek Corporation;

     * Electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on our website;

     * Hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

     * Other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups.

  Many of these actual and potential competitors are likely to enjoy substantial competitive advantages compared to us, including:

     * the ability to offer a wider array of on-line products and services;

     * larger production and technical staffs;

     * greater name recognition and larger marketing budgets and resources;

     * larger customer and user bases; and

     * substantially greater financial, technical and other resources.

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

Since we operate an Internet network, our business is subject to government regulation relating to the Internet, which could impair our operations.
                                      [14]

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

Any new laws and regulations may govern or restrict the following issues:

     * User privacy;

     * The pricing and taxation of goods and services offered over the Internet;

     * The content of websites;

     * Consumer protection; and

     * The characteristics and quality of products and services offered over the Internet.

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

Laws and regulations have been or may be adopted with respect to the provision of healthcare-related products and services on-line, covering areas such as:

     * The regulation of medical devices;

     * The practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals on-line; and

     * The regulation of government and third-party cost reimbursement.

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

   Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology required licensing under applicable state law. While we do not believe our website
                                      [15]
and affiliate relationships violate state licensing requirements, a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could result in a material adverse effect on our business.

Federal and State
Healthcare Regulation. We earn a fee when users on our website purchase health food and vitamin products from a current e-commerce partner. In addition, in the future we may earn a service fee when users on our website purchase prescription pharmacy products.

Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. If our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on our business, results of operations and financial condition.
                                      [16]

                          PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)Exhibits
          None

(b)Current Reports of Form 8-K

          On April 20, 2000, we filed a Form 8-K/A, listing Item 4, a change in registrant's certifying accountants, which event occurred on November 10, 1999.

                               GOHEALTH.MD, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        GOHEALTH.MD, INC.


Date:     August 11, 2000               By: /s/ Leonard F. Vernon
                                         Leonard F. Vernon, President
                                        (principal financial officer)