Form 10QSB
period 2000-09-30
GOHEALTH MD INC
filed 2000-11-21
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

   (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                         Yes   [X]        No [ ]

At November17, 2000 there were 5,234,117 shares outstanding of the Registrant's no par value Common Stock.

                               GOHEALTH.MD, INC.

                              INDEX TO FORM 10-QSB

                              September  30, 2000

                                                                   Page
                                                                   Number

Part I - Financial Information

     Item 1.  Financial Statements:

     Balance Sheets - September 30, 2000 and December 31, 1999.      1

     Statements of Operations for the three and nine months
     ended September 30, 2000 and September 30, 1999.                2

     Statements of Cash Flows for the nine months
     ended September 30, 2000 and September 30, 1999.                3

     Notes to Financial Statements.                                  4

     Item 2.  Management's Discussion and Analysis
               or Plan or Operations                                 5

Part II - Other Information                                         16

                                      (i)

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                September 30,      December 31,
                                                2000               1999
ASSETS                                         (Unaudited)         (Audited)

Current Assets:
     Cash                                       $   45,317         $  38,791
     Notes receivable                               18,750                 -
     Accounts receivable                             1,433                48
     Accrued interest receivable                       156                 -
     Prepaid expenses                                3,061             3,800
     Domain names - available for sale              41,568            38,834
                                                   -------            ------
            Total Current Assets                   110,285            81,473

Furniture and equipment, net                         9,000             4,521
Website costs, net of accumulated amortization
  of $108,558 at September 30, 2000 and $  -0-
  at December 31, 1999                             372,342            60,900
Deposits                                               500             5,500
                                                   -------           -------
                    TOTAL ASSETS                $  492,127        $  152,394
                                                   =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Notes payable                              $  162,880        $   45,380
     Accounts payable                              363,432            66,042
     Accrued expenses                               25,194             9,694
     Accrued interest payable                       11,581             9,614
     Due to former officer                               -             1,340
     Due to officer                                 21,622            21,622
                                                   -------           -------
          Total Liabilities                        584,709           153,692
                                                   =======           =======
Stockholders' Equity (Deficit):
     Common stock ($.01 par value,
     25,000,000 shares authorized,
      5,234,117 shares issued and
     outstanding at September 30, 2000;
      4,149,117 shares at December 31, 1999)        51,741            41,491
     Additional paid-in capital                  8,638,557         3,214,594
   Series A warrants subscriptions receivable            -          (269,500)
     Unamortized consulting expense, net of
     accumulated amortization of $2,641,617
     at September 30, 2000 and $316,667 at
     December 31, 1999                            (593,783)       (1,583,333)
     Retained earnings (deficit)                (8,189,097)       (1,404,550)
                                                 ---------         ---------
      Total Stockholders' Equity (Deficit)         (92,582)           (1,298)
                                                 ---------         ---------
       TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY (DEFICIT)              $  492,127        $  152,394
                                                   =======           =======
____________________

   The accompanying notes are an integral part of these financial statements.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             For the Three Months                 For the Nine Months
                                             Ended                                Ended
                                             September 30,      September 30,     September 30,     September 30,
                                             2000               1999              2000              1999
Sales:
     Advertising revenue                     $    19,970        $       48        $    37,720       $        48
     Domain name sales                                 -               900              1,471             1,300
                                                  ------               ---             ------             -----
         Total Revenue                            19,970               948             39,191             1,348

Cost of sales                                          -               630              1,050               910
                                                  ------               ---              -----               ---
         Gross Profit                             19,970               318             38,141               438
                                                  ------               ---             ------               ---
Other Expenses:
     General and administrative                  123,078            58,708            410,563            69,521
     Marketing and license fees                  113,194             5,716            374,787             7,286
     Website costs                               130,214             4,555            365,588            13,011
     Advertising and promotion                    87,497             1,480            340,720            19,052
     Consulting fees                           3,191,236                 -          4,886,579                 -
     Interest expense                              1,211               314              1,951               694
                                               ---------            ------          ---------            ------
                                               3,646,430            70,773          6,380,188           109,564
                                               ---------            ------          ---------           -------
Net Loss                                      (3,626,460)          (70,455)        (6,342,047)         (109,126)

Beneficial Conversion Feature of Warrants              -                 -            442,500                 -
                                               ---------            ------            -------           -------
Net Loss on Common Stock                     $(3,626,460)       $  (70,455)       $(6,784,547)      $  (109,126)
                                               =========            ======          =========           =======

Loss per Share:
     Basic loss per share                         $(0.73)           $(0.02)            $(1.42)           $(0.03)
                                                    ====              ====               ====              ====
     Diluted loss per share                       $(0.73)           $(0.02)            $(1.42)           $(0.03)
                                                    ====              ====               ====              ====
     Basic common shares outstanding           4,953,682         3,777,117          4,775,969         3,777,117
                                               =========         =========          =========         =========
     Diluted common shares outstanding         4,953,682         3,777,117          4,775,969         3,777,117
                                               =========         =========          =========         =========

____________________

   The accompanying notes are an integral part of these financial statements.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the Nine Months Ended
                                                           September 30,     September 30,
                                                           2000              1999
Cash Flows from Operating Activities:
     Net loss                                              $(6,784,547)      $  (109,126)
     Adjustment to reconcile net loss to net cash
       used in operating activities:
         Amortization                                        2,433,508                 -
         Interest income accrued on notes receivable              (156)
         Depreciation                                            2,625                 -
         Value of services by officers contributed
          to paid in capital                                   112,000                 -
         Writedown of Investment                                 5,000                 -
         Beneficial conversion feature                         442,500                 -
         Issuance of stock and stock options for services    2,525,563                 -
     Changes in assets and liabilities:
         Increase in accounts receivable                        (1,385)              (48)
         Increase in stock subscriptions receivable                  -            (1,400)
         Decrease in prepaid expenses                              739                 -
         Decrease in deposits                                    5,000                 -
         Increase in Domain names - available for sale          (2,734)          (27,577)
         Increase in accounts payable                          297,390            37,806
         Increase in accrued expenses                           15,500             4,694
         Increase in accrued interest payable                    1,967                 -
                                                              --------           -------
          Net cash used in operating activities               (947,030)          (95,651)
                                                               -------           -------
Cash Flows from Investing Activities:
     Purchase of equipment                                      (7,104)                -
     Acquisition of investment                                  (5,000)                -
     Purchase of website                                       (20,000)          (55,555)
                                                                ------           -------
          Net cash used in investing activities                (32,104)          (55,555)
                                                                ------           -------
 Cash Flows from Financing Activities:
     Proceeds from sale of common stock and stock warrants     600,000           200,600
     Principal payment of loan from former officer              (1,340)                -
     Proceeds from officer loan                                      -            21,622
     Proceeds of notes payable                                 170,000            38,000
     Principal payments- notes payable                         (52,500)                -
     Proceeds from collection of Series A warrants
      subscribed for                                           269,500                 -
                                                               -------           -------
          Net cash provided by financing activities            985,660           260,222
                                                             ---------           -------
Net Increase in Cash                                             6,526           109,016

Cash, Beginning of Period                                       38,791                -
                                                                ------           -------
Cash - End of Period                                       $    45,317       $   109,016
                                                                ======           =======

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              For the Nine Months Ended
                                                           September 30,     September 30,
                                                           2000              1999

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
      Interest                                             $       139       $         -
                                                                   ===               ===
      Taxes                                                $         -       $         -
                                                                   ===               ===

Supplemental Disclosures of Non-Cash Investing and
  Financing Activity:
     Purchase of website in exchange for common stock      $   400,000       $    10,200
                                                               =======            ======
     Stock issued in exchange for notes receivable         $    18,750       $         -
                                                               =======            ======
     Value of consulting services exchanged for common
     stock and warrants to purchase common stock           $ 1,335,400       $         -
                                                             =========            ======
___________________

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


NOTE 2

The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and the cash flows for the nine months ended September 30, 2000 and 1999.

The statements of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 along with the SB-2 Registration Statement filed reflecting the completed Stock Exchange Agreement and Plan of Merger between Nugget and GoHealth.

NOTE 3

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 4

Depreciation of $875 and $2,625, respectively, for the three months and nine months ended September 30, 2000 is included in general and administrative expense. Amortization of $39,975 and $108,558, respectively, for the three months and nine months ended September 30, 2000 is included in Website costs. Consulting fees include amortization of $1,020,950 and $2,324,950, respectively, for the three months and nine months ended September 30, 2000. Depreciation and amortization was $ -0- for the three months and nine months ended September 30, 1999.

NOTE 5

The current officers and directors of the Company have entered into agreements with the Company that state that they will forego salaries until the Company's revenues exceed $1,000,000 or at the discretion of the Board of Directors. In conjunction with such agreement, the Company has recorded, officer compensation and paid in capital, of $36,000 and $112,000 for the three months and nine months ended September 30, 2000, and zero for the three months and nine months ended September 30, 1999.

NOTE 6

Notes Receivable

Notes receivable as of September 30, 2000 consist of the following:

     Note receivable from Millenium Consulting     $15,000

     Note receivable from Gary Crooks                3,750
                                                    ------
                                                   $18,750
                                                    ======
Both Millenium Consulting and Gary Crooks are stockholders and warrant holders. These notes, which bear interest at 10% per annum were paid by November 16, 2000. They were executed in exchange for common stock that was issued upon the exercise of options and warrants on August 25, 2000.

NOTE 7

Notes Payable

Notes executed during the three months ended September 30, 2000 consisted of the following:

     Amount payable to a stockholder        $25,000
                                             ======
     Amount payable to a stockholder        $50,000
                                             ======
     Amount payable to a greater than 5%
       stockholder                          $75,000
                                             ======

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 7 (Continued)

The amount payable to a stockholder for $25,000 was executed on August 1, 2000, bears interest at 5% per annum and was due on August 31, 2000, the amount still is outstanding, and management has indicated that no demand for payment has been received by the Company. Management also is confident that it can successfully negotiate an extension of this note for an additional 120 days. The amount payable for $50,000 to a stockholder was executed on August 30, 2000, bears interest at 10% per annum and is due on December 29, 2000. The amount payable to the greater than 5% stockholder was executed on September 2, 2000, bears interest at 10% per annum and is due on January 3, 2001.


NOTE 8

On July 28, 2000, the Company entered into an agreement to purchase the assets of a business involved in the alternative medicine information industry for $12,500. The Company made an initial $5,000 payment and failed to complete the transaction. As of the date of these financial statements management is unable to effectively exercise control over this investment and consequently has written down their investment to zero.

The Company had entered into an Agreement and Plan of Merger with a private company which was not completed. The Company executed mutual releases with the parties involved and according to management, has incurred legal fees in connection with the transaction of approximately $7,000.

On July 13, 2000, the Company issued 100,000 shares of common stock to a private company for services pursuant to an agreement to enter into a business combination. This transaction was cancelled. The Company recognized consulting expense of $437,500 based on the market price of its common stock on the date these shares were issued, pursuant to the letter of intent underlying this proposed combination.

On August 22, 2000, the Company filed a form S-8 to register 350,000 shares issued to a consultant on July 24, 2000 for services rendered through that date. The Company recorded $1,575,000 consulting expense based on the market price of its common stock on the date these shares were issued.

On August 24, 2000, the Company reduced the exercise price from $2.00 to $1.00 per share on warrants to purchase 100,000 shares of common stock which were issued to MCOM Management Corp. ("MCOM") pursuant to an existing consulting agreement. On that same date MCOM exercised these warrants. The Company recorded consulting expense of $148,500 based upon the change in the exercise price of the warrants. This cost will be amortized over the remaining term of this consulting agreement which is approximately two months.

On August 28, 2000, the Company entered into an agreement with a consultant in which the consultant will provide technical services and support for the Company 's website design and hosting business. This agreement is for a one year term, and can be cancelled by either party upon thirty days written notice. If not cancelled, the Company will be obligated to pay $25,999 over the term of the agreement.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 9

Subsequent Events

Pursuant to a consulting agreement entered into on April 20, 2000, the Company was required to issue 25,000 shares of common stock to a consultant on October 1, 2000 and another 25,000 shares on November 1, 2000. These shares have not yet been issued. The Company will recognize consulting expense in the fourth quarter of 2000 based upon the market value of its common stock on the date that the shares are issued.

On October 1, 2000 the Company entered into agreements with five consultants for services to be rendered over a 1 year period. The Company issued 250,000 shares of common stock to these consultants on that date, and will recognize $953,125 consulting expense based on the market price of its common stock on the date of the agreements. This cost will be amortized over the term of these agreements.

On October 20, 2000 the Company executed a letter of intent to enter into an agreement with Prometrics Consulting, Inc., a Pennsylvania privately held corporation ("Prometrics"). Under this agreement the Company issued 1,000,000 shares of its common stock to Prometrics. In exchange for these shares Prometrics will provide the Company with comprehensive management and support services including but not limited to legal, financial, human resources, information technology services, real estate services, and web hosting services for a period of three years. The Company will also own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity will be owned by Prometrics. GoHealthNetwoRx will be engaged in master contract administration of professional services to early stage growth companies. Included in this letter of intent is the requirement that the Company issue to Prometrics an additional 1 million shares of common stock when the cumulative revenue of the Company reaches $4 million over a three year period. The Company will also be required to issue an additional 1 million shares of common stock when the cumulative revenue of the Company reaches $8 million over a three year period.

                               GOHEALTH.MD, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     As of September 30, 2000, our company had not conducted any significant business. Because of this lack of prior operations, assets and industry position, we must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if we are successful in raising all the capital we require.

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

     Our overall plan calls for the development of network affiliates, such as health and fitness websites, to provide easy access to the information and services we offer on www.Healthmall.com

                                      [6]
to their respective customers. We have only established two network affiliates to date.

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

Results of Operations

     We had advertising revenues of $19,970 and $37,720, respectively, for the three and nine months ended September 30, 2000, as compared to $48 in advertising revenues for the three and nine months ended September 30, 1999. We had revenues from sales of domain names of $0 and $1,471 for the three and nine months ended September 30, 2000, as compared to $900 and $1,300, respectively for the three and nine months ended September 30, 1999. Our gross profit was $19,970 for the three months, and $38,141 for the nine months, ended September 30, 2000 as compared to $318 and $438, respectively, for the three and nine months ended September 30, 1999.

     For the three months and nine months ended September 30, 2000, other expenses totaled $3,646,630 and $6,380,188, respectively, which consisted of the following:

                                        Three months          Nine months
                                        Ended 9/30/00         Ended 9/30/00

Consulting fees:                        $3,191,236            $4,886,579
Advertising and promotion expenses:     $   87,497            $  340,720
General and administrative expenses:    $  123,078            $  410,563
Marketing and licensing fees
  associated with the Healthmall.com
  and the Healthsites.com websites:     $  113,194            $  374,787
Website development costs related
  to our Healthmall.com
  and Healthsites. Com websites:        $  130,214            $  365,588
Interest expense:                       $     1,211           $    1,951

     For the three and nine months ended September 30, 1999, we incurred total expenses of $70,773 and 109,564, respectively.

                                      [8]

    As a result of the foregoing, we had a net loss of $3,626,460 for the three months, and $6,342,047 for the nine months, ended September 30, 2000 as compared to net loss of $70,455 for the three months and $109,126 for the nine
months, ended September 30, 1999.   For the nine  months ended September 30,
2000, we also incurred charges of $442,500, which resulted in a net loss to common stockholders of $6,784,547 for the nine months, ended September 30, 2000. The charge was attributable to the beneficial conversion feature granted to purchasers of warrants. The loss per basic and diluted share was $.73 for the three months, and $1.42 for the nine months, ended September 30, 2000 as compared to a loss $.02 per basic and diluted share for the three months, and $.03 for the nine months, ended September 30, 1999.

Liquidity and Capital Resources

     As of September 30, 2000, we had a working capital deficit of $474,424. In order to continue to finance our operations, we will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that we will receive any proceeds from the exercise of warrants or options or that we will be able to obtain the necessary funds to fund our operations.

     Since inception, we have financed our operations primarily through private equity financing. For the nine months ended September 30, 2000, we received proceeds in the amount of $600,000 from the sale of shares of our common stock and warrants to purchase our common stock. We have also received
$269,500 from the collection of subscriptions for Series A Warrants entitling the holders to the purchase 269,500 shares of our common stock at $1.00 per share.

     For the nine months ended September 30, 2000, we used $947,030 from operating activities. We also used $32,104 in investing activities which consisted of the purchase of website assets for $20,000, purchase of assets from another entity in the amount of $5,000 and the purchase of furniture and equipment in the amount of $7,104.

     For the nine months ended September 30, 2000, we received $985,660 from financing activities, which included the proceeds from the sale of common stock and stock warrants, the proceeds from the collection of subscriptions for Series A Warrants, and loan proceeds, less repayment of certain notes.

     As a result of the foregoing, for the nine months ended September 30, 2000, cash increased by $6,526 to $45,317.

     On April 27, 2000, we borrowed $20,000 from William Hanna Consultants, Inc., an affiliate of one of our officers, directors and principal shareholders, for working capital, which we repaid on May 5, 2000.

     On August 1, 2000, we borrowed $25,000 for working capital from a stockholder pursuant to a promissory note bearing interest at 5% per annum, which was originally due on August 31, 2000. The note is still outstanding and no demand for payment has been made. We believe that we can successfully negotiate an extension of time in which to payoff this note.

                                      [9]

     On August 24, 2000, we reduced the exercise price from $2.00 per share to $1.00 per share on warrants to purchase 100,000 shares of common stock, which were issued to MCOM Management Corp. ("MCOM") pursuant to a consulting agreement on November 16, 1999. On that same date, MCOM exercised the warrants.

     On September 2, 2000, we borrowed $75,000 from Sandra Vernon, a principal shareholder, and on August 30, 2000, we borrowed $50,000 from Kevin O'Donnell, a shareholder and officer. The notes are due 120 days after their issuance and bear simple interest at a rate of 10% per annum.

     On July 13, 2000, we issued 100,000 shares of common stock to Prometrics Consulting, Inc. as a break-up fee pursuant to the terms of an agreement, which we terminated.

     On July 24, 2000, we entered into a consulting agreement with Marc Sporn. Pursuant to the agreement, Mr. Sporn agreed for a maximum period of three years to provide assistance to GoHealth.MD in regulatory filings and press releases, develop general plans for expansion of GoHealth.MD's business, provide consulting services in developing GoHealth.MD's management structure, and plan an acquisition strategy. In connection with the consulting agreement, we issued 350,000 shares of our common stock, and on August 22, 2000 we filed a Form S-8 registration statement registering said shares.

     In September 2000, we entered into an agreement and plan of merger with Herb Companion Press, Inc. After the end of September 30, 2000 quarter, we agreed with Herb Companion Press, Inc. not to pursue the merger and terminated the agreement and plan of merger.

Subsequent Events

     On October 1, 2000, we entered into consulting agreements with five individuals to provide various business and medical consulting services over a one year period. Pursuant to the consulting agreements, we issued a total of 250 ,000 shares of our common stock.

     On October 20, 2000, we entered into an agreement with Prometrics Consulting, Inc., a Pennsylvania corporation ("Prometrics"). Pursuant to this agreement, we issued 1,000,000 shares of our common stock to Prometrics in exchange for: (i) Prometrics providing to GoHealth.MD for a period of three years comprehensive management and support services to implement GoHealth.MD's market strategies, including but not limited to legal, financial, human resources, information technology services, marketing services, real estate services, complete web hosting and network support services, full project management services to support information technology infrastructure projects, project management, public relations; and (ii) 51% of the voting equity interests in a corporation to be formed by Prometrics(the remaining 49% of the voting equity interests being owned by Prometrics), which is to provide master contract administration of professional services to early stage growth companies. We also have agreed to issue Prometrics an additional 1,000,000 shares of our common stock upon our cumulative revenues reaching $4 million over a three year period, and an additional 1,000,000 shares of our common stock upon our cumulative revenues reaching $8 million over a three year period.

                                      [10]

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

     As of September 30, 2000, we had a working capital deficit of $474,225. In order to continue to finance our operations, we will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that we will receive any proceeds from the exercise of warrants or options or that we will be able to obtain the necessary funds to fund our operations.

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

                                      [11]

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

                                      [12]

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

                                      [14]

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

                                      [15]

Any new laws and regulations may govern or restrict the following issues:

   * User privacy;

   * The pricing and taxation of goods and services offered over the Internet;

   * The content of websites; &WP6-34;Consumer protection; and

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

   Federal and State Healthcare Regulation. We earn a fee when users on our website purchase health food and vitamin products from a current e-commerce partner. In addition, in the future we may earn a service fee when users on our website purchase prescription pharmacy products. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales

                                      [16]
of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. If our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on our business, results of operations and financial condition.

                                      [17]

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)Exhibits
          None

(b)Current Reports of Form 8-K

                                      [18]

                               GOHEALTH.MD, INC.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   GOHEALTH.MD, INC.


Date:     November 17, 2000        By: /s/ Leonard F. Vernon
                                   Leonard F. Vernon, President
                                   (principal financial officer)

                                      [19]