Form 10KSB
period 2000-12-31
GOHEALTH MD INC
filed 2001-05-25
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2000.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934. [FEE REQUIRED]

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

Telephone: (856) 424-8889
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Issuer's revenues for its most recent fiscal year were $43,951.
The aggregate market value of voting stock held by non-affiliates of the small business issuer, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on March 31, 2001 was $432,924.
At December 31, 2000 there were 7,629,603 shares of the Registrant's common stock outstanding, and Company had 628 shareholders of record.


PART I
Item 1. DESCRIPTION OF BUSINESS
Background
On July 24, 1980, Western Exploration and Mining Company was incorporated under the laws of the State of Nevada. On February 5, 1981, the name was changed to Nugget Exploration, Inc. This entity had a wholly owned subsidiary, Nugget Holding Co.
On February 23, 1999, GoHealth.MD, Inc. ("GoHealth"), a development stage company, was incorporated under the laws of the State of Delaware. On November 10, 1999, Nugget Holding Company merged into GoHealth (the "Merger"). As a result of the Merger, the GoHealth became a wholly-owned subsidiary of Nugget Exploration, Inc. Pursuant to the Merger, the shareholders of the Company received 81% of the outstanding common stock of Nugget Exploration, Inc. The accounting year was subsequently changed to the calendar year from a May 31st fiscal year. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. (the "Company").
Nature of Business
For the year ended December 31, 1999, the Company did not conduct any significant business. After conducting the Merger, the Company engaged in developing its business model throughout the year ended December 31, 2000. Because of a lack of fully operational business, and the limited amount of assets and revenues, the Company must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if the Company is successful in raising all the capital it requires.
Prior to November 1999, the Company principally focused its business strategy on the registration and marketing of .MD domain names to operating healthcare websites. Then, the Company altered its strategy to center on deriving revenues from Internet health portals.
As a result, prior to the Merger, the Company acquired the following assets: (i) the Healthmall.com domain name, which was purchased on April 26, 1999 from Moiz Balkhi, doing business as Computerized Professional Enrichment Services, for $5,500 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003, which warrants Mr. Balkhi has not exercised the warrants to date; and (ii) Hlthmall.com domain name and website, which was purchased on April 26, 1999 from Robert H. Savar for $20,000 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003. As part of the agreement with Mr. Savar, the Company has agreed to use his company, World Wide Web Communications, Inc., as the host for our Healthmall.com website. Mr. Savar has not exercised the warrants to date.
Initially, the Company sought to derive revenues primarily by selling space on its website to advertisers and through affiliations with other entities. Throughout fiscal 2000, the Company tweaked its revenue model to address more traditional means of generating sales of product and services, in addition to its advertising revenues. Now, the Company's business focuses on (i) operating health related Internet sites; (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter;
(iv) selling brand specific vitamins via the Internet; and (v) engaging in business combinations and joint ventures with health-related information and services providers.
The primary focus of the business is the website www.Healthmall.com, which forms the core of an Internet-based consumer healthcare network. The website consisting of a consumer-focused, interactive, informational and e-commerce site. The site also has affiliate relationships with other operators of health-related websites. The first website, www.Healthmall.com, was launched in November 1999. The website currently focuses on alternative healthcare with the following components: healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare; and access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians. As a long-term strategy, the Company's seeks to develop network affiliates, such as health and fitness websites, to provide easy access to the information and services offered on www.Healthmall.com to customers of affiliate websites. To date, the Company has established at least two network affiliates. Management believes that its will benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com.
On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. As a result, the Company has become eligible to own the entire website. See subsequent events.
On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name. On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the website, www.Healthsites.com, was developed but not yet completed throughout fiscal 2000.
Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which is directed to chiropractors and contains health related information. Management believes that this newsletter will yield revenue from subscription based and informational services once this program is fully implemented.
Industry Overview
The Internet has become communications, research and commercial tool. It permits consumers to seek information, communicate with one another and execute commercial transactions electronically. The number of worldwide web users is expected to grow significantly in the future.
The Internet is distinct from traditional media in that it offers real-time access to dynamic and interactive content and instantaneous communication among users. Advertisers can target very specific demographic groups, measure the effectiveness of advertising campaigns and revise them in response to real-time feedback.
Healthcare is large segment of the U.S. economy, and health and medical information represent significant areas of interest on the Internet. Management believes that companies that establish a clear brand identity as a trusted source of on-line consumer healthcare information and services will have a significant opportunity to capitalize on multiple revenue sources, including the sale of information, products, and services, as well as advertising. Business Strategy
The Company's primary objectives are to establish (i) Healthmall.com as a trusted and comprehensive source of consumer healthcare information and services on the Internet; and (ii) Healthsites.com search engine as a comprehensive search engine for healthcare. Accomplishing these goals would provide advertising revenues in addition to exposure for services and products sales. Additional objectives include providing various healthcare practitioner services, including informational services in the Company's subscription based newsletter. Lastly, the Company seeks to sell Vitalab products.
The Company's business strategy incorporates the following key elements:
Establish the Healthmall.com Brand. To create a strong brand by empowering individuals to better manage their personal health. The Company also intends to enhance its brand through the establishment of associations with notable leaders in the consumer healthcare field, such as the reputation of noted radio personality Dr. James Corea, who unfortunately passed away in March 2001. The Company is currently engaged in a campaign to increase awareness of the Healthmall.com. brand among consumers, healthcare professionals, and other websites. It intends to allocate significant resources to further develop and build brand recognition through on-line advertising, general advertising, strategic alliances and other marketing initiatives.
Provide Consumers with Healthcare Content of High Quality. On the Healthmall.com website, the Company currently provides users with high quality healthcare content, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, and access to medical databases, publications, and real-time medical news. The Company provides its users as well as other websites with access to proprietary information about alternative medicine. Syndicate Content Through Affiliates to Promote Traffic Growth. The Company has entered into an agreement with Dr. James Corea to operate and provide content to the website Healthyfirst.com. It also has a nonexclusive agreement with Pharmor Corporation, a leading pharmacy chain, to use Healthmall.com as a source for consumer healthcare content on the website, www.pharmor.com. Provide Consumers with Unique Features and Tools. The Healthmall.com website is designed to provide easy access to innovative features and tools. The Company hopes to add useful tools to enable our users to personalize their on-line experience. The Company believes that unique tools and features will encourage users to visit the website frequently and increase the likelihood of users selecting Healthmall.com as their preferred website for health-related issues.
Provide an Attractive Advertising Site. The ability to target specific users, the interactive nature of the Company's website and the demographic characteristics of its users, should be attractive to pharmaceutical, healthcare and other companies that advertise on the Internet. By identifying users interested in a particular health-related topic or who desire to address a particular health condition, advertising can hopefully be delivered in a highly targeted manner, thereby commanding higher advertising rates. Healthmall.com Healthcare Information.
The Company's goal is to provide consumer-focused healthcare information for the health-conscious public, individuals with a health condition, and individuals who have recovered from illness or injury, all at a level the average consumer can understand. The main focus of the website and other corporate services is on alternative healthcare. The site currently provides a variety of healthcare content, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare, and access to medical databases, other publications, and real-time medical news. To encourage interactivity, the site provides links to relevant communities and other features from each content page. Examples of healthcare information that we currently provide include: physician-authored articles on common medical conditions; updated health-related news and editorials on topics of current interest; and Medline medical article search capabilities.
This information is derived from a variety of sources, including nonexclusive contracts with information purveyors. The Company has a nonexclusive contract with PRNewswire under which we are provided healthcare and pharmaceutical new releases free of charge in exchange for having PRNewswire as the exclusive corporate newswire on our website for a period of one year. In addition, the Company obtains public information from the National Library of Medicine free of charge, which is then co-branded on Healthmall.com.
The Company expects that competitive factors will create a continuing need to improve and add to our healthcare content. Accordingly, the Company seeks additional sources of healthcare information and expand the breadth of our content offerings. The Company cannot provide assurances that it will be able to maintain relationships with third parties that supply us with content. If the Company loses a provider of content and it not able to replace it, then Healthmall.com website could be adversely affected.
Tools.
The Company has tested several interactive tools and intends on developing other tools. The goal of the tools and features is to obtain and retain users. Examples of tools developed include a large database of health food stores. This searchable database contains more than 5,000 health food stores in the United States and includes their name, address and phone number. The database is routinely updated and expanded.
Deployment of these tools will involve our successful acquisition and integration of the required content and related technology. We cannot assure you that these tools will be successfully deployed on a timely basis, or at all, or that users will find these features attractive.
Additional tools were made available, but did not prove useful in retaining users, during fiscal 2000, including: an interactive chat room; a drug-herb interaction guide, which allowed users to search for potential interactions of prescription and over-the-counter drugs with herbal remedies and vitamins; a medication check enabling the user to search for prescription drugs by brand or generic name, and then displaying various information in English or Spanish about the drug, including the intended clinical use of the drug, the drugs side effects, and certain precautions about using the drug; a body mass index calculator, which determines the body mass index of a person based on information that the user provides, and then determines whether a person is overweight or obese; a site search tool for specific health information; a physician database containing more than 375,000 physician names, addresses and specialties; and an interactive questionnaire providing users a quick and easy way to assess their health and find corrective measures they can take to reduce health-related risks. These tools were discontinued at the end of the fiscal year.
Additional tools anticipated to be developed but never implemented during fiscal 2000 included: the Healthmall.com personal medical record, which was to allow users to establish and maintain a lifelong record of personal health and medical information in a secure portion of our database; a consumers' email newsletter health news and information tailored to their specific needs; and a recipe database, to provide a customized, searchable database of recipes meeting specific dietary requirements of the user, such as low-fat, low-salt diets.
Affiliate Relationships
Dr. James Corea - Healthyfirst.com. On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; and to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website.
Healthyfirst.com is a health information site that is targeted toward the former listeners of Dr. James Corea's radio show which aired in the Philadelphia metropolitan area prior to his passing in March 2001. The site has a shopping cart which allows the visitor to purchase vitamins and other nutritional products. All other requests by a visitor for information as well as use of interactive tools are linked to Healthmall.com.
Pharmor Corporation. The Company has a nonexclusive agreement with Pharmor Corporation to use Healthmall.com as a source for consumer healthcare content on its web site, www.pharmor.com.
Healthcare Practitioner Services
The Company continues to provide services to healthcare practitioners. This includes the circulation of a subscription based alternative health newsletter.
Additional, during fiscal 2000, the Company made available Internet services to practitioners. This included website development services, directory listings and .MD domain names. Initially, the Company believed that registering and hosting .MD domain names would be an important revenue generation part of our business. The Company concluded otherwise and changed the focus of its business strategy to healthcare websites rather than the registration of .MD domain names and other healthcare practitioner services that are not directly related to the websites. This also proved unsuccessful and was discontinued in the fourth quarter of fiscal 2000.
Revenue Opportunities.
The Company remains a development stage company, and as of December 31, 2000, it had not conducted any significant operations. The Company's business focuses on (i) operating health related Internet sites, (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter; and (iv) selling brand specific vitamins via the Internet.
The primary focus of the business is the website www.Healthmall.com, which forms the core of an Internet-based consumer healthcare network. The website consisting of a consumer-focused, interactive, informational and e-commerce site. The site also has affiliate relationships with other operators of health-related websites. The first website, www.Healthmall.com, was launched in November 1999. The website currently focuses on alternative healthcare with the following components: healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare; and access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians. As a long-term strategy, the Company's seeks to develop network affiliates, such as health and fitness websites, to provide easy access to the information and services offered on www.Healthmall.com to customers of affiliate websites. To date, the Company has established at least two network affiliates. Management believes that its will benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com.
On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. As a result, the Company has become eligible to own the entire website. See subsequent events.
On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name. On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the website, www.Healthsites.com, was developed but not yet completed throughout fiscal 2000.
Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which is directed to chiropractors and contains health related information. Management believes that this newsletter will yield revenue from subscription based and informational services once this program is fully implemented.
Healthcare is large segment of the U.S. economy, and health and medical information represent significant areas of interest on the Internet. Management believes that companies that establish a clear brand identity as a trusted source of on-line consumer healthcare information and services will have a significant opportunity to capitalize on multiple revenue sources, including the sale of information, products, and services, as well as advertising. Marketing
The Company has formulated several aspects of a marketing plan to create brand identity and loyalty. This includes distribution relationships with leading search engines and portal companies, as well as with major Internet access providers. Distribution relationships serve to build our brand and drive traffic to the Healthmall.com website. The Healthmall.com website is listed on several major search engines, for free, and on others, for which the Company pays a fee. The Company also advertises its websites and services through major trade shows, such as the Natural Health Food Expo and the Florida Chiropractic Association convention. Additionally, the Company uses mailing lists, as well as E-mail and various selective media outlets, such as the Journal of the American Medical Association and other largely circulated medical and specialty medical journals, such as the Journal of the American Chiropractic Association.
Business Combinations and Investments
The Company engaged in a strategy during the year ended December 31, 2000 to develop business through business combinations, joint ventures or other investments in health-related Internet and non-Internet businesses. This strategy has not proved effective thus far.

On July 28, 2000, the Company entered into an agreement to purchase the assets of a business involved in the alternative medicine information industry for $12,500. The Company made an initial $5,000 payment and failed to complete the transaction. Management remains unable to exercise control over this investment and consequently has reserved the total value of this investment.

In September, 2000, the Company entered into an agreement and plan of merger with Herb Companion Press, a private company. This merger was not completed and the Company executed mutual releases with the parties involved.

On October 13, 2000, the Company sought to enter into an agreement with Prometrics Consulting Inc., a Pennsylvania privately held corporation ("Prometrics"). Accordingly, the Company issued 1,000,000 shares of common stock pursuant to a letter of intent to enter into an agreement under which Prometrics was to provide the Company with comprehensive management and support services, including but not limited to legal, financial, human resources, information technology services, real estate services and web hosting services for a period of three years. Also, the Company would own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity would be owned by Prometrics. GoHealthNetwoRx would be engaged in master contract administration of professional services to early stage growth companies. Included in the letter of intent was the requirement that the Company issue to Prometrics an additional 1,000,000 shares of common stock when the cumulative revenue of the Company reached $4,000,000 over a three year period, and an additional 1,000,000 shares of common stock when the cumulative revenue of the company reached $8,000,000 over a three year period. This transaction was not completed, and the corporation was not formed. Management has therefore reserved the total value of this investment.
Sales and Support Organization
The Company does not have any sales staff. All selling efforts to date have been conducted by the former president and sole employee, Leonard F. Vernon, and, after his resignation, by the new president, William Hanna. The Company has also relied on outside consultants and independent contracts. See employees/consultants below.
Competition
A large number of Internet companies compete for users, advertisers, e-commerce transactions and other sources of on-line revenue. The number of Internet websites offering users healthcare content, products and services is vast and increasing at a rapid rate. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. Competition for healthcare consumers will continue to increase as the Internet grows as a communication and commercial medium.
The Company competes directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including: health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com,
mayohealth.org, mediconsult.com, onhealth.com, thriveonline.com and webmd.com; on-line and Internet portal companies, such as America Online, Inc., drkoop, Inc., msn, Yahoo! Inc., Excite, Inc., Lycos Corporation, and Infoseek Corporation; electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on our website; hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups.
The Company's competitive position is difficult to characterize due principally to the variety of current and potential competitors, the emerging nature of the market, and the short time in the market. The market is still evolving, and the Company cannot make any assurance that it will be able to compete successfully. Competition in the industry is based primarily on: the quality and market acceptance of healthcare content; brand recognition; the quality and market acceptance of new enhancements to current content; and features and tools. Many competitors are likely to enjoy substantial competitive advantages compared to our company, including: the ability to offer a wider array of on-line products and services; larger production and technical staffs; greater name recognition; larger customer and user bases; and greater financial resources. To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our sales and marketing channels. Increased competition could result in a loss of market share or a reduction in our prices or margins, any of which could adversely affect business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services.
Business Interruptions
Corporate operations depend on the ability to protect computer equipment against damage from fire, earthquakes, power loss, telecommunications failures and similar events. A significant portion of the Company's computer equipment, including virtually all of our equipment devoted to its Internet services, is located at the facilities of World Wide Communications, Inc. in Cherry Hill, New Jersey. Any equipment damage or failure that causes interruptions in our operations could have a materially adverse effect on business. The Company lacks an insurance policy covering such interruptions, although it is investigating such coverage. Security Risks
The Company's software and equipment are vulnerable to computer viruses or similar disruptive problems caused by customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to customers. Furthermore, inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of customers. The Company lacks product liability or other insurance to protect against risks caused by computer viruses or other misuse of software or equipment by third parties. Although the Company attempts to limit liability to customers for these types of risks through contractual provisions, no assurances can be given that these limitations will be enforceable or effective.
The Company retains confidential customer information in its database. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived by consumers to be secure. Despite the implementation of security measures, the infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage the Company's reputation or result in liability.
Technology And Systems
The Company's websites are hosted by World Wide Web Communications, Inc. at its facilities in Cherry Hill, New Jersey. In connection with the acquisition of the hlthmall.com website from Robert H. Savar, the Company entered into a contract with World Wide Web Communications, Inc. under which it pays a monthly fee for web hosting services.
Exodus IT-class co-location facilities provide a secure, high availability and high bandwidth space for company servers. This includes redundant OC-3 and OC-12 backbone connections to the Internet, uninterruptible power supplies with diesel generator backup, all housed in a copper-lined, earthquake-proof building. Direct connections via "T-1" and DSL lines allow the main office to connect seamlessly and reliably to the servers and the Internet. A farm of Intergraph IS-8000 and IS80 mission-critical servers are housed behind a redundant F5 Big/IP switcher for complete software and hardware fault tolerance and load leveling. These servers run Microsoft Windows NT Enterprise Server with Internet Information Server 4.0, Active Server Pages with a proprietary page caching system and publishing tools for Web page hosting and production management. The resulting performance in preliminary tests shows dominance over other competitive sites. All advertisement hosting and reporting is handled through NetGravity Ad Server, a powerful ad management and forecasting toolset.
Microsoft SQL Server databases are heavily used for all content, process management and tracking needs. Offsite backups occur regularly throughout the day to protect against a total system failure.
While World Wide Wed Communications hosting site seems to be an acceptable solution for current needs, the Company is negotiating an agreement with another party for a more enhanced hosting site and more enhanced services for the anticipated growth of the Healthmall.com website.
Regulation
Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. The Company does not believe that its current applications or services will be regulated by the FDA. We may expand our application and service offerings into areas that subject it to FDA regulation. Management has no experience in complying with FDA regulations.
The practice of medicine and pharmacology requires licensing under applicable state law. The Company has endeavored to structure its websites and affiliate relationships to avoid violation of state licensing requirements, but a state regulatory authority may at some point allege that some portion of the business violates these statutes. Any such allegation could result in a material adverse effect on our business. Further, any liability based on a determination that the Company engaged in the practice of medicine without a license could expose it to civil or criminal liability. The Company does not maintain insurance against such liabilities. The Company may earn a service fee when users on its websites purchase prescription pharmacy products from certain existing or prospective Internet partners. Management anticipates that the fee would not be based on the value of the sales transaction but rather on a fee per visit basis. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. Although there is uncertainty regarding the applicability of these regulations to our Internet revenue strategy, management believes that any service fees received are for the primary purpose of marketing and do not constitute payments that would violate federal or state "anti-kickback" laws. However, if such programs are deemed to be inconsistent with federal or state law, the Company could face criminal or civil penalties. Further, the Company would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If such activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on the Company's business, results of operations and financial condition.
Employees/Consultants
As of December 31, 2000, the Company had two officers. Throughout fiscal 2000, Leonard F. Vernon served as Chairman, CEO and President. William Hanna served as Vice President and Secretary. The company had no full time employees. From time to time, the Company has entered into consulting agreements and hired consultants or independent contractors to assist in its operations. On November 16, 1999, the Company entered into a Management Consulting Agreement with MCOM Management Corp., under which MCOM agreed to conduct marketing research in the Internet health industry. MCOM also confered with our management regarding operations and implementing the business plan. MCOM was also expected to provide investment relations by interacting with brokerage firms and investment and acquisition candidates. The Company agreed to pay MCOM $5,000 per month through October 2000 and we issued to MCOM 300,000 shares of our common stock and a warrant to purchase 600,000 shares of our common stock through December 31, 2001. The first 100,000 shares exercisable under the warrant are exercisable at $1.00 per share and the remaining 500,000 shares are exercisable at $2.00 per share. The warrant pricing was restructured in the fourth quarter of 2000 to permit the exercise of 250,000 at $0.40 per share and 350,000 at $0.10 per share. MCOM exercised it option to purchase all of the shares pursuant to its warrants in December 2000. MCOM, Michael Morfit, and their affiliates were issued 600,000 shares of common stock, and the Company entered into a promissory note with MCOM.
In November 1999, the Company engaged Millenium Consulting Services Inc. ("Millenium") to conduct investor relations, public relations, business consulting, and strategic consulting service. Millenium performed services in exchange for warrants to purchase 30,000 shares of common stock at $0.50 per share, which it exercised in the third quarter of 2000. Additionally, Millenium received 100,000 shares of restricted stock in October 2000. The Company also has an outstanding obligation to pay the president of Millenium, Danielle Krooks, for work performed in fiscal 2000, in the amount of 125,000 free trading shares of common stock, which is due in the first quarter of 2001.
In October 2000, the Company engaged David Reichman ("Reichman")
to perform business and strategic consulting services. In exchange for his services, the Company agreed to issue Reichman 125,000 free trading shares of common stock, which is due in January 2001.
The Company also entered into one year consulting agreements on August 23, 1999 with Dr. Harvey Benn, D.O. and Dr. Frank Gettson, a chiropractor. Under the agreements, Dr. Benn and Dr. Gettson agreed to provide consultancy services from time to time and provided advisory service in designing and formatting the website to attract other medical professionals. As part of the agreements, the Company issued to Dr. Benn an option to purchase 150,000 shares of our common stock for $1.00 per share until July 2009 and to Dr. Gettson an option to purchase 25,000 shares for $1.00 per share until July 2009. These agreements were terminated at the end of their one year period.
On January 20, 2000, in connection with the Company's purchase of the Healthsites.com domain name from Prometrics Consulting, Inc. ("Prometrics"), Prometrics agreed to provide one hundred hours of advisory services in connection with the Healthsites.com website and to assist in developing strategic alliances for the website. For the purchase and the consulting services, the Company paid Prometrics $20,000 and issued them 50,000 shares of our common stock and an option to purchase 100,000 shares of the Company's common stock at $2.00 per share until August 27, 2009. Prometrics exercised its options for 100,000. In addition, Prometrics inadvertently received 1,000,000 shares of restricted common shares prior to a proposed merger that was unwound and canceled, and the new board of directors in the first quarter of 2001 began negotiations to retrieve the shares and renegotiate the basis for the shares.
On March 10, 2000, the Company entered into a one year business consulting agreement with American Benefit Systems, Inc. ("ABSI"), a New Jersey corporation, which is wholly owned by Daniel Lanktree. The Consulting Agreement requires ABSI to (i) develop prospects, schedule meetings, assist in negotiation of contracts with health related companies; (ii) provide strategic marketing and sales expertise; (iii) assist in raising capital; (iv) consult on corporate planning and growth; and (v) assist in identifying suitable candidates for the Company's management team. In exchange for these services, the Company issued to ABSI 10,000 shares of our common stock and 100,000 warrants to purchase shares of common stock at $1.50 per share until March 10, 2005. To dates, ABSI has not exercised the warrants. The new board does not intend to renew this contract.
On April 20, 2000, the Company entered into a consulting agreement with Joel Johnston under which the Company agreed to pay Mr. Johnston $7,800 per month for website development services rendered beginning on February 1, 2000, and extending indefinitely until canceled by either of the parties upon two days written notice. Also pursuant to this agreement, the Company issued 25,000 shares of its common stock to Mr. Johnston and agreed to issue to Mr. Johnston an additional 25,000 shares of common stock on each of June 1, 2000, July 1, 2000, October 1, 2000, November 1, 2000,
December 1, 2000, January 1, 2001, and February 1, 2001, provided that the consulting agreement had not been terminated by either party prior to the applicable date. The contract has not yet been renewed and the new board began negotiations regarding renewal of the contract in the first quarter of 2001. In total, Mr. Johnston received a sum of 50,000 shares of restricted common stock.
In November 1999, the Company hired independent contractor, Stephen Goldberg, to perform administrative services. He received approximately $109,000 annually. The contract has not yet been renewed and the new board began negotiations regarding renewal of the contract in the first quarter of 2001.
On May 30, 2000, the Company entered into a consulting agreement with Logan Chamberlin for consulting services and expenses regarding alternative medicine applications in the Company's websites for the period from May 15, 2000 to September 30, 2000. Pursuant to the consulting agreement, the Company issued to Mr. Chamberlin 100,000 shares of its common stock. In addition, Mr. Chamberlin received but returned 3,000,000 shares of common stock in exchange for a merger with an herbal magazine company which was rescinded and canceled. See notes to financial statements.
Transfer Agent and Registrar
The transfer agent and registrar for the common stock of the Company is ComputerShare Trust, 12039 West Alameda Parkway, Lakewood, Colorado 80228, telephone 303-986-5400.
Forward Looking Statements
The information provided in this report may contain forward looking statements or statements which arguably imply or suggest certain things about the Company's future. These include, but are not limited to statements about: (1) any competitive advantage the Company may have; (2) the Company's belief that its products exceed industry standards or favorably compete with other companies; and
(3) the anticipated success of products or services. These statements are based on assumptions that the Company believes are reasonable, but a number of factors could cause the Company's actual results to differ materially from those expressed or implied by these statements. See Risk Factors.
Item 2. DESCRIPTION OF PROPERTY.
The Company's offices are located at 2051 Springdale Road, Cherry Hill, New Jersey. Also present at this location are the offices of Able Imaging, Inc., a wholly owned entity of William D. Hanna, one of the Company's directors. The Company does not pay rent to Mr. Hanna for such facilities.
Item 3. LEGAL PROCEEDINGS.
As of December 31, 2000, there were no material pending legal proceedings to which the Company was a party or to which any of its property was the subject. In the first quarter of 2001, the Company was named as the defendant in two lawsuits, both of which management believes are completely without merit. See subsequent events.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders for the year ended December 31, 2000.
PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.
In October 1998, the Company's common stock experienced a 1-for-310 reverse stock split and all fractional shares were rounded up. Immediately after the reverse split, the Company had approximately 97,117 total shares of issued and outstanding. Simultaneous with this reverse stock split, the number of shares of common stock authorized for issuance was reduced 1-for-10, from 50,000,000 to 5,000,000.
At the 1999 annual meeting, held on August 16, 1999, the Board of Directors and the holders of a majority of the outstanding common stock increased the number of authorized shares of common stock to 25,000,000 from 5,000,000.
The Company's common stock is currently traded through the over-the-counter market on the National Association of Securities Dealers, Inc. Bulletin Board ("NASD Bulletin Board") under the symbol "GOMD." Prior to January 19, 2000, the common stock was traded through the NASD Bulletin Board under the symbol "NUGT." Limited trading has occurred over the past several years.
The following table set forth below lists the range of high and low bids of GOMD common stock for each fiscal quarter for the last two fiscal years as reported by NASD Bulletin Board. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.
The amounts, and all other shares and price information contained in this document, have been adjusted to reflect the stock splits.
Period Ended December 31, 1999     High          Low
          First Quarter          $6.00          $0.062
          Second Quarter         $3.250         $0.33
          Third Quarter          $4.50          $1.250
          Fourth Quarter         $6.00          $2.00

Period Ended December 31, 2000
          First Quarter          $4.625         $4.00
          Second Quarter         $6.00          $3.00
          Third Quarter          $5.3125        $3.625
          Fourth Quarter         $3.8125        $0.13

At December 31, 2000, the average of the closing bid and asked price for the Company's common stock as reported by the NASD Bulletin Board was $.4765. As of December 31, 2000, the Company had approximately 628 shareholders of record.
The Company has never paid a cash dividend on its common stock. The Company has a policy to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate declaring any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities and Registered Securities;
Capitalization
The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.01 per share. The Company had 7,629,603 shares which were issued and outstanding at December 31, 2000.
On June 22, 1998, for $15,100, the Company issued 48,709 shares of common stock to a designee of Ken W. Kurtz, First Avenue, Ltd., a Utah limited partnership in which Mr. Kurtz is the general partner. Mr. Kurtz is an accredited investor and was a shareholder of the Company at the time of the purchase.
Pursuant to obligations under the Merger, the Company issued options to purchase shares of the Company's common stock to holders of options to purchase shares of common stock of GoHealth.MD Inc., the Delaware corporation. The options to purchase shares of common stock contained the same terms as the option holders had received from GoHealth.MD, Inc., the Delaware corporation, prior to the Merger. The persons listed below received such options between May 1999 and August 1999 in recognition of services they had rendered to GoHealth.MD, a Delaware corporation, prior to the Merger.
The options were granted to Dr. Frank Gettson and Dr. Harvey Benn, both of whom are medical professionals, for their assistance in designing and formatting the Company's website to attract other medical professionals. Mr. J. Eric Kishbaugh is an attorney who accepted the options in lieu of payment for the legal services he rendered in connection with the contract with Dr. James Corea, related to the website, www.healthyfirst.com. Millennium Consulting, Inc., and Messrs. John Madden and Gary Crooks received their options in consideration for their services regarding the structuring of terms of the Company's first private placement. The President of Millennium is the wife of Gary Crooks. These options are exercisable at prices ranging from $0.50 to $1.50, with the exception of the options held by Dr. Benn and Dr. Gettson, which have an exercise price of $1.00 per share, but which price is subject to a fair market value revision. The options held by Millennium and Messrs. Crooks and Madden expire in May 2006, while Mr. Kishbaugh options expire in June 2006, and Messrs. Benn and Gettson's options expire in July 2009.
Holders                       Shares Issuable Upon Exercise

Millennium Consulting, Inc               30,000

Gary Crooks                               5,000

John Madden                               5,000

Harvey Benn                             150,000

Frank Gettson                            25,000

J. Eric Kishbaugh                        20,000

Additional securities were issued without registration under the Act pursuant to the Merger. The stockholders set forth below received the same number of shares of the Company's common stock and warrants to purchase shares of common stock as they had held with GoHealth.MD Inc., the Delaware corporation, at the time of the Merger. The shares of common stock and warrants to purchase common stock were originally issued pursuant to a private placement conducted between February 1999 and November 1999. Pursuant to this private placement, units were offered at a price of $5,200 per unit, with each unit entitling an investor to 2,000 shares of common stock and a warrant entitling the holder to purchase 2,000 shares of common stock at $2.50 per share (subject to adjustment), at any time prior to September 30, 2003. A total of 51 units, or 102,000 shares of GoHealth's common stock and 102,000 warrants to purchase shares of common stock, were issued in this private placement, in exchange for: (i) proceeds of $249,600 for 96,000 shares and 96,000 warrants; (ii) Internet website assets valued at $35,950 for 4,000 shares and 4,000 warrants and cash consideration (2,000 shares and 2,000 warrants were issued to Moiz Balkhi and 2,000 shares and 2,000 warrants were issued to Robert H. Savar in separate transactions for separate assets); (iii) consulting services rendered by William Bromley, a doctor of chiropractic, in connection with his assistance in the design and format of our website, valued at $5,200 for 2,000 shares and 2,000 warrants.
Holder                   Number of Shares and Warrants Issued

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

In connection with the Merger, the Company issued to the following persons unregistered shares of common stock in exchange for an equal number of shares of common stock of GoHealth.MD Inc., the Delaware corporation. All of these persons were the founders of GoHealth.MD Inc., the Delaware corporation, and were issued the aggregate 3,000,000 shares from GoHealth.MD Inc. at par value of $0.001 per share, or $3,000.
Sandra Vernon                         2,000,000

William Hanna                           500,000

Kevin O'Donnell                         500,000

On November 16, 1999, the Company entered into a consulting agreement with MCOM Management Corp. ("MCOM"), a Delaware corporation, in exchange for 350,000 shares of common stock. MCOM is wholly owned by Michael Morfit, an accredited investor. MCOM agreed to render management consulting, strategic planning and marketing and advisory services in exchange for: (i) $5,000 per month through October 2000; (ii) 300,000 shares of common stock; and (iii) warrants to purchase 500,000 shares of common stock through December 31, 2001, at exercise prices of $1.00 for the first 100,000 shares and $2.00 per share for the next 500,000 shares. On December 13, 1999, MCOM exercised warrants to purchase 50,000 shares of the Company's common stock and tendered $50,000 for the $1.00 warrant exercise price.
On January 10, 2000, MCOM also acquired a warrant for 75,000 shares of the Company's common stock for $75,000 and, on the same day, exercised the warrant to purchase 75,000 shares of the Company's common stock for another $75,000. The warrants were purchased in the Company's private placement described below. This resulted in a charge of $300,000 because the market price of the stock was $4.00 per share. On August 24, 2000 the company reduced the exercise price of $2.00 to $1.00 per share on warrants to purchase common stock which were issued to MCOM pursuant to a consulting agreement entered into on November 16, 1999. On that same date MCOM, exercised these warrants. The Company recorded consulting expense of $100,000 based upon the change in the exercise price of the warrants.
In the fiscal year 2000, the Company completed a private placement of warrants commenced in connection with the Merger in November 1999. All securities sold were made pursuant to exemptions under
Section 4(2) under the Securities Act of 1933, as amended (the "Act"), to accredited investors pursuant to Rule 506 under the Act. No underwriting discounts or commissions were paid in connection with the sale of any of these securities.
From November 12, 1999 to January 11, 2000, the Company conducted a private placement of warrants to purchase shares of common stock to the following persons, who were stockholders of the Company as a result of the Merger. Each of these warrants were purchased for $1.00, have an exercise price of $1.00 per share and expire on
December 31, 2002.   From January 1 to January 11, 2000, the
Company sold 110,000 Series A warrants in connection with the private placement. The warrant was priced at $1 per share and based on the market value of the common stock of the Company on December 22, 1999 of $5 per share, created a beneficial conversion feature to the warrant holders amounting to $3 per share. The Company recognized an expense of $330,000 in the first quarter of 2000 arising from the sale of these 110,000 Series A warrants.
Holder               Shares Issuable Upon Exercise of Warrants

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

On January 24, 2000, the Company entered into an agreement and acquired the right, title and interest to the Healthsites.com domain name from a third party. The Company planned to operate the website and to introduce a separate search engine service using that domain name. The Company acquired these assets for the purchase price of $20,000 and the issuance of 50,000 shares of its common stock valued at approximately $200,000 and the issuance of an option to purchase 100,000 shares at a price of $2.00 per share until August 27, 2009.

On February 4, 2000, the Company granted to a consultant an option to purchase 100,000 shares of its common stock at an exercise price of $1.00 until December 31, 2001. This resulted in a charge of $300,000 because the market price of the stock was $4.00 per share.


On March 10, 2000, the Company entered into a consulting agreement with ABSI. In return, the Company issued 10,000 shares of its common stock and a warrant to purchase 100,000 shares of common stock at $1.50 per share until March 10, 2005. The Company will recognize consulting expense of $387,000 over the life of the agreement based on the market value of its common stock on the date of the agreement.

On April 20, 2000 the Company entered into an agreement with a consultant, Joel Johnston, to provide technical services in exchange for $7,800 per month for services rendered beginning on February 1, 2000, and extending indefinitely until cancelled by either of the parties upon two days written notice. The Company also agreed to issue up to 200,000 shares of common stock in accordance with a schedule beginning on April 20, 2000 and ending February 1, 2001. The Company recorded consulting expense upon each issuance of shares of common stock in connection with the agreement. For the year ended December 31, 2000, this totaled $351,613 based on the market price of the common stock upon each issue date.

On May 30, 2000 the Company granted 1,000 options to a consultant for services rendered during the second quarter of 2000. The options, which vested immediately, can be exercised until June 30, 2002, at $1.00 per share. Also on this date, the Company issued 100,000 shares of common stock to a consultant for services rendered through September 30, 2000. The Company recognized consulting expense of approximately $4,000, the intrinsic value of the options, at the date of grant, and approximately $500,000, the intrinsic value of the stock, over the period of the agreements, which ended September 30, 2000.

On June 20, 2000 the Company sold 50,000 Series A warrants for $50,000 to an investor. As indicated above, these warrants can be exercised at $1.00 per share until December 31, 2002. The market price of the Company's common stock on June 20, 2000 was $4.25, and created a beneficial conversion feature to the warrant holder of $2.25 per warrant. As a result of this transaction, the Company recorded $112,500 as a charge in computing net loss on common stock.

On July 13, 2000, the Company issued 100,000 shares of common stock to a private company for services pursuant to an agreement to enter into a business combination. This transaction was cancelled. The Company recognized consulting expense of $437,500 based on the market price of its common stock on the date these shares were issued, pursuant to the letter of intent underlying this proposed combination.
The Company agreed with certain selling stockholders to file with the Securities and Exchange Commission, under the Securities Act of 1933, as amended, a registration statement on Form SB-2 with respect to the resale of the shares of common stock, and agreed to prepare and file such amendments and supplements to the registration statement as necessary to keep the registration statement effective for one year following the date it was declared effective. Brokerage commissions and similar selling expenses, if any, attributable to the sale of shares were to be borne by each selling security holder. The Company agreed to indemnify some of the selling security holders against certain liabilities, including liabilities arising under the Securities Act.
Shares were registered in the SB-2 filed in January 2000 and amended through June 2000. Shares registered in the offering included:

     Shares issuable upon exercise of warrants       839,500

     Shares issuable upon exercise of options        456,000

     Common Shares                                 1,090,000

     Total shares registered:                      2,385,500

     Shares outstanding after the offering:        5,845,113

Many option holders became selling shareholders under the Registration Statement. The Selling Shareholders were as follows:

Name            Shares of Common     Shares    Shares   Pct.
                Before Offering      Offered   After

MCOM Management     683,000 (1)       683,000      0       *
Corp.

MCM Stork Fund      100,000           100,000      0       *
LP

Carribean            20,000            20,000     0        *
Communications

Neil Messina         10,000            10,000     0        *

Cindy Dolgin         10,000            10,000     0        *

Gerald Golub         10,000            10,000     0        *

June Morfit           5,000             5,000     0        *

Alfred Molina         5,000             5,000     0        *

Robin Villani         5,000             5,000     0        *

Michael Fazio         2,000             2,000     0        *

Thomas Butterfield    5,000             5,000     0        *
Inc.

Jeffrey Morfit       20,000            20,000     0        *

Sandra Vernon       200,000         2,000,000    1,800,000 30.5%

Prometrics          250,000(2)        250,000      0       *
Consulting Inc.

Martin Ciner         20,000(3)         24,000    4,000     *

Michael Marks        15,000            23,000    8,000     *

Scott Hankinson      60,000(3)         68,000    8,000     *

Marketing Manag.     15,000(3)         19,000    4,000     *
Prof.

Joseph McGowen       15,000(3)         19,000    4,000     *

Robert Lipinski      50,000(3)         54,000    4,000     *


(1) Includes 350,000 shares issuable upon exercise of warrants.
(2) Includes 100,000 shares issuable upon exercise of options and includes 100,000 shares issuable upon exercise of Series A Warrants.
(3) Issuable upon exercise of Series A Warrants.
(4) Includes 100,000 shares issuable upon exercise of warrants.
(5) Issuable upon exercise of options.
(6) Consists of all shares owned by the selling security holders and which are issuable upon outstanding options and warrants as of June 20, 2000, plus the shares included in the SB2.
(7) Assumes the sale of all shares registered in SB2.
(8) * Represents less than 1%.
The Company did not receive any proceeds from the sale by the selling stockholder's of the common stock. The shares of common stock were available to be sold from time to time by the selling stockholders at prevailing market prices. During the year 2000, a total of 995,000 shares were issued pursuant to the exercise of warrants. The Company used these proceeds for general corporate purposes.

On August 22, 2000 the Company filed a Form S-8 to register 350,000 shares issued to a consultant, Marc Sporn on July 24, 2000 for services rendered through that date. The Company recorded consulting expense of $1,575,000 based on the market price of its common stock on the date these shares were issued.

On October 1, 2000 the Company entered into agreements with five consultants for services rendered over a one year period. The Company issued 250,000 shares of common stock to these consultants on that date. The Company recognized consulting expense of $953,000 based on the market price of its common stock on that date and amortized this amount all in the last quarter of the year, based on the uncertainty of future operations.

On October 2, 2000 the Company granted 500,000 warrants exercisable at $1 per share and 100,000 warrants exercisable at $2 per share to a consultant for services to be rendered over a three year period. Prior to their being exercised, the Company repriced 350,000 of these warrants to $.10 and 250,000 to $.40 when the market price of the common stock of the Company was $.50. These warrants were exercised in December 2000. The Company recorded consulting expense of $138,500 based on the fair value of these warrants and wrote off this expense immediately due to the uncertainty of future operations.

Additionally, the Company recorded $148,000 as additional paid-in capital arising from the estimated value of services contributed by Dr. Vernon.

The holders of common stock have one vote per share on all matters (including election of directors) without provision for cumulative voting. Thus, holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all of the directors, if they choose to do so. The common stock is not redeemable and has no conversion or pre-emptive rights. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and the holders of the Company's senior securities. The Company may pay dividends, in cash or in securities or other property when and declared by the board of directors from funds legally available therefor, but has paid no cash dividends on its common stock.

PART IV
Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this Report.
Overview
The Company was duly incorporated under the laws of the State of Nevada on July 24, 1980. On November 10, 1999, the Company's wholly-owned subsidiary, Nugget Holding Company, merged into GoHealth.MD Inc. ("GoHealth"), a Delaware corporation, a development stage company (the "Merger"). Prior to the Merger, the Company had no operations and sought to consummate a business combination with another company that had operations. As a result of the Merger, GoHealth became the Company's wholly-owned subsidiary, and the shareholders GoHealth received 81% of the Company's outstanding common stock.
On January 19, 2000, the Company changed its name to GoHealth.MD Inc. For accounting purposes, the Merger was treated as GoHealth acquiring Nugget Exploration, Inc., and hence for this Management's Discussion section and accounting purposes, references to the "Company," refers to the operations of GoHealth.MD Inc., the Delaware corporation. The Company also changed our accounting year to the calendar year, the accounting year of GoHealth.MD Inc., the Delaware corporation.
For the year ended December 31, 1999, the Company had not conducted any significant business. For the year ended December 31, 2000, the Company formulated, re-formulated, and began to implement its business strategy, including developing or purchasing necessary technology. Because of the lack of significant prior operations, assets and industry position, it must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if the Company is successful in raising all the capital required.
Prior to November 1999, the Company principally focused its business strategy on the registration and marketing of .MD domain names to operating healthcare websites. Then, the Company altered its strategy to center on deriving revenues from Internet health portals. As a result, prior to the Merger, the Company acquired the following assets: the Healthmall.com domain name; and (ii) Hlthmall.com domain name and website.
Initially, the Company sought to derive revenues primarily by selling space on its website to advertisers and through affiliations with other entities. Throughout fiscal 2000, the Company tweaked its revenue model to address more traditional means of generating sales of product and services, in addition to its advertising revenues. Now, the Company's business focuses on (i) operating health related Internet sites; (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter;
(iv) selling brand specific vitamins via the Internet; and (v) engaging in business combinations and joint ventures with health-related information and services providers.
The primary focus of the business is the website www.Healthmall.com, which forms the core of an Internet-based consumer healthcare network. The website consisting of a consumer-focused, interactive, informational and e-commerce site. The site also has affiliate relationships with other operators of health-related websites. The website currently focuses on alternative healthcare with the following components: healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare; and access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians. As a long-term strategy, the Company's seeks to develop network affiliates, such as health and fitness websites, to provide easy access to the information and services offered on www.Healthmall.com to customers of affiliate websites. To date, the Company has established at least two network affiliates. Management believes that its will benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com. On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. As a result, the Company has become eligible to own the entire website. See subsequent events.
On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name. On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the website, www.Healthsites.com, was developed but not yet completed throughout fiscal 2000.
Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which is directed to chiropractors and contains health related information. Management believes that this newsletter will yield revenue from subscription based and informational services once this program is fully implemented.
Business Strategy
The Company's primary objectives are to establish (i) Healthmall.com as a trusted and comprehensive source of consumer healthcare information and services on the Internet; and (ii) Healthsites.com search engine as a comprehensive search engine for healthcare. Accomplishing these goals would provide advertising revenues in addition to exposure for services and products sales. Additional objectives include providing various healthcare practitioner services, including informational services in the Company's subscription based newsletter. Lastly, the Company seeks to sell Vitalab products.
The Company's business strategy incorporates the following key elements:
Establish the Healthmall.com Brand. To create a strong brand by empowering individuals to better manage their personal health. The Company also intends to enhance its brand through the establishment of associations with notable leaders in the consumer healthcare field, such as the reputation of noted radio personality Dr. James Corea, who unfortunately passed away in March 2001. The Company is currently engaged in a campaign to increase awareness of the Healthmall.com. brand among consumers, healthcare professionals, and other websites. It intends to allocate significant resources to further develop and build brand recognition through on-line advertising, general advertising, strategic alliances and other marketing initiatives.
Provide Consumers with Healthcare Content of High Quality. On the Healthmall.com website, the Company currently provides users with high quality healthcare content, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, and access to medical databases, publications, and real-time medical news. The Company provides its users as well as other websites with access to proprietary information about alternative medicine. Syndicate Content Through Affiliates to Promote Traffic Growth. The Company has entered into an agreement with Dr. James Corea to operate and provide content to the website Healthyfirst.com. It also has a nonexclusive agreement with Pharmor Corporation, a leading pharmacy chain, to use Healthmall.com as a source for consumer healthcare content on the website, www.pharmor.com. Provide Consumers with Unique Features and Tools. The Healthmall.com website is designed to provide easy access to innovative features and tools. The Company hopes to add useful tools to enable our users to personalize their on-line experience. The Company believes that unique tools and features will encourage users to visit the website frequently and increase the likelihood of users selecting Healthmall.com as their preferred website for health-related issues.
Provide an Attractive Advertising Site. The ability to target specific users, the interactive nature of the Company's website and the demographic characteristics of its users, should be attractive to pharmaceutical, healthcare and other companies that advertise on the Internet. By identifying users interested in a particular health-related topic or who desire to address a particular health condition, advertising can hopefully be delivered in a highly targeted manner.
Provide Services to Practitioners. Company continues to provide services to healthcare practitioners. This includes the circulation of a subscription based alternative health newsletter. Additional, during fiscal 2000, the Company made available Internet services to practitioners. This included website development services, directory listings and .MD domain names. The Company has also attempted, without success thus far, to enter into agreements to provide other information and services to practitioners by acquiring or investing in other service providers.
Revenue Opportunities.
The Company remains a development stage company, and as of December 31, 2000, it had not conducted any significant operations. The Company's business focuses on (i) operating health related Internet sites, (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter; (iv) selling brand specific vitamins via the Internet; and (v) entering into business combinations and joint ventures with health-related information and services providers.
The primary focus of the business is the website www.Healthmall.com, which forms the core of an Internet-based consumer healthcare network. The website consisting of a consumer-focused, interactive, informational and e-commerce site. The site also has affiliate relationships with other operators of health-related websites. The first website, www.Healthmall.com, was launched in November 1999. The website currently focuses on alternative healthcare with the following components: healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare; and access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians. As a long-term strategy, the Company's seeks to develop network affiliates, such as health and fitness websites, to provide easy access to the information and services offered on www.Healthmall.com to customers of affiliate websites. To date, the Company has established at least two network affiliates. Management believes that its will benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com.
On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. As a result, the Company has become eligible to own the entire website. See subsequent events.
On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name. On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the website, www.Healthsites.com, was developed but not yet completed throughout fiscal 2000.
Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which is directed to chiropractors and contains health related information. Management believes that this newsletter will yield revenue from subscription based and informational services once this program is fully implemented.
Healthcare is large segment of the U.S. economy, and health and medical information represent significant areas of interest on the Internet. Management believes that companies that establish a clear brand identity as a trusted source of on-line consumer healthcare information and services will have a significant opportunity to capitalize on multiple revenue sources, including the sale of information, products, and services, as well as advertising. Marketing
The Company has formulated several aspects of a marketing plan to create brand identity and loyalty. This includes distribution relationships with leading search engines and portal companies, as well as with major Internet access providers. Distribution relationships serve to build our brand and drive traffic to the Healthmall.com website. The Healthmall.com website is listed on several major search engines, for free, and on others, for which the Company pays a fee. The Company also advertises its websites and services through major trade shows, such as the Natural Health Food Expo and the Florida Chiropractic Association convention. Additionally, the Company uses mailing lists, as well as E-mail and various selective media outlets, such as the Journal of the American Medical Association and other largely circulated medical and speciality medical journals, such as the Journal of the American Chiropractic Association.
Business Combinations and Investments
The Company engaged in a strategy during the year ended December 31, 2000 to develop business through business combinations, joint ventures or other investments in health-related Internet and non-Internet businesses. This strategy has not proved effective thus far.

On July 28, 2000, the Company entered into an agreement to purchase the assets of a business involved in the alternative medicine information industry for $12,500. The Company made an initial $5,000 payment and failed to complete the transaction. Management remains unable to exercise control over this investment and consequently has reserved the total value of this investment.

In September, 2000, the Company entered into an agreement and plan of merger with Herb Companion Press, a private company. This merger was not completed and the Company executed mutual releases with the parties involved.
On October 13, 2000, the Company sought to enter into an agreement with Prometrics Consulting Inc., a Pennsylvania privately held corporation ("Prometrics"). Accordingly, the Company issued 1,000,000 shares of common stock pursuant to a letter of intent to enter into an agreement under which Prometrics was to provide the Company with comprehensive management and support services, including but not limited to legal, financial, human resources, information technology services, real estate services and web hosting services for a period of three years. Also, the Company would own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity would be owned by Prometrics. GoHealthNetwoRx would be engaged in master contract administration of professional services to early stage growth companies. Included in the letter of intent was the requirement that the Company issue to Prometrics an additional 1,000,000 shares of common stock when the cumulative revenue of the Company reached $4,000,000 over a three year period, and an additional 1,000,000 shares of common stock when the cumulative revenue of the company reached $8,000,000 over a three year period. This transaction was not completed, and the corporation was not formed. Management has therefore reserved the total value of this investment.
Plan of Operations
The Company's objective is to establish Healthmall.com and other websites as a trusted and comprehensive source of consumer healthcare information and services on the Internet. Healthmall.com was created to empower consumers to better manage their personal health with comprehensive, relevant and timely information.
To grow operations and increase revenue, the Company will need incur significant advertising and promotional expenses and will need to hire additional personnel in all phases of operations. There can be no assurance that the Company will have the resources to increase advertising and promotional expenses or to hire the necessary personnel and managers in order to achieve growth in operations and revenues, and any failure to do so could have a material adverse effect on operating results.
The Company's growth strategy relies on the ability to raise further capital and upon the skills of management. There can be no assurance of success in these endeavors. Forces that can contribute to the failure to implement this growth strategy include, among other things: (i) regulatory bodies and governmental regulations affecting operations; (ii) availability of funding on a timely basis; and (iii) functionality. If the ability to expand the network infrastructure is constrained in any way, the Company could lose customers and suffer damage to operating results.
The Company has a very limited operating history on which to base an evaluation of our business and prospects. Future prospects must be considered in light of the risks uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new evolving markets such as the Internet market. In view of the rapidly evolving nature of the business and limited operating history, period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.
Results of Operations
For the year ended December 31, 2000, the Company had total revenues of $43,491, compared with $80 for the year ended December 31, 1999. For the year ended December 31, 2000, the Company had a net loss of $ 11,156,343, or $2.21 per share, compared with a net loss of $1,404,550, or $0.34 per share, for the year ended December 31, 1999.
For the year ended December 31, 2000, expenses totaled $10,756,384, compared with $596,520 for the year ended December 31, 1999. The increase in expenses was due to the increase in consulting expenses to increase capital and devise a profitable business strategy, advertising expenses to create brand recognition, write downs for Internet expenses and unwinding of proposed mergers, and operational development costs. In addition the company incurred a charge of $150,000 for writing down website costs for the fiscal year ended December 31, 2000. Certain charges occurred in connection with conversion features of warrants and common stock. See attached financial statements and notes thereto.
Management believes that the losses incurred because of the development and redirection of the Company and the untested revenue models associated with registering domain names and providing a portal of content from which to derive advertising and syndication revenues. Management feels that it has been faced with a deteriorating economy and current adverse business conditions in the Internet industry. It hopes that if conditions improve, it will be able to attract needed levels of customers to its websites and sales of domain names will accelerate. In the meantime, it plans to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing.
Additional losses occurred because of the inability to consummate appropriate mergers or business consummations due to nonpayment or the inability to raise funds. The new board of directors, who took their positions after the fiscal 2000 year end, anticipate developing new business strategies after having the opportunity to review existing records, which they are still in the process of accumulating. The new board believes advertising revenues may not increase significantly from an information portal to justify advertising and other operational expenditures.
Liquidity and Capital Resources
Since its inception on February 23, 1999, and through December 31, 2000, the Company has sustained losses totaling $12,560,893. It has a working capital deficit at December 31, 2000 of $922,386. Since inception, the Company has financed operations primarily through private equity financing.
In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or that will be able to obtain the necessary funds to fund operations.
During 1999, the Company acquired the following significant business assets:
Healthmall.com Domain Name. This domain name was purchased on April 26, 1999 from Moiz Balkhi, doing business as as Computerized Professional Enrichment Services, for $5,500 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003, valued a $5,200.
Hlthmall.com Domain Name and Website. This domain name and associated website was purchased on April 26, 1999 from Robert H. Savar for $20,000 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003 valued at $5,200.
James Corea's Vitalabs. On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, to purchase certain rights regarding the www.healthyfirst.com website into perpetuity for $25,000. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website.
In these purchase, the Company used $240,727 from operating activities and $90,384 in investing activities which consisted of: the purchase of website assets for $45,300; the purchase of furniture and equipment in the amount of $6,900; and liabilities assumed in connection with the Merger of $39,075.
In 1999, the Company received $369,902 from financing activities, which included proceeds from the sale of common stock and stock warrants, proceeds of notes payable and proceeds from officer's loan.
As a result of the foregoing, cash increased by $38,791 to $38,791 for the year ended December 31, 1999.
For the year ended December 31, 2000, cash decreased due to business strategies, including investments in joint ventures or business combinations, research and development, and marketing expenditures.

The Company engaged in a strategy during the year ended December 31, 2000 to develop business through business combinations, joint ventures or other investments in health-related Internet and non-Internet businesses. This strategy has not proved effective thus far.

On July 28, 2000, the Company entered into an agreement to purchase the assets of a business involved in the alternative medicine information industry for $12,500. The Company made an initial $5,000 payment and failed to complete the transaction. Management remains unable to exercise control over this investment and consequently has reserved the total value of this investment.

In September, 2000, the Company entered into an agreement and plan of merger with Herb Companion Press, a private company. This merger was not completed and the Company executed mutual releases with the parties involved.
On October 13, 2000, the Company sought to enter into an agreement with Prometrics Consulting Inc., a Pennsylvania privately held corporation ("Prometrics"). Accordingly, the Company issued 1,000,000 shares of common stock pursuant to a letter of intent to enter into an agreement under which Prometrics was to provide the Company with comprehensive management and support services, including but not limited to legal, financial, human resources, information technology services, real estate services and web hosting services for a period of three years. Also, the Company would own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity would be owned by Prometrics. GoHealthNetwoRx would be engaged in master contract administration of professional services to early stage growth companies. Included in the letter of intent was the requirement that the Company issue to Prometrics an additional 1,000,000 shares of common stock when the cumulative revenue of the Company reached $4,000,000 over a three year period, and an additional 1,000,000 shares of common stock when the cumulative revenue of the company reached $8,000,000 over a three year period. This transaction was not completed, and the corporation was not formed. Management has therefore reserved the total value of this investment.
Management intends future offerings to increase operating capital, and implement operational changes to increase revenues. Absent the ability to accomplish these objectives, the Company will have difficulty continuing to operate, as its capital deficit continues to increase.
RISK FACTORS
Investment in the Company's securities involves a high degree of risk. The Company is a development stage company and its business strategy may not be successful. It commenced Internet operations with the www.Healthmall.com website in November 1999 and for the period ended December 31, 2000, generated only minimal revenues. As a development stage company, the risks and difficulties faced include the ability to: attract an audience of users to the Internet-based consumer healthcare network; increase brand awareness; offer compelling on-line content, services and e-commerce opportunities; attract a large number of advertisers who desire to reach users; respond effectively to the offerings of competitive providers of healthcare information on the Internet; continue to develop and upgrade technology; and attract, retain and motivate qualified personnel.
The Company depends on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. There can be no assurance that the business strategy will be successful or that the Company will successfully address these risks or difficulties. If it fails to address adequately any of these risks or difficulties, the business would likely suffer. In such case, the trading price of the Company's common stock could decline and investors could lose all or a part of their investment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements for detailed information on our extremely limited operating history. The Company has a history of losses, negative cash flow and anticipate continued losses. As a development stage company, the Company can expect to continue to incur losses, significant operating and capital expenditures in areas such as expansion of advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Success in obtaining additional funding will determine the ability to continue and expand operations. There can be no assurance that the Company will ever achieve or sustain profitability or that operating losses will not increase in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and accompanying financial statements.
The Company has a working capital deficit and capital requirements will require additional financing which may not be available. The Company will need to obtain additional debt or equity financing to fund the costs of continuing operations until achieving positive cash flow. The Company has no current commitments or arrangements for additional financing and there can be no assurance that any additional debt or equity financing will be available to us on acceptable terms, or at all. If the Company is unable to satisfy its capital requirements, its may not be able to effectively compete in the marketplace or continue operations.
The Company must establish, maintain and strengthen its brand in order to attract users to its network and generate advertising. To succeed in establishing brand identity, the Company must enable healthcare consumers to perceive it as a trusted source of healthcare information, and persuade advertisers, merchants and manufacturers to perceive it as effective marketing and sales channel for their products and services. The Company will need to increase substantially its marketing budget in efforts to establish brand recognition and loyalty. The Company's business could be materially adversely affected if marketing efforts are not productive or if brand identity is not strengthened.
The Company's business model has relied in large part on Internet advertising and sponsorship activities which may not be effective or profitable marketing media. The Company's future is highly dependent on sustained use of the Internet as an advertising medium. The Company has relied almost exclusively on Burst! Media, L.L.C., the on-line property representation company, to provide with advertising sales services. Demand and market acceptance for Internet advertising solutions are uncertain. Most of current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires that acceptance of a new way of conducting business, exchanging information and advertising products and services. There can be assurance that the market for Internet advertising will emerge or become sustainable. If the market for Internet advertising fails to develop sufficiently or rapidly enough, then the ability to generate advertising revenue would be materially adversely affected, causing a material adverse impact to the Company.
Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project future advertising rates and revenues. Advertising revenues could be adversely affected if by an inability to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.
The Company depends on third parties to provide content pursuant to nonexclusive arrangements, which are short-term or terminable. The Company intends to produce only a portion of the healthcare content that found on the Healthmall.com network. Sources of content currently include PR Newswire and National Library of Medicine. During fiscal 2000, the Company discontinued its relationship with Facts and Comparisons, which became the subject of litigation. See subsequent events. As health-related content grows on the Internet, competition for the best product suppliers will increase, which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the Healthmall.com network less attractive or useful for an end user, which could reduce advertising revenues. The Company can provide no assurances that it will be able to maintain relationships with third parties that supply content, software or related products or services that are crucial to success, or that such content, software, products or services will be able to sustain any third-party claims or rights against their use. Also, there can be no assurance assure that the content, software, products or services of those companies that provide access or links to the Company's website will achieve market acceptance or commercial success. Accordingly, the Company cannot assure that existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues.
The Company depends on links to its websites from unrelated parties to increase traffic on its websites, and thereby increase advertising and other revenues. The Company cannot provide assurances that the third parties regard these relationships as important to their own respective businesses and operations. They may decide not to provide website links at any time in the future and may develop their own competitive services or products. Further, to expand the traffic to the Company's websites, it may need to enter into strategic alliances, which may involve the payment of significant funds for prominent or exclusive carriage of healthcare information and services. Such transactions are premised on the assumption that the traffic obtained from these arrangements would yield revenues in excess of the payments made. This assumption is not yet proven, and if unsuccessful, they could result in the failure to generate sufficient resources to offset expenditures, causing a material, adverse impact.
To execute its growth plan, the Company must attract, retain and motivate highly skilled employees. Significant competition from other Internet and new media companies exists. The ability to execute growth plans and be successful also depends on the ability to attract, retain and motivate highly skilled employees. To date, the Company has relied on Leonard F. Vernon, its President, as its only employee, as well as third party consultants to develop and operate its business. Subsequent to fiscal 2000, Dr. Vernon resigned his positions with the company. See subsequent events.
As growth continues, the Company will need to hire additional personnel in all operational areas. Competition for qualified personnel is intense. The Company may be unable to retain or attract, assimilate or retain other highly qualified employees in the future, which would materially, adversely affect the business. An inability to manage growth could harm the business. If the Company becomes unable to manage our growth effectively, the business, results of operations and financial condition could be adversely affected.
The inability to expand infrastructure could result in the loss of customers and damages to operating results. Presently, a relatively limited number of consumers use the websites. The Company may not be able to project accurately the rate or timing of increases, if any, in the use of its websites or to expand and upgrade, or afford to pay companies to expand and upgrade, systems and infrastructure to accommodate such increases.
The Company must continue to expand and adapt the network infrastructure to accommodate additional users, increase transaction volumes and changing consumer and customer requirements. Systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause users to instead use the on-line services of our competitors. The Company may suffer computer system failures. Computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. The Company lacks full redundancy for all of our computer and telecommunications facilities and does not maintain a backup data facility. It also lacks any type of business interruption insurance to afford protection in the event of a catastrophe. If a computer system failure occurs which prevent consumers from accessing websites, the business will be adversely affected.
If Healthsites.comT is not successful, the business will suffer. The Healthsites.comT search engine service launched on March 23, 2000. Substantial resources have been expended to acquire the name "Healthsites.com" and to develop the website. Upon widespread commercial introduction, this program will not be able to satisfactorily perform all of the functions for which it is being designed or that it is not reliable or durable in extensive applications. Healthsites.com (TM) search engine service is relied upon to provide advertising revenues in the future. The inability to succeed in this regard will materially, adversely impact the business.
The Company may have liability for information provided on its websites or which is accessed therefrom. Because users of the website access health content and services relating to a condition they may have and may distribute corporate content to others, third parties may sue for defamation, negligence, copyright or trademark infringement, personal injury or other matters. Liability could arise if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online entities in the past. Others could also sue for the content and services that are accessible from corporate websites through links to other websites or through content and materials that may be posted by users in chat rooms or on bulletin boards. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on the Company's reputation and business. Consumers may also sue if any of the products or services which sold on or through websites are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. This could produce a material, adverse impact on the Company.
The inability to protect adequately proprietary rights may harm the business. The Company relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other contractual provisions to protect proprietary rights. Notwithstanding these safeguards, it may be possible for competitors to imitate corporate products and services or to develop independently noninfringing competing products and services. Such actions could materially and adversely affect the number of users of the websites, which would materially and adversely affect the business.
The Company has applied for federal registration of the mark "GoHealth.MD" and "Healthsites.com", as well as other service and trademarks deemed important. A potentially conflicting pending application has been made with the US Department of Commerce's Patent and Trademark Office with regard to "GoHealth.MD." If the right to use this mark is lost, the Company could be forced to change its corporate name and adopt a new domain name. These changes could confuse current and potential customers and adversely impact brand identity and business.
The Company has limited sales, marketing and management experience. Although our fiscal 2000 President, Leonard F. Vernon, has experience in marketing other products, he has only limited marketing experience with Internet products and services. The Company has on occasion hired outside consultants and independent contractors, and will need to hire sales and marketing personnel. There can be no assurance that such personnel will be able to work effectively. The inability to hire adequate personnel could materially, adversely affect the business.
Rapid technological change in the industry could outdate the websites and services. The market for the Company's websites is characterized by rapidly changing technology and continuing development of customer requirements. The future success of the business will depend in large part upon the ability to develop and market websites at an acceptable cost, and successfully anticipate or respond to technological changes in customer requirements on a cost-effective and timely basis. There can be no assurance that development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render technology or websites obsolete or uncompetitive. In addition, to the extent that technologies or equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment. If unable to acquire or implement such new technologies or equipment, the Company will not be able to effectively compete in the marketplace.
Consumers and the healthcare industry must accept the Internet as a source of healthcare content and services for our business model to be successful. To be successful, the Company must attract significant number of consumers as well as other participants in the healthcare industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. The Company's business model assumes that consumers will use healthcare information available on its network, that consumers will access important healthcare needs through electronic commerce using websites, and that local healthcare organizations will affiliate with the Company. This business model is not yet proven, and if unable to successfully implement the business model, the Company may not be able to continue our business.
The Company competes in the Internet industry with a number of other companies, including larger, well-known entities that possess greater financial resources. It competes directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including: health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org, mediconsult.com, onhealth.com, thriveonline.com and webmd.com; on-line and Internet portal companies, such as America Online, Inc., drkoop, Inc., Microsoft Network, Yahoo! Inc., Excite, Inc., Lycos Corporation and Infoseek Corporation; electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on the Company's website; hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups. Many of these actual and potential competitors are likely to enjoy substantial competitive advantages compared to us, including: the ability to offer a wider array of on-line products and services; larger production and technical staffs; greater name recognition and larger marketing budgets and resources; larger customer and user bases; and substantially greater financial, technical and other resources.
Increased competition could result in decreased website traffic, a loss of revenues or a reduction in prices or an increase in losses from operations. To be competitive, the Company must respond promptly and effectively to challenges of technological change, evolving standard of our competitor's innovations by continuing to enhance product and service offerings. There is no assurance that the Company will have the financial resources, technical expertise, marketing and support capabilities to continue to compete successfully. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Please see "Business-Competition."
Since the Company operates an Internet network, its business is subject to government regulation relating to the Internet, which could impair operations. In addition to regulations applicable to businesses generally, law and regulations directly applicable to electronic commerce may apply. Although currently few such laws and regulations presently exist, state, federal and foreign governments may each adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to the Company's our products and services. This decrease in the demand for its products and services would seriously harm its business and operating results.
Any new laws and regulations may govern or restrict the following issues: user privacy; the pricing and taxation of goods and services offered over the Internet; the content of websites; consumer protection; and the characteristics and quality of products and services offered over the Internet.
For example, the Telecommunications Act of 1986 prohibits the transmission of certain types of information and content over the Internet. The scope of this Act's prohibition is currently unsettled. In addition, although courts recently held substantial portions of the Communications Decency Act unconstitutional, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in Internet commerce to liability.
Since the Company operates a healthcare network over the Internet, its business may be subject to healthcare regulation and other matters unique to the healthcare area. Laws and regulations have been or may be adopted with respect to the provision of healthcare-related products and services on-line, covering areas such as: the regulation of medical devices; the practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals on-line; and the regulation of government and third-party cost reimbursement.
FDA Regulation of Medical Devices. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. The Company does not believe that current applications or services will be regulated by the FDA; however, applications and services may become subject to FDA regulation. Additionally, application and service offerings may expand into areas that subject us to FDA regulation. The Company has no experience in complying with FDA regulation. Complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent introduction of new applications or services.
Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology required licensing under applicable state law. While the Company does not believe its websites and affiliate relationships violate state licensing requirements, a state regulatory authority may at some point allege that some portion of the business violates these statutes. Any such allegation could result in a material adverse effect on the business.
Federal and State Healthcare Regulation. The Company receives a fee when users on the website purchase health food and vitamin products from the Healthyfirst.com website. In addition, in the future, the Company may earn a service fee when users on the website purchase prescription pharmacy products. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. If the program were deemed to be inconsistent with federal or state law, the Company could face criminal or civil penalties. Further, the Company would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If such activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on the business, results of operations and financial condition.
Success depends on increased adoption of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business are likely only in the event that the Internet provides businesses with greater efficiencies and other advantages. If commerce on the Internet does not continue to grow, or grows more slowly than expected, growth would decline and the business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including: potentially inadequate network infrastructure; delays in the development of Internet enabling technologies and performance improvements; delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; changes in, or insufficient availability of, telecommunications services to support the Internet; and failure of companies to meet their customers' expectation in delivering goods and services over the Internet.
There is a limited market for the Company's common stock. Currently only a limited trading market exists. The common stock trades on the OTC Bulletin Board under the symbol "GOMD" or "GOMDE". The Bulletin Board is a limited market and subject to substantially less restrictions and limitations in comparison to the NASDAQ National Market System. Any broker/dealer that makes a market in the stock or other person that buys or sells our stock could have a significant influence over its price at any give time. The Company can provide no assurance that the market in its common stock will be sustained. As a result, common stock holders may be unable to sell readily the stock held, if at all.
The Company's stock price had been volatile. The history relating to the prices of newly public companies indicates that there may be significant volatility in the market price of the Company's common stock. As a result, holders of the Company's common stock may be subject to wide fluctuations in the value of their investment. Sales of common stock registered in a public offering could cause a decline in stock price. A significant amount of common stock coming on the market at any given time could result in dilution as well as a decline in the price of such stock or increased volatility. Shareholders may face the possible inability to sell in the secondary market. In October 1990, Congress enacted the "Penny Stock Reform Act of 1990" to counter fraudulent practices common in stock transactions of companies which do not meet certain capital requirements, trading price requirements or listings requirements. The Company currently does not meet such requirements and therefore stock transactions involving our common stock would be subject to requirements of the Penny Stock Reform Act including: brokers and/or dealers, prior to effecting a transaction in the common stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for our common stock as well as specific information about our common stock and the transaction involving the purchase and sale of the stock, such as price quotes and broker/dealer and associated person compensation; and subsequent to effecting a transaction, the broker is required to deliver monthly or quarterly statements containing specific information about our common stock. These requirements will most likely negatively affect the ability of purchasers herein to sell our common stock in the secondary market, if any.
The Company has not declared and does not intend to declare dividends. Any investor who purchases our common stock should not anticipate receiving any dividends on their common stock at any time in the foreseeable future. Payment of dividends is within the absolute discretion of the board of directors and there can be no assurances that cash dividends will ever be paid on the common stock or that their value will ever increase. The Company has does anticipate paying any dividends in the future.
Some of the Company's stockholders own a significant amount of common stock and can exercise control over all matters submitted to a vote of shareholders. As of June 20, 2000, Sandra Vernon, the wife of Leonard F. Vernon, William Hanna and Kevin O'Donnell in aggregate beneficially own approximately 64.3% of the common stock. As a result, these stockholders are able to exercise significant influence, and in most cases control, over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control that may otherwise be beneficial to investors.

The Company's independent auditors have indicated in their notes to the financial statements that the financial condition of the Company, the working capital deficit and shareholder deficit, and the lack of adequate capital may pose a substantial question of the ability of the Company to continue as a going concern. See notes to financial statements annexed hereto as an Exhibit. There can be no assurance that any capital raising efforts, or the operations of the Company, will improve the financial condition or prospects of the Company, or that the Company will continue as a going concern, or that the independent auditors will not raise a similar question in the future.

FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements which involve substantial risks and uncertainties. These forward-looking statements can generally be identified because the context of the statement includes works such as "may," "will," "except," "anticipate," "intend," "estimate," "continue," "believe," or other similar words. Similarly, statements that describe our future plans, objectives and goals are also forward-looking statements. Factual results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including those listed in "Risk Factors" and elsewhere in this prospectus.
Year 2000 Issues
The year 2000 issue arises because many computerized systems use two digits rather than four digits to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could effect an entity's ability to conduct normal business operations. It is possible that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers or third parties, will not be fully resolved. The Company has confirmed that its significant service providers are currently Year 2000 compliant. There can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent delivery of Healthmall.com, decrease the use of the Internet or prevent users from accessing Healthmall.com, any of which would have a material adverse effect on business, results of operations and financial condition. To date, the Company has not incurred any material costs in identifying or evaluating Year 2000 compliance issues.
One of our control persons was previously subject to disciplinary action in the medical industry. Dr. Vernon has a previous disciplinary action by the New Jersey State Board of Medical Examiners in which he was given an 18-month suspension of his license, 30 days of which were to be active with a monetary penalty of $3,000. Dr. Vernon failed to perform the required community service and pay the fine and the suspension was imposed for a full 18 months. This disciplinary action was taken after the determination that Dr. Vernon's application to the Educational Commission of Foreign Medical Graduates was misleading. Dr. Vernon currently possesses an unrestricted license to practice chiropractic in the State of New Jersey and there is no pending disciplinary action against him in any of the states in which he is licensed.
Item 7. FINANCIAL STATEMENTS.
See Index to financial statements on page F-1, herein.
Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
As a result of the Merger between a subsidiary of the Company and GoHealth.MD Inc., a Delaware corporation, the Company has retained the services of its merger partner's independent certified public accountant, Samuel Klein & Co., as of December 1, 1999. Jones, Jensen & Company, the previous accountant ("Jones, Jensen"), was dismissed by the board of directors on December 1, 1999, in connection with the November 10, 1999 merger. This dismissal was unrelated to Jones, Jensen's competence, practices and procedures. Jones, Jensen's financial statement reports did not contain any adverse opinion or disclaimer of opinion, but did include a going concern paragraph.
PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The executive officers and directors, their respective ages and their positions as of December 31, 2000 were as follows:

Name                     Age  Position(s) and Office(s)

Dr. Leonard F. Vernon    46   Chairman, CEO President, Treasurer
                              and Director

William D. Hanna         56   Vice President, Assistant Secretary
and
                              Director

Kevin O'Donnell          53   Secretary


Dr. Leonard F. Vernon, served as chairperson, chief executive officer, president, treasurer and a director of the Company from November 10, 1999 to March 19, 2001, when he resigned to pursue more actively his medical practice. See subsequent events. Dr. Vernon is the husband of Sandra Vernon, the Company's largest shareholder. Dr. Vernon has managed and maintained a private practice of chiropractic for over 20 years. He is licensed to practice chiropractic in New Jersey, Delaware and Pennsylvania. From 1990 to 1999, Dr. Vernon was the President and Chairman of Imaging Management Associates, Inc., a Colorado corporation, which operated diagnostic imaging centers. In 1983, Dr. Vernon received a disciplinary action by the New Jersey State Board of Medical Examiners in which he was given an 18-month suspension of his license, 30 days of which were to be active with a monetary penalty of $3000. Dr. Vernon failed to perform the required community service and pay the fine and the suspension was imposed for a full 18 months. This disciplinary action was taken after the determination that Dr. Vernon's application to the Educational Commission of Foreign Medical Graduates was misleading. Dr. Vernon currently possesses an unrestricted license to practice chiropractic in the New Jersey, Pennsylvania and Delaware and there is no pending disciplinary action against him in any of the states in which he is licensed.
William D. Hanna became a director and vice president on November 10, 1999 in connection with the Merger. Mr. Hanna continues to be a director of GoHealth.MD Inc., a Delaware corporation, which is now operated as our wholly-owned subsidiary as a result of the Merger. On March 19, 2001, after the resignation of Mr. Vernon, Mr. Hanna assumed the roles of chairperson, chief executive officer and president, as well. See subsequent events. Mr. Hanna attended Philadelphia Community College and has extensive experience in real estate and site development. Previous to his retirement more than five years ago, Mr. Hanna spent 20 years in the construction industry as a steel erector and owner of his own business. In the past five years, Mr. Hanna has served as the chief executive officer of a durable medical equipment company and has also been a co-owner of a provider of discounted health care services.
Kevin O'Donnell became the Company's secretary on November 10, 1999 in connection with the Merger. Mr. O'Donnell continues to be a director and secretary of GoHealth.MD Inc., a Delaware corporation, which is now operated as our wholly-owned subsidiary as a result of the Merger. Mr. O'Donnell is a 1976 graduate of Rutgers University (B.A. Political Science). From 1978 to 1990, he was employed by Burlington Industries as an operations manager and then as Northeast Regional Sales and Marketing Manager. From 1990 through 1998, Mr. O'Donnell served as a Director and/or Director of Operations of Imaging Management Associates, Inc, a Colorado corporation, which operated outpatient diagnostic imaging centers. Subsequent to the fiscal year end, the Board of Directors elected two replacement members on April 4, 2001, consisting of Mr. David Reichman and Mr. Gary L. Crooks. Mr. Reichman, after a five year stay with American Express Company, moved on in 1975 to form his own private consulting practice specializing in tax representation and business management. Mr. Crooks is the managing director of a branch office of SAL Financial Services, Inc. Mr. Crooks has more than twenty-five years experience in the financial industry, a third of which were as a senior equity trader at Morgan Stanley. See subsequent events.
Board of Directors
Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.
Section 16 Reporting
Certain directors did not timely file required Forms 3 after their respective appointments on November 10, 1999, until December 28, 1999. Sandra Vernon, the wife of one of our directors and our president, Dr. Leonard Vernon, acquired more than 10% of our common stock in the GoHealth merger and filed a Form 3 on December 28, 1999.
Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished under Rule 16a-3(a) in fiscal 2000, the Company is not aware of any other person who was a director, officer, or beneficial owner of more than ten percent of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.
Item 10. EXECUTIVE COMPENSATION.
The following tables set forth information with respect to the compensation received for year ended December 31, 1999 by the President and other most highly compensated individuals. No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2000, 1999, or 1998.

Name               Principal    Fiscal  Salary Bonus Stock Undrlyg.
                   Position     Year                 Optns Amount

Dr. Leonard Vernon, President   2000    -0-(1)   -0-  -0-     -0-


William Hanna, Vice President   2000    -0-      -0- 115,000(2)??

Kevin O'Donnell, Secretary      2000     -0-     -0- 115,000(2)??
(1) Dr. Leonard Vernon has never received compensation for his services. However, in the event our revenues exceed $1,000,000 or at the discretion of the board of directors, Dr. Vernon will receive an annual salary of approximately $145,000.
(3) Originally issued by GoHealth.MD Inc., the Delaware corporation, prior to the Merger.
STOCK OPTIONS GRANTED

Name      No. of Shares    Pct. of Total       Exercise Expiration
          of underlying    options granted     Price    Date
          common stock     to employees

Fiscal 1999

William Hanna   115,000         50              $0.15    2/23/06

Kevin O'Donnell 115,000         50              $0.15    2/23/06

Fiscal 2000

None

Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.
The following table sets forth certain information concerning ownership of our common stock as of March 28, 2000. The table discloses each person known to be the beneficial owner of more than five percent (5%) of GOMD common stock. The table also shows the stockholdings of our directors, as well as the shares held by directors and executive officers as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided.

Name and Address           Amount and Nature        Pct. of Class
of Beneficial Owner        of Beneficial
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

(1) Includes 450,000 shares of GOMD common stock which may be acquired upon the exercise of outstanding warrants held by MCOM. MCOM is wholly owned by Michael Morfit.
(2) Includes 158,000 shares of GOMD common stock and warrants to purchase 450,000 shares of GOMD common stock held by MCOM Management Corp., which is wholly owned by Michael Morfit. Also includes 100,000 shares of GOMD common stock held by MCM Stork Fund, L.P., which is managed by MCM Capital, L.L.C., a limited liability company for which Michael Morfit is the managing member.
(3) Includes 115,000 shares of GOMD common stock which may be acquired upon the exercise of outstanding stock options held by Mr. Hanna.
(4) Includes 2,000,000 shares owned by Sandra Vernon, the wife of Dr. Leonard Vernon. Dr. Vernon disclaims beneficial ownership of such shares.
(5) Includes 115,000 shares of GOMD common stock which may be acquired upon the exercise of outstanding stock options held by Mr. O'Donnell.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
On May 10, 1999, the Company rescinded a purchase and sale agreement with Imaging Management Associates, Inc., a Colorado corporation, and an employment agreement with Leonard F. Vernon, an officer and director of the Company in fiscal 2000, both dated December 9, 1998, due to Imaging Management Associates, Inc.'s failure to satisfy a condition required for the closing of the agreement of sale. Dr. Vernon was the President of Imaging Management Associates, Inc. at that time. Pursuant to the rescission agreement, the Company agreed with Imaging Management Associates, Inc. and, Dr. Vernon to rescind and terminate ab initio the purchase and sale agreement and the employment agreement, and all shares of common stock which were issued in contemplation of a closing of the transaction were returned and canceled.
The Company's offices are located at 2051 Springdale Road, Cherry Hill, New Jersey, which also houses the offices of Able Imaging, Inc., a wholly owned entity of William D. Hanna, one of the Company's officers and directors. The Company does not pay rent to Mr. Hanna for such facilities.
For the year ended December 31, 1999, the Company has obtained a total of $38,000 pursuant to three working capital loans from William Hanna Consultants, Inc., an entity controlled by William Hanna, one of our officers and directors. All of these notes are unsecured, require all interest and principal be repaid in one lump sum upon demand, and bear 5% interest per annum. A $25,000 April 26, 1999 Note was due to be repaid on May 26, 1999, and was extended indefinitely. No additional consideration was tendered for this indefinite extension. A $10,000 Note dated March 29, 1999, was repaid in full on January 20, 2000. The interest on this Note was waived by Mr. Hanna. A $3,000 Note dated May 2, 1999 matures on May 2, 2000. The Company has not made any payments of interest or principal on the April 26, 1999 Note or the May 2, 1999 Note. Another loan was made after fiscal 2000. On March 30, 2001, Mr. Hanna provided a non-interest bearing demand loan to the Company of $27,986. See notes to financial statements regarding subsequent events.

Sandra Vernon, Company's largest stockholder and wife of the fiscal 2000 president and director, Dr. Leonard Vernon, extended an unsecured loan to the Company due on January 3, 2000, with interest accrued at 10% per annum, in an original amount of $75,000. An amount of $56,800 remains outstanding on the debt.

Michael Marks, a stockholder, extended an unsecured loan in the amount of $25,000, with interest accrued at 5% per annum, which was due on August 31, 2000.

Kevin O'Donnell, a stockholder, extended an unsecured loan in the amount of $50,000, with interest accrued at 10% per annum, which was due December 29, 2000.

As of December 31, 2000 and 1999, the Company is indebted to its former president in the amount of $21,622. This is a non-interest bearing loan payable on demand.
Ken Kurtz currently owns less than 5% of our outstanding common stock. Prior to the November 10, 1999 Merger, however, he owned in excess of 50% of the common stock. Mr. Kurtz received 400,000 shares pursuant to a November 30, 1998 consulting agreement whereby he agreed to assist in preparing employment agreements, contracts and other filings required by the Commission and all other necessary state and Federal regulatory bodies, and in referring an independent auditor and attorney. All amounts owing to Mr. Kurtz have been paid, all services have been rendered and the agreement is no longer in effect.
According to a Financial Consulting Agreement executed on March 5, 1998, Park Street Investments Inc. assisted with administration and recapitalization. Park Street also agreed to pursue actively and negotiate a merger or business combination with a third party on the Company's behalf. GoHealth.MD Inc., the Delaware corporation, was introduced to the Company through the efforts of Mr. Kurtz and Park Street. Park Street paid all costs associated with these responsibilities through the Merger. As part of this consulting agreement, on June 22, 1998, for a $15,100 investment, the Company issued 48,709 shares of common stock to a designee of Park Street, named First Avenue, Ltd., a limited partnership organized under the laws of the State of Utah. Ken Kurtz, being a general partner of First Avenue, Ltd. and the president of Park Street, indirectly controls such shares. All amounts owing to Park Street have been paid, all services have been rendered and the agreement is no longer in effect.
In November 1999, the Company engaged Millenium Consulting Services Inc. ("Millenium") to conduct investor relations, public relations, business consulting, and strategic consulting service. Millenium performed services in exchange for warrants to purchase 30,000 shares of common stock at $0.50 per share, which it exercised in the third quarter of 2000.
On January 20, 2000, in connection with the Company's purchase of the Healthsites.com domain name from Prometrics Consulting, Inc. ("Prometrics"), Prometrics agreed to provide one hundred hours of advisory services in connection with the Healthsites.com website and to assist in developing strategic alliances for the website. For the purchase and the consulting services, the Company paid Prometrics $20,000 and issued them 50,000 shares of our common stock and an option to purchase 100,000 shares of the Company's common stock at $2.00 per share until August 27, 2009. Prometrics exercised its options for 100,000. In addition, Prometrics inadvertently received 1,000,000 shares of restricted common shares prior to a proposed merger that was unwound and canceled, and the new board of directors in the first quarter of 2001 began negotiations to retrieve the shares and renegotiate the basis for the shares.
On May 30, 2000, the Company entered into a consulting agreement with Logan Chamberlin for consulting services and expenses regarding alternative medicine applications in the Company's websites for the period from May 15, 2000 to September 30, 2000. Pursuant to the consulting agreement, the Company issued to Mr. Chamberlin 100,000 shares of its common stock. In addition, Mr. Chamberlin received but returned 3,000,000 shares of common stock in exchange for a merger with an herbal magazine company which was rescinded and canceled. See notes to financial statements.
In October 2000, the Company engaged David Reichman ("Reichman") to perform business and strategic consulting services. In exchange for his services, the Company agreed to issue Reichman 125,000 free trading shares of common stock, which is due in January 2001. Additionally, Millenium received 100,000 shares of restricted stock in October 2000.
The Company also has an outstanding obligation to pay the president of Millenium, Danielle Krooks, for work performed in fiscal 2000, in the amount of 125,000 free trading shares of common stock, which is due in the first quarter of 2001.
Subsequent Events

Director and officer Dr. Leonard F. Vernon resigned his positions with the Company on March 19, 2001 to allow him to resume a more active role with his medical practice. Director William Hanna assumed the additional responsibilities as President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Hanna has been active in the medical field for over eight years. He is currently president of the Able MRI, a magnetic resonance imaging company.
The Board of Directors elected two replacement members on April 4, 2001, consisting of Mr. David Reichman and Mr. Gary L. Crooks. Mr. Reichman, after a five year stay with American Express Company, moved on in 1975 to form his own private consulting practice specializing in tax representation and business management. Mr. Crooks is the managing director of a branch office of SAL Financial Services, Inc. Mr. Crooks has more than twenty-five years experience in the financial industry, a third of which were as a senior equity trader at Morgan Stanley.
Subsequent to the fiscal year end, the Company was named as a defendant in a lawsuit from a supplier alleging copyright infringement and nonpayment of amounts owed for services rendered. The case is styled Facts and Comparisons, a division of Lippincott, Williams, and Wilkins, Inc. v. GoHealth.MD, Inc. d/b/a www.healthmall.com, Computer Professional Enrichment Services, Marc Duey, and Lenny Vernon, O1 CV 1869 (S.D.N.Y. March 2001). The plaintiff seeks damages amounting to $300,000. Management believes the claims lack any merit whatsoever and plans to vigorously defend against the action. Management firmly believes that it had not entered into any contract nor accepted any services in the amount assert. However, management has included the total amount claimed in accounts payable.

Subsequent to the fiscal year end, the Company was also named as a defendant in a lawsuit from another supplier, styled Luckysurf.com
v. GoHealth.MD, Inc. d/b/a healthmall.com, L0191-01 (Sup. Ct. N.J. Camden Co. 2001). The amount asserted is $50,100. The complaint alleges nonpayment of amounts owed for services rendered. Management believes the claim lacks any merit whatsoever and plans to defend vigorously against the action. Nonetheless, management has included this amount in accounts payable as well.

On February 15, 2001, the principal stockholder of the Company agreed to sell up to 550,000 shares of her personal holdings of the Company's common stock to a purchaser chosen by the Board of Directors, the proceeds from which, net of any personal income tax liability arising from this sale, would be paid to the Company as a capital contribution.

On March 28, 2001 the Company's liability and comprehensive insurance coverage expired and was not renewed.
In March 2001, Dr. James Corea passed away. Dr. Corea's death may negatively affect the Company, due to the absence of his public presence on the radio and continued interaction with consumers. Under the terms of the agreement with Dr. Corea, the Company may have rights to obtain all proceeds from the entire healthyfirst.com website and plans to investigate its rights in this connection. WHERE ONE CAN FIND MORE INFORMATION
The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. One may read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public over the Internet at the SEC's website at ttp://www.sec.gov. The SEC allows companies to "incorporate by reference" the information we file with them, which means that they can disclose important information to by referring to those documents. The information incorporated by reference is an important part of this report, and information filed later with the SEC will automatically update or supersede this information. This document may contain summaries of contracts or other documents. Because they are summaries, they will not contain all of the information that may be important. The complete information about a contract or other document may be available as an exhibit to a document incorporated by reference.



SIGNATURES
Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
GOHEALTH.MD, INC.


Date:     May 25, 2001        By:   /s/ William Hanna
                                    William Hanna (CEO,
                                    Chairman, President,
                                    Principal Financial
                                    Officer, and Director)










REPORTS ON FORM 8-K
The Company did not file any a report on Form 8-K during the fourth quarter of fiscal 2000.
EXHIBIT
NO. DESCRIPTION
99.1 Report of Independent Auditor

Exhibit 99.1
	INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
GoHealth.MD, Inc.
(A Development Stage Company)
Cherry Hill, New Jersey 08003

We have audited the accompanying consolidated balance sheets of GoHealth.MD, Inc. (a Development Stage Company) (formerly Nugget Exploration, Inc.) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (February 23, 1999) to December 31, 1999, and the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoHealth.MD, Inc. (a Development Stage Company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the initial period ended December 31, 1999 and for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. SAMUEL KLEIN AND COMPANY

Newark, New Jersey
May 10, 2001





GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000

1. THE COMPANY AND SUMMARY OF SIGNIFICANT
 ACCOUNTING POLICIES

Nature of Business

GoHealth.MD, Inc. ("GoHealth" or "Company"),a development stage company, was incorporated under the laws of the State of Delaware on February 23, 1999. GoHealth.MD, Inc. is engaged in providing through the Internet an advertising network and Internet presence for independently-owned health food stores, health care providers and others.

On November 10, 1999, GoHealth and Nugget Exploration, Inc.
(collectively with its subsidiaries herein referred to as "Nugget") completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, GoHealth became a wholly owned subsidiary of Nugget and a wholly owned subsidiary of Nugget merged with and into GoHealth.
The stockholders of GoHealth received one share of common stock of Nugget for each share of GoHealth common stock held, resulting in the current stockholders of GoHealth owning approximately 81% of Nugget common stock.

The merger was accounted for as a purchase. However, since the stockholders of GoHealth own approximately 81% of Nugget outstanding shares, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the company. This accounting treatment is in accordance with the Securities and Exchange Commission staffs' view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger.

Principles of Consolidation

The accompanying financial statements as of December 31, 2000 and 1999 and for the periods then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements include the results of operations of Nugget since November 10, 1999.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company's revenues are derived principally from advertising, content syndication, electronic commerce and the sale of domain names.








GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Revenue Recognition (Continued)

The Company generates advertising revenue from banner advertising and from sponsorships. Banner advertising is generally sold based on the number of impressions received by the advertisement and its position on the website. This type of advertising frequently encourages the user to move to other web pages which describe the advertiser's product and solicit a direct response from the user. Sponsorships are contracts that typically grant advertisers rights to promote their products on a specific portion of the website. Sponsorships are designed to support broad marketing objectives, including brand awareness, product introductions, research and transactions, generally on an exclusive basis. Accordingly, sponsorships are sold based on their duration, the portion of the website sponsored and the number of impressions delivered. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties.
To the extent minimum guaranteed impressions are not met, the Company will defer recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

The Company also plans to earn revenues on sponsorship contracts from fees relating to the design, coordination, and integration of customers' content and links into online media properties. These development fees are recognized as revenue once the related activities have been performed and the customer's web links are available. The Company plans to structure agreements that may provide for the Company to receive revenues from electronic commerce transactions.
Barter transactions will be recorded at the fair value of the advertising surrendered only when the Company has established a historical practice of receiving cash for similar advertising transactions.

The Company also derives revenues for the registration and hostings of .MD domain names directly from its website www.GoHealth.MD.

Domain Names - Available for Sale

Domain names - available for sale, are stated at the lower of cost or market, consists of specific domain names purchased and are valued at the purchase price. When a domain name is sold, the purchase price for that specific name is removed at cost.

Website Costs

In accordance with SOP 98-1 website costs include only those costs paid to third parties for the purchase of websites or relating to the purchase of websites or the application development phase of website design and implementation. Those costs are being amortized over their future expected utility which is estimated to be 3-5 years.








GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

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

Advertising and Promotional Costs

Advertising expenditures of the Company's programs and services are expensed in the period the advertising costs are incurred. Advertising and promotional costs for the period from inception (February 23, 1999) to December 31, 1999 were $115,876, and $411,360 for the year ended December 31, 2000.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, (SFAS 130) "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity for the periods presented in these financial statements.

Start-Up Activities

Start-Up Activities are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 had no material impact on the Company's financial statements.








GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

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

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards
Board Statement No. 123, (SFAS 123) "Accounting for Stock
Based Compensation" are applied in accordance with SFAS 123 at the fair value of these options.

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


2.  PLAN OF OPERATIONS AND MANAGEMENT'S PLANS TO CONTINUE AS
A GOING CONCERN

Since its inception on February 23, 1999, and through December 31, 2000, the Company has sustained losses totaling $12,560,893. It has a working capital deficit at December 31, 2000 of $922,386. Revenues generated from advertising and domain name sales have totaled only $44,971. Sales of advertising on its websites and sales of its domain names have been the foundation of the Company's plan to generate revenue and reach profitability from its operations.
Through the date of these financial statements it has been unsuccessful in achieving its goals. Management feels that it has been faced with a deteriorating economy and temporary adverse business conditions in the internet industry. It feels that as conditions improve it will be able to attract needed levels of customers to its websites and sales of domain names will accelerate. In the meantime, it plans to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing.





GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)



2. PLAN OF OPERATIONS AND MANAGEMENT'S PLANS TO CONTINUE AS
A GOING CONCERN (Continued)

However, it is uncertain if management will be successful in negotiating these reductions in its liabilities or in raising additional financing. It is for this reason that it is uncertain if the Company will be successful in continuing as a going concern.

For the period from inception (February 23, 1999) through December 31, 2000, the Company has not generated any significant business. Because of the lack of prior operations, assets and industry position, the Company is considered a development stage company. Through the date of these financial statements viable commercial operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial outside financing.

The principal business of the Company is operating Healthmall.com, an internet-based consumer healthcare network consisting of a consumer-focused interactive website and affiliate relationships with certain other websites.
The Company intended to derive revenues by providing advertising on their website and through affiliations with other entities. However, the Company has been unsuccessful in achieving this goal.

The website, www.Healthmall.com, which was launched in November 1999 has focused on alternative healthcare with the following components:

 .	healthcare content on a wide variety of
subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare;

 .	access to healthcare practitioner databases
including chiropractors, massage
therapists, naturopathic physicians, and medical physicians;

 .	an interactive chat room; and

 .	tools that permit users to personalize
their on-line experience.

The Company's overall plan also called for the development of network affiliates, such as health and fitness websites to provide easy access to the information and services offered on www.Healthmall.com to their respective customers. However, the Company has been successful in establishing only two network affiliates.

The Company also provided Internet related services directed to healthcare practitioners. These services focused on chiropractors, massage therapists and naturopathic physicians. These services included the following:

 .	developing websites;

 .	providing a directory of healthcare
practitioners on the Healthmall.com website; and

 .	registering of .MD domain names.






GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)





2. PLAN OF OPERATIONS AND MANAGEMENT'S PLANS TO CONTINUE AS
A GOING CONCERN (Continued)

However, as indicated above, the Company has been successful in generating only minimal revenue from these services and has sustained substantial losses, stockholders' deficits and working capital deficits.

The Company has incurred significant advertising, promotion and consulting expense in an effort to generate revenue, but has been unsuccessful in achieving such revenue growth.

There can be no assurance that the Company will continue to have the resources to increase their advertising and promotion and consulting expenses or to hire the necessary personnel and managers in order to achieve growth in operations and revenues, and any failure to do so could continue to have a material adverse impact on operating results.

In addition, the Company's strategy has relied on their ability to raise further capital and upon the skills of their management. To date, they have not been successful in these endeavors.

On March 19, 2001, the President of the Company, who as also a director, resigned and was replaced by another director.

In order to continue to finance operations, the Company will need to continue to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will continue to receive any proceeds from the exercise of warrants or options or that the company will be able to obtain the necessary funds to finance its operations.


3.  NOTE RECEIVABLE

Note receivable consists of the amount due from MCOM Management Corporation. MCOM Management Corporation is a stockholder and warrant holder as well as a consultant. The note, which is non-interest bearing was executed in exchange for common stock that was issued upon the exercise of warrants on December 28, 2000, and is due by July 10, 2001. This note is reflected in stockholders' equity (deficit) on the consolidated balance sheet at December 31, 2000.













	GOHEALTH.MD, INC.
	(A DEVELOPMENT STAGE COMPANY)

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	DECEMBER 31, 2000
	(Continued)



4.  WEBSITE COSTS

Website costs, net, are comprised as follows at December 31:




Based upon management's estimate of future recoverability, management has recorded a writedown of website costs of $150,000 at December 31, 2000.


5.  INVESTMENTS

The Company's activities in investments were as follows during the year ended December 31, 2000:

On October 13, 2000, the Company issued 1 million shares of common stock pursuant to a letter of intent to enter into an agreement with Prometrics Consulting
Inc., a Pennsylvania privately held corporation
("Prometrics"). Under this agreement, Prometrics was to provide the Company with comprehensive management and support services including but not limited to legal, financial, human resources, information technology services, real estate services and web hosting services for a period of three years. Also, the Company would own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity would be owned by Prometrics. GoHealthNetwoRx would be engaged in master contract administration of professional services to early stage growth companies. Included in the letter of intent was the requirement that the Company issue to Prometrics an additional 1 million shares of common stock when the cumulative revenue of the Company reached $4 million over a three year period, and an additional 1 million shares of common stock when the cumulative revenue of the company reached $8 million over a three year period. This transaction was not completed, and the corporation was not formed.
Management has therefore reserved the total value of this investment.

On July 28, 2000, the Company entered into an agreement to purchase the assets of a business involved in the alternative medicine information industry for $12,500.
The Company made an initial $5,000 payment and failed to complete the transaction. As of the date of these financial statements management is unable to exercise control over this investment and consequently has reserved the total value of this investment.

In September, 2000, the Company entered into an agreement and plan of merger with Herb Companion Press, a private company. This merger was not completed and the Company executed mutual releases with the parties involved.





GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)



6.  NOTES PAYABLE

The following is a summary of the Company's notes payable at December 31, 2000 and 1999:

				December 31,
				2000		1999

Payable to William Hanna (a stockholder,
 Officer and director) on demand, with
 interest accrued at 5% per
 annum, unsecured                              $  1,500	     $25,000

Payable to William Hanna Consultants on
 March 29, 2000,with interest accrued
 at 5% per annum, unsecured, repaid
 in full on January 20, 2000	-		        10,000

Payable to William Hanna Consultants on
 May 2, 2000, with interest accrued
 at 5% per annum, unsecured                       -	           3,000

Payable to Sandra Vernon (a greater
 than 5% stockholder)due
 January 3, 2001 with interest accrued
 at 10% per annum, unsecured,
 original amount $75,000	                   56,800	-

Payable to Michael Marks (a stockholder)
 due August 31, 2000  with interest
 accrued at 5% per annum, unsecured	25,000	-

Payable to Kevin O'Donnell (a stockholder)
 due December 29, 2000 with interest
 accrued at 10% per annum, unsecured	50,000	-

Demand Note Payable to an individual,
 9%, unsecured	2,290	        2,290

Demand Note Payable to an individual,
 9%, unsecured	     5,090	        5,090

	$140,680	      $45,380

The notes due on January 3, 2001, August 31, 2000 and December 29, 2000 are still outstanding, and management has indicated that no demand for payment for any of these notes has been received by the Company. On April 27, 2000 the Company executed a note payable for $20,000 to William Hanna consultants. On May 5, 2000 this note was repaid in full.


7.  DUE TO FORMER PRESIDENT

As of December 31, 2000 and 1999, the Company is indebted to its former president in the amount of $21,622. This is a non-interest bearing loan payable on demand.






GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)



8.  PROVISION FOR INCOME TAXES

For the period from inception (February 23, 1999) to December 31, 1999 and for the year ended December 31, 2000 the Company had losses on common stock of $1,404,550 and $11,156,343, respectively. No tax expense or benefit has been recorded in the financial statements due to the uncertainty of future operations.


9.  COMMON STOCK

The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.01 per share.
4,149,117 shares were issued and outstanding at December 31, 1999.

From January 1 to January 11, 2000 the Company sold 110,000 Series A warrants in connection with a private placement begun on December 22, 1999. These warrants entitle the holder to purchase one share of common stock at $1 per share until December 31, 2002. The warrant was priced at $1 per share and based on the market value of the common stock of the Company on December 22, 1999 of $5 per share, created a beneficial conversion feature to the warrant holders amounting to $3 per share. The Company recognized an expense of $330,000 in the first quarter of 2000 arising from the sale of these 110,000 Series A warrants.

On February 4, 2000 the Company granted to a consultant an option to purchase 100,000 shares of its common stock at an exercise price of $1.00 until December 31, 2001. This resulted in a charge of $300,000 because the market price of the stock was $4.00 per share.

On January 24, 2000 the Company entered into an agreement and acquired the right, title and interest to the Healthsites.com domain name from a third party. The Company planned to operate the website and to introduce a separate search engine service using that domain name. The Company acquired these assets for the purchase price of $20,000 and the issuance of 50,000 shares of its common stock valued at approximately $200,000 and the issuance of an option to purchase 100,000 shares at a price of $2.00 per share until August 27, 2009. The Company is amortizing these costs over three years.

On March 10, 2000 the Company entered into a one year consulting agreement whereby the consultant agreed to provide the following services: (i)develop prospects, schedule meetings, assist in negotiation of contracts with health related companies; (ii) provide strategic marketing and sales expertise; (iii) assist in raising capital; (iv) consult on corporate planning and growth; and (v) assist in identifying suitable candidates for the management team.

In connection with this agreement, the Company issued 10,000 shares of its common stock and a warrant to purchase 100,000 shares of common stock at $1.50 per share until March 10, 2005. The Company will recognize consulting expense of $387,000 over the life of the agreement based on the market value of its common stock on the date of the agreement.






GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)


9.  COMMON STOCK (Continued)

On April 20, 2000 the Company entered into an agreement with a consultant under which the Company agreed to pay $7,800 per month for services rendered beginning on February 1, 2000, and extending indefinitely until cancelled by either of the parties upon two days written notice. Also, pursuant to this agreement, the Company agreed to issue up to 200,000 shares of common stock in accordance with a schedule beginning on April 20, 2000 and ending February 1, 2001.

The Company recorded consulting expense upon each issuance of shares of common stock in connection with the agreement. For the year ended December 31, 2000, this totaled $351,613 based on the market price of the common stock upon each issue date. On June 20, 2000 the Company sold 50,000 Series A warrants for $50,000 to an investor. As indicated above, these warrants can be exercised at $1.00 per share until December 31, 2002. The market price of the Company's common stock on June 20, 2000 was $4.25, and created a beneficial conversion feature to the warrant holder of $2.25 per warrant. As a result of this transaction, the Company recorded $112,500 as a charge in computing net loss on common stock.

One June 20, 2000 the Company issued 70,000 options to purchase common stock at $2.00 per share to three consultants for services rendered through that date. The options can be exercised through June 30, 2002. The Company recognized consulting expense of $157,500 based on the market price of the stock on that date.

On May 30, 2000 the Company granted 1,000 options to a consultant for services rendered during the second quarter of 2000. The options, which vested immediately, can be exercised until June 30, 2002, at $1.00 per share. Also on this date, the Company issued 100,000 shares of common stock to a consultant for services rendered through September 30, 2000. The Company recognized consulting expense of approximately $4,000, the intrinsic value of the options, at the date of grant, and approximately $500,000, the intrinsic value of the stock, over the period of the agreements, which ended September 30, 2000.

On July 13, 2000 the Company issued 100,000 shares of common stock to a private company for services pursuant to an agreement to enter into a business combination. This transaction was cancelled. The Company recognized consulting expense of $437,500 based on the market price of its common stock on the date these shares were issued, pursuant to the letter of intent underlying this proposed combination.

On August 22, 2000 the Company filed a Form S-8 to register
350,000 shares issued to a consultant on July 24, 2000 for services rendered through that date. The Company recorded consulting expense of $1,575,000 based on the market price of its common stock on the date these shares were issued.

On August 24, 2000 the company reduced the exercise price of $2.00 to $1.00 per share on warrants to purchase common stock which were issued to MCOM Management Corp. ("MCOM") pursuant to a consulting agreement entered into on November 16, 1999. On that same date MCOM exercised these warrants. The Company recorded consulting expense of $100,000 based upon the change in the exercise price of the warrants.




GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000
(Continued)


9. COMMON STOCK (Continued)

On October 1, 2000 the Company entered into agreements with five consultants for services rendered over a 1 year period. The Company issued 250,000 shares of common stock to these consultants on that date. The Company recognized consulting expense of $953,000 based on the market price of its common stock on that date and amortized this amount all in the last quarter of the year, based on the uncertainty of future operations.

On October 2, 2000 the Company granted 500,000 warrants exercisable at $1 per share and 100,000 warrants exercisable at $2 per share to a consultant for services to be rendered over a three year period. Prior to their being exercised, the Company repriced 350,000 of these warrants to $.10 and 250,000 to $.40 when the market price of the common stock of the Company was $.50. These warrants were exercised in December 2000. The company recorded consulting expense of $138,500 based on the fair value of these warrants and wrote off this expense immediately due to the uncertainty of future operations.

During the year 2000, a total of 995,000 shares were issued pursuant to the exercise of warrants.

The Company recorded $148,000 as additional paid-in capital arising from the estimated value of services contributed by its former President.


10. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered, as well as use of unlicensed software on the Company's website, Healthmall.com. The amount asserted is $300,000. Management plans to vigorously defend this and feels that no contract existed, services were not rendered for this asserted amount, and unlicensed use of software did not occur. However, management has included the total amount claimed in accounts payable.

The Company is a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $50,100.
Management has included this amount in accounts payable as well.


11. SUBSEQUENT EVENTS

On March 19, 2001, the President of the Company, who was also a director, resigned from both positions. He was immediately replaced as President by William Hanna, another director of the Company.

On March 28, 2001 the Company's liability and comprehensive insurance coverage expired and was not renewed.

On February 15, 2001, the principal stockholder of the Company agreed to sell up to 550,000 shares of her personal holdings of the Company's common stock to a purchaser chosen by the Board of Directors, the proceeds from which, net of any personal income tax liability arising from this sale, would be paid to the Company as a capital contribution.

On March 30, 2001 the President of the Company, William
Hanna, who is also a stockholder and director provided a loan to the Company of $27,986. This loan is non-interest bearing and is payable on demand.