Form 10QSB/A
period 2000-12-31
GOHEALTH MD INC
filed 2001-05-25
CIK 356590

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


  GoHealth.MD,Inc.
                          (a development stage company)

                           Consolidated Balance Sheets



                              December 31,
                              2000      1999

Current Assets:
   Cash                                 $599      $38,791
   Accounts receivable                  4,400     48
   Interest receivable                  326        -
   Prepaid expenses                     941        3,800
   Domain names - available for sale    41,568    38,834
   Total Current Assets                 47,834     81,473

   Furniture and equipment, net of
    accumulated   depreciation
    of $4,988 at December 31, 2000
    and $1,488 at December 31, 1999          8,124     4,521
   Website costs, net                   182,267   60,900
   Investments, net                      -         -
   Deposits                             500        5,500

          TOTAL ASSETS                  $238,725  $152,394

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable                        $140,680  $45,380
   Accounts payable                     734,218   66,042
   Accrued expenses                     59,409    9,694
   Accrued interest payable              14,291   9,614
   Due to former officer                     -    1,340
   Due to former president              21,622    21,622
     Total Liabilities                  970,220   153,692

Stockholders' Equity (Deficit):
   Common stock ($.01 par value,
   25,000,000 shares authorized;
   7,579,117 shares issued
   and outstanding at
   December 31, 2000;
   4,149,117 shares at
   December 31, 1999                         75,791         41,491
   Additional paid-in capital           12,015,607     3,214,594
   Series A warrants subscriptions
    and note receivable                  (35,000)       (269,500)
   Unamortized consulting expense,
    net of accumulated
    amortization of $3,098,500
    at December 31, 2000
    and $316,667 at December 31, 1999    (227,000)           (1,583,333)
   Retained earnings (deficit)               (12,560,893)   (1,404,550)
     Total Stockholders'
     Equity (Deficit)                    (731,495)           (1,298)

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)      $238,725            $152,394

The accompanying notes are an
integral part of these
financial statements.

                                GoHealth.MD,Inc.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              December 31,
                              2000      1999

Current Assets:
   Cash                                 $599      $38,791
   Accounts receivable                  4,400     48
   Interest receivable                  326        -
   Prepaid expenses                     941        3,800
   Domain names - available for sale    41,568    38,834
   Total Current Assets                 47,834     81,473

   Furniture and equipment, net of
    accumulated   depreciation
    of $4,988 at December 31, 2000
    and $1,488 at December 31, 1999          8,124     4,521
   Website costs, net                   182,267   60,900
   Investments, net                      -         -
   Deposits                             500        5,500

          TOTAL ASSETS                  $238,725  $152,394

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Notes payable                        $140,680  $45,380
   Accounts payable                     734,218   66,042
   Accrued expenses                     59,409    9,694
   Accrued interest payable              14,291   9,614
   Due to former officer                     -    1,340
   Due to former president              21,622    21,622
     Total Liabilities                  970,220   153,692

Stockholders' Equity (Deficit):
   Common stock ($.01 par value,
   25,000,000 shares authorized;
   7,579,117 shares issued
   and outstanding at
   December 31, 2000;
   4,149,117 shares at
   December 31, 1999                         75,791         41,491
   Additional paid-in capital           12,015,607     3,214,594
   Series A warrants subscriptions
    and note receivable                  (35,000)       (269,500)
   Unamortized consulting expense,
    net of accumulated
    amortization of $3,098,500
    at December 31, 2000
    and $316,667 at December 31, 1999    (227,000)           (1,583,333)
   Retained earnings (deficit)               (12,560,893)   (1,404,550)
     Total Stockholders'
     Equity (Deficit)                    (731,495)           (1,298)

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)      $238,725            $152,394

The accompanying notes are an
integral part of these
financial statements.


                                GoHealth.MD,Inc.
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   For the Period
                                   from Inception      Inception
                    For the        (February 23, 1999) (February 23, 1999)
                    Year Ended          Through             Through
                    December 31,   December 31,        December 31,
                    2000                1999                2000

Sales:
 Advertising revenue           $42,120        $80            $42,200
 Domain name sales        1,471          1,300          2,771
   Total Sales           43,591          1,380          44,971

Cost of Sales            1,050           910            1,960

Gross Profit             42,541          470            43,011

Other Expenses:
   General and
    administrative        528,885        87,894         616,779
   Marketing and
    license fees          396,774        18,988         415,762
   Website costs          776,411        40,660         817,071
   Advertising
   and promotion          411,360        115,876        527,236
   Writedown of value
    of website            150,000        150,000
   Reserve for impairment
    of investments        1,942,000      1,942,000
   Consulting fees        6,546,462      331,867        6,878,329
   Interest expense, net  4,492          1,235          5,727
                          10,756,384     596,520        11,352,904

Net Loss                  (10,713,843)  (596,050)       (11,309,893)

Beneficial Conversion
 Feature of Warrants           442,500        808,500        1,251,000

Net Loss on Common Stock $(11,156,343) $(1,404,550) $(12,560,893)


Loss per Share:
   Basic loss per share   $(2.21)        $(0.34)        $(2.71)

   Diluted loss per share      $(2.21)        $(0.34)        $(2.71)

   Basic common shares
     outstanding          5,041,685      4,149,117      4,630,208

   Diluted common shares
     outstanding          5,041,685      4,149,117      4,630,208



____________________

The accompanying notes are an integral part of these financial statements.



GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FROM INCEPTION
(FEBRUARY 23, 1999) THROUGH DECEMBER 31, 2000

									Common Stock
									$.01 Par Value				Additional
								Number						Paid-In
								of Shares		Amount		  	Capital

At Inception on
 February 23, 1999					 $ 		 $

Issuance of Common Stock
at $.01 per share					3,000,000		 30,000 		 (27,000)

Issuance of Shares and
Warrants in
Private Placement					96,000		 960 		 247,640

Issuance of Shares and
Warrants for Services				4,000		 40 			 10,360

Issuance of common Stock
in Connection with
Reverse
  Merger							697,117		 6,971 		 (46,046)

Issuance of Common Stock
and Warrants in Connection
  with Consulting Agreement			300,000		 3,000 		 1,897,000

Issuance of Common Stock and
Warrants for Services				2,000		 20 			 5,180

Exercise of Warrants					50,000		 500 		 49,460

Subscriptions Receivable on
Sale of "Series A" Warrants									 269,500

Net Loss on Common Stock for the
Period from
  Inception February 23, 1999
to December 31, 1999

Beneficial Conversion
Feature of Warrants											 808,500

Balances December 31, 1999
 (Carried Forward)					4,149,117		 41,491 		 3,214,594




Series A
Warrants					Accumulated		Deficit
Subscriptions				Unamortized		During the		Total
and Note					Consulting			Development	Stockholders'
Receivable  		    		Expense    		Stage       	Equity (Deficit)

 $ 						 $ 		 		$ 			 $

						 								3,000

						 								248,600

						 								10,400


						 								(39,075)


		 				(1,900,000)						_

														 5,200

														 49,960

 (269,500)													_


						 316,667 		 	(1,404,550)		 (1,087,883)

														 808,500

 (269,500)					 (1,583,333)		 (1,404,550)		 (1,298)





								 		Common Stock
										($.01 par value)
Additional
								Number					Paid-In
								of Shares		Amount		Capital

Balances December 31, 1999
(Brought Forward)					4,149,117		 $41,491 		 $3,214,594

Collection of Subscriptions
Receivable for "Series A"
  Warrants

Issuance of Common Stock and
Warrants for Services				1,200,000		 12,000 		 3,207,500

Issuance of Common Stock and
Warrants in Connection
  with Consulting Agreements			185,000		 1,850 		 1,932,713

Exercise of Warrants					995,000		 9,950 		 743,800

Beneficial Conversion
Feature of Warrants				 						442,500

Value of Services of Officers
Contributed to Paid-In
  Capital													 148,000

Issuance of Common Stock for
Purchase of Website				50,000		 500 		 399,500

Issuance of Common Stock for
Investment in Subsidiary				1,000,000		 10,000 		 1,927,000

Net Loss on Common Stock
for the Year Ended
  December 31, 2000

Balances December 31, 2000			7,579,117		 $75,791 		 $12,015,607








Series A
Warrants			Accumulated		Deficit
Subscriptions		Unamortized		During the			Total
and Note			Consulting			Development		Stockholders'
Receivable  		Expense    	     Stage       		Equity (Deficit)

 $(269,500)		 $(1,583,333)		 $(1,404,550)		 $(1,298)


 269,500 											 269,500

												 3,219,500


		 		(1,425,500)						 509,063

 (35,000)											 718,750

												 442,500


												 148,000

												 400,000

												 1,937,000


		 		2,781,833 			 (11,156,343)		 (8,374,510)

 $(35,000)			 $(227,000)		 $(12,560,893)		 $(731,495)




GOHEALTH.MD, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS


									For the Period
									from Inception
		For the						(February 23, 1999)		Inception
		Year Ended						Through				(February 23, 1999)
		December 31,					December 31,			Through
		        2000        		            1999             		  December 31, 2000

Cash Flows from
Operating Activities:
   Net Loss		 			$(11,156,343)		 $(1,404,550)		 $(12,560,893)
   Adjustments to reconcile
   net loss to net
   cash used in operating activities:
       Amortization		 		2,930,466 		 316,667 		 3,247,133
  Interest income accrued
  on notes
       receivable		 		(326)		 - 		 (326)
       Depreciation				 3,500 		 1,488 		 4,988
       Value of services of
       officers contributed
       to paid-in capital				 148,000 				 148,000
Writedown of value of website		 150,000 		 - 		 150,000
       Reserve  for impairment of
  value of investments		 	1,942,000 		 - 		 1,942,000
       Beneficial conversion
 feature of warrants			 442,500 		 808,500 		 1,251,000
       Issuance of stock and
stock options for
          services					 3,728,563 		 - 		 3,728,563
   Changes in assets and liabilities:
      Increase in accounts receivable		 (4,352)		 (48)		 (4,400)
      (Increase) decrease in
 prepaid expenses					 2,859 		 (3,800)		 (941)
      (Increase) decrease in deposits		 5,000 		 (5,500)		 (500)
      Increase in domain names -
 available
        for sale						 (2,734)		 (38,834)		 (41,568)
      Increase in accounts payable			 668,176 		 66,042 		 734,218
      Increase in accrued expenses		 	49,716 		 9,694 		 59,410
      Increase in accrued interest
payable						 4,677 		 9,614 		 14,291
        Net cash used in operating
activities					 (1,088,298)		 (240,727)		 (1,329,025)

Cash Flows from Investing Activities:
   Purchase of furniture and equipment		 (7,104)		 (6,009)		 (13,113)
   Cost of acquisition/purchase of assets
     of another entity		 			(5,000)		 (39,075)		 (44,075)
   Purchase of website		 			(20,000)		 (45,300)		 (65,300)
        Net cash used in investing
activities						 (32,104)		 (90,384)		 (122,488)

Cash Flows from Financing Activities:
   Proceeds from sale of common
stock and
     warrants							 718,750 		 301,560 		 1,020,310
   Principal payment of loan from
former officer							 (1,340)		 - 		 (1,340)
   Proceeds from officer loans					 22,962 		 22,962
   Proceeds from notes payable		 			170,000 		 45,380 	 215,380
   Principal payments - notes payable		 	(74,700)		 - 		 (74,700)
   Proceeds from collection of Series A
     warrants subscribed for		 			269,500 		 - 		 269,500
        Net cash provided by investing
activities						 1,082,210 		 369,902 	 1,452,112

Net Increase (Decrease) in Cash		 		(38,192)		 38,791 		 599

Cash, Beginning of Period		 				38,791 		-		-

Cash, End of Period		 					$599 		 $38,791 		 $599











GOHEALTH.MD, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(CONTINUED)


											For the Period
										from Inception
						For the			(February 23, 1999)	Inception
						Year Ended			Through			(February 23, 1999)
						December 31,		December 31,		Through
		       			 2000        		1999             	December 31, 2000

Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period for:
        Interest					 $139 		 $          - 		 $     -
        Taxes						 $       - 	 $          - 		 $     -

Supplemental Disclosures of Non-Cash
  Investing and Financing Activities:
     Purchase of website in exchange for
       common stock		 				$400,000 		 $10,200 		 $410,200

     Value of consulting services
  exchanged for
       common stock and
       warrants to purchase
       common stock					 $1,425,500 		 $15,600 		 $1,441,100

     Stock issued in exchange for
  notes
       receivable					 $53,750 		 $   - 		 $53,750
     Collection of notes receivable		 (18,750)		      - 		 (18,750)

             Notes Receivable (Net)		 $35,000 		 $    - 		 $35,000

     Series A warrants subscribed
for					 $      - 		 $269,500 		 $269,500

     Value of common stock issued for
 investment
       in subsidiary					 $1,937,000 	 $      - 		 $1,937,000

     Acquisition:
        Notes payable assumed		 $           - 		 $(7,380)		 $(7,380)
        Liabilities assumed,
net of cash acquired		             - 		 (30,355)		 (30,355)
        Loans from former officer	             - 		 (1,340)		 (1,340)

             Cost of Acquisition
Net of
Cash Acquired		 $           - 		 $(39,075)		 $(39,075)






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