Form 10QSB
period 2001-03-31
GOHEALTH MD INC
filed 2001-06-08
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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

Telephone: (800) 204-1902
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.
Yes [X] No [ ]
At March 31, 2001, there were 7,579,117 shares of the Registrant's common stock outstanding, and Company had 628 shareholders of record.




ITEM I: FINANCIAL INFORMATION

GOHEALTH.MD, INC.
(A DEVEVELOPMENT STATE COMPANY)

CONSOLIDATED BALANCE SHEETS




March 31,
December
31,

2001
2000
ASSETS
(Unaudited)
(Audited)



Current Assets:


  Cash
 $
16,943
 $
599
  Accounts receivable

4,330

4,400
  Interest receivable

326

326
  Prepaid expenses
 -

941
  Domain names - available
    for sale

41,568

41,568

Total Current Assets

63,167

47,834



Furniture and equipment, net
of accumulated


depreciation of $5,883 at
March 31, 2001


and $4,988 at December 31,
2000

7,229

8,124

Website costs, net of
accumulated amortization


of $171,416 at March 31,
2001 and $148,633 at
December 31, 2000


159, 484


182,267



Deposits
-
500

TOTAL ASSETS

$229,880

$238,725

LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)



Current Liabilities:


  Notes payable

$140,680

$140,680
  Accounts payable

730,413

734,218
  Accrued expenses

160,910

59,409
  Accrued interest payable

17,251

14,291
  Due to related party

27,986
 -
  Due to former President

21,622

21,622

Total Liabilities

1,098,86
2

970,220



Stockholders' Equity
(Deficit):


Common stock ($.01 par
value, 25,000,000 shares


authorized, 7,579,117 shares
issued and outstanding


at March 31, 2001 and
December 31, 2000

75,791

75,791

Additional paid-in-capital

12,051,6
07

12,015,6
07

Note receivable-stockholder

(35,000)

(35,000)

Unamortized consulting
expense, net of accumulated


amortization and write-off
of $3,325,500 at March 31,


2001 and $3,098,500 at
December 31, 2000

-

(227,000
)

Retained earnings, (deficit)

(12,961,
380)

(12,560,
893)

Total Stockholders' Equity
(Deficit)

(868,982
)

(731,495
)



Total Liabilities and
Stockholders' Equity
(Deficit)

$229,880

$238,725

GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)



   For the Three
    Months Ended




March 31,

March 31,


    2001

    2000





Sales:




  Advertising
   revenue


$4,200


$461





Gross Profit


4,200


461





Other Expenses:




  General and
   administrative


55,401


169,818
  Marketing and
   license fees

 -


162,276
  Website costs


62,783


66,382
  Advertising and
   promotion


6,543


70,222
  Consulting fees


277,000


596,693
  Interest expense


2,960


376
          Total
Other Expenses


404,687


1,065,767





Net Loss


(400,487)


(1,065,306)





Beneficial
Conversion Feature




  of Warrants

 -


330,000





Net Loss on Common
  Stock


$(400,487)


$(1,395,306)





Loss per Share:




  Basic and diluted loss
   per share

$(0.05)


$(0.32)
  Basic and diluted
   common shares



   outstanding


7,579,117


4,299,117

GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)



For the Three Months Ended



March 31,

March 31,


    2001

    2000





Cash Flows from Operating
Activities:




  Net loss

 $  (400,487)

 $ (1,395,306)
  Adjustments to reconcile
net loss to net cash used
in operating activities:




      Amortization

      124,783

       549,547
      Depreciation

            895

875

Value of services of
officer contributed to paid
in capital


36,000


40,000
  Write-off of consulting
expense

      125,000

           -
  Beneficial conversion
feature of warrants

          -

       330,000





  Changes in assets and
liabilities:




    Decrease in accounts
receivable


 70


48
    (Increase) decrease in
prepaid expenses


941


(6,283)
    Decrease in deposits


500


5,000
 Increase (decrease) in
accounts payable

        (3,805)

       162,443
 Increase in accrued
expenses


101,501


15,000
 Increase in accrued
interest payable


  2,960


375
 Net cash used in operating
activities


(11,642)


(298,301)





Cash Flows from Investing
Activities:




  Purchase of furniture and
equipment

 -


(7,104)
  Purchase of website

 -


(20,000)
 Net cash used in investing
activities

-


(27,104)





Cash Flows from Financing
Activities:




  Proceeds from sale of common
stock and warrants
-

       200,000
  Principal payment of loan
from former officer

-


(1,340)
  Proceeds from loan from
related party


   27,986


        -
  Principal payments -
notes payable

-


(10,000)
  Proceeds from collection of
Series A warrants



subscribed for

-

       269,500
Net cash provided by financing
activities

    27,986


458,160





Net Increase in Cash

       16,344

       132,755





Cash, beginning of period


 599


38,791





Cash, end of period

 $     16,943

 $     171,546




GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(CONTINUED)





March 31,
March 31,


    2001
    2000




Supplemental Disclosures
of Cash Flow Information:



Cash paid during the period
for:



    Interest

$         -

$          -
    Taxes

$         -
$          -




Supplemental Disclosure of
Noncash Investing



  and Financing Activities:



Purchase of website in
exchange for common stock


$         -

$    400,000








GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

1.  THE COMPANY

GoHealth.MD, Inc. ("GoHealth" or "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 23, 1999.
GoHealth.Md, Inc. is engaged in providing through the Internet an advertising network and Internet presence for independently-owned healthy food stores, health care providers and others.

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

As disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 2000, and to date, the Company has experienced significant operating losses, has a stockholders' deficit and negative working capital.
Therefore, its ability to continue as a going concern is uncertain and is dependent upon its ability to raise additional financing to meet operating expenses, and its ability to negotiate settlements with creditors to reduce amounts owed to them, and to extend terms upon which they will be paid. It is uncertain if the Company will be successful in raising such financing or negotiating such settlements with its creditors.


2.  INTERIM PRESENTATION

The accompanying financial statements consolidate the accounts of the parent company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements include the results of operations of Nugget since November 10, 1999.

The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended
March 31, 2001 and 2000.

The statements of operations for the three months ended
March 31, 2001 and 2000 are not necessarily indicative of results for the full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.






GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
(Continued)


3.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding including common stock equivalents.


4.  STATEMENTS OF OPERATIONS

Depreciation of $895 and $875, respectively, for the three months ended March 31, 2001 and 2000, is included in general and administrative expense. Amortization of $22,783 and $17,297, respectively for the three months ended March 31, 2001 and 2000, is included in website costs. Consulting fees include amortization of $102,000 and a write-off of unamortized consulting expense of $125,000 for the three months ended March 31, 2001, and amortization of $532,250 for the three months ended March
31, 2000.


5.  STOCKHOLDER TRANSACTIONS

The amount due to related party is a non-interest bearing loan payable on demand to William Hanna, who is also the Chief Executive Officer, a director and stockholder of the Company. He was elected to the position of Chief
Executive Officer on March 19, 2001, replacing Leonard F.
Vernon, who resigned as of that date as President, Chief
Executive Officer and Director.

On February 15, 2001, the principal stockholder of the Company agreed to sell up to 550,000 shares of her personal holdings of the Company's common stock to a purchaser chosen by the Board of Directors, the proceeds from which, net of any personal income tax liability arising from this sale, would be paid to the Company as a capital contribution


6.  LITIGATION

The Company is a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered, as well as use of unlicensed software from this supplier on the Company's website, Healthmall.com. The amount asserted is $300,000. Management plans to vigorously defend this and feels that no contract existed, services were not rendered for the asserted amount, and unlicensed use of software did not occur.
However, management has included the total amount claimed in accounts payable.

The Company is a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $50,100.
Management has included this amount in accounts payable as well.

The Company is a defendant in a lawsuit from a third supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $4,298.
Management has included this amount in accounts payable.








GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001
(Continued)


7.  SUBSEQUENT EVENTS

On May 24, 2001, the Company received a payment of $12,500 on the Note receivable-stockholder.





Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS
The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this Report.
DESCRIPTION OF BUSINESS
Background
On July 24, 1980, Western Exploration and Mining Company was incorporated under the laws of the State of Nevada.
On February 5, 1981, the name was changed to Nugget
Exploration, Inc. This entity had a wholly owned subsidiary, Nugget Holding Co.
On February 23, 1999, GoHealth.MD, Inc. ("GoHealth"), a development stage company, was incorporated under the laws of the State of Delaware. On November 10, 1999,
Nugget Holding Company merged into GoHealth (the
"Merger"). As a result of the Merger, the GoHealth became a wholly-owned subsidiary of Nugget Exploration, Inc.
Pursuant to the Merger, the shareholders of the Company received 81% of the outstanding common stock of Nugget
Exploration, Inc. The accounting year was subsequently changed to the calendar year from a May 31st fiscal year.
On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. (the "Company").
Nature of Business
For the year ended December 31, 1999, the Company did not conduct any significant business. After conducting the Merger, the Company has continued to engage in developing its business model. Because of a lack of fully operational business, and the limited amount of assets and revenues, the Company must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if the Company is successful in raising all the capital it requires.
Prior to November 1999, the Company principally focused its business strategy on the registration and marketing of .MD domain names to operating healthcare websites.
Then, the Company altered its strategy to center on deriving revenues from Internet health portals, and acquired assets to permit it to build a portal on the URL, www.Healthmall.com.
The Healthmall.com website currently focuses on alternative healthcare with the following components:
healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare; and access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians. As a long-term strategy, the Company's seeks to develop network affiliates, such as health and fitness websites, to provide easy access to the information and services offered on www.Healthmall.com to customers of affiliate websites. To date, the Company has established at least two network affiliates. Management believes that its will benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com. Management believes that its will benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com.
The first affiliate relation is with Pharmor Corporation.
The Company has a nonexclusive agreement with Pharmor
Corporation to use Healthmall.com as a source for consumer healthcare content on its web site, www.pharmor.com.
The second relationship is with Dr. James Corea.  On
December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's
Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website;
to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. Dr. Corea's death may negatively affect the Company, due to the absence of his public presence on the radio and continued interaction with consumers. At the same time, under the terms of the agreement with Dr.
Corea, the Company may have rights to obtain all proceeds from the entire healthyfirst.com website and plans to investigate its rights in this connection.
On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name.
On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the website, www.Healthsites.com, was developed but not yet completed throughout fiscal 2000.
Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative
Medicine Update", which is directed to chiropractors and contains health related information. Management believes that this newsletter will yield revenue from subscription based and informational services once this program is fully implemented.
Industry Overview
The Internet has become communications, research and commercial tool. It permits consumers to seek information, communicate with one another and execute commercial transactions electronically. The number of worldwide web users is expected to grow significantly in the future.
Healthcare is large segment of the U.S. economy, and health and medical information represent significant areas of interest on the Internet. Management believes that companies that establish a clear brand identity as a trusted source of on-line consumer healthcare information and services will have a significant opportunity to capitalize on multiple revenue sources, including the sale of information, products, and services, as well as advertising.
Business Strategy
Initially, the Company sought to derive revenues primarily by selling space on its website to advertisers and through affiliations with other entities. Throughout fiscal 2000, the Company tweaked its revenue model to address more traditional means of generating sales of product and services, in addition to its advertising revenues. Now, the Company's business focuses on (i) operating health related Internet sites; (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter; (iv) selling brand specific vitamins via the Internet; and (v) engaging in business combinations and joint ventures with health-related information and services providers.
The Company remains a development stage company, and as of December 31, 2000, it had not conducted any significant operations. The Company's business focuses on
(i) operating health related Internet sites, (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter; and (iv) selling brand specific vitamins via the Internet.
Plan of Operations
The Company's objective is to establish Healthmall.com and other websites as a trusted and comprehensive source of consumer healthcare information and services on the Internet. Healthmall.com was created to empower consumers to better manage their personal health with comprehensive, relevant and timely information.
To grow operations and increase revenue, the Company will need incur significant advertising and promotional expenses and will need to hire additional personnel in all phases of operations. There can be no assurance that the Company will have the resources to increase advertising and promotional expenses or to hire the necessary personnel and managers in order to achieve growth in operations and revenues, and any failure to do so could have a material adverse effect on operating results.
The Company's growth strategy relies on the ability to raise further capital and upon the skills of management.
There can be no assurance of success in these endeavors.
Forces that can contribute to the failure to implement this growth strategy include, among other things: (i) regulatory bodies and governmental regulations affecting operations; (ii) availability of funding on a timely basis; and (iii) functionality. If the ability to expand the network infrastructure is constrained in any way, the Company could lose customers and suffer damage to operating results.
The Company has a very limited operating history on which to base an evaluation of our business and prospects.
Future prospects must be considered in light of the risks uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new evolving markets such as the Internet market. In view of the rapidly evolving nature of the business and limited operating history, period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance
Marketing
The Company has formulated several aspects of a marketing plan to create brand identity and loyalty. This includes distribution relationships with leading search engines and portal companies, as well as with major Internet access providers. Distribution relationships serve to build our brand and drive traffic to the Healthmall.com website. The Healthmall.com website is listed on several major search engines, for free, and on others, for which the Company pays a fee. The Company also advertises its websites and services through major trade shows, such as the Natural Health Food Expo and the Florida Chiropractic
Association convention. Additionally, the Company uses mailing lists, as well as E-mail and various selective media outlets, such as the Journal of the American
Medical Association and other largely circulated medical and specialty medical journals, such as the Journal of the American Chiropractic Association.
Business Combinations and Investments
The Company has engaged in a strategy to develop business through business combinations, joint ventures or other investments in health-related Internet and non-Internet businesses. This strategy has not proved effective thus far.

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

Results of Operations
The Company generated revenues of $4,200 for the three months ended March 31, 2001, compared with $461 in revenues for the three months ended March 31, 2000. The
Company had a gross profit of $4,200 for the three months ended March 31, 2001, compared with $461 for the three months ended March 31, 2000.
For the three months ended March 31, 2001, expenses totaled $404,687, compared with $1,065,76 for the three months ended March 21, 2000. Expenses included depreciation of $895 and $875, respectively, for the three months ended March 31, 2001 and 2000. Expenses also included amortization of website costs of $22,783 and $17,297, respectively for the three months ended March
31, 2001 and 2000. Consulting fees include amortization of $102,000 and a write-off of unamortized consulting expense of $125,000 for the three months ended March 31, 2001, and amortization of $532,250 for the three months ended March 31, 2000.
As a result, the Company suffered a net loss of $400,487 for the three months ended March 31, 2001, or $0.05 per share, compared with $1395,306, or $0.32 per share, for the three months ended March 31, 2000.
Liquidity and Capital Resources
As of March 31, 2001, the Company had a working capital deficit of $868,982. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations.
Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the three months ended March 30, 2001, the Company received proceeds in the amount of $27,986 through collection of monies on exercised warrants.
On February 15, 2001, Sandra Vernon, the principal stockholder of the Company, agreed to sell up to 550,000 shares of her personal holdings of the Company's common stock to a purchaser chosen by the Board of Directors, the proceeds from which, net of any personal income tax liability arising from this sale, would be paid to the Company as a capital contribution.
As a result of the financing and operational activities described above, for the three months ended March 31, 2001, cash at the end of the quarter was $16,943.

RISK FACTORS
Investment in the Company's securities involves a high degree of risk. The Company is a development stage company and its business strategy may not be successful.
It commenced Internet operations with the www.Healthmall.com website in November 1999 and for the period ended December 31, 2000, generated only minimal revenues. As a development stage company, the risks and difficulties faced include the ability to: attract an audience of users to the Internet-based consumer healthcare network; increase brand awareness; offer compelling on-line content, services and e-commerce opportunities; attract a large number of advertisers who desire to reach users; respond effectively to the offerings of competitive providers of healthcare information on the Internet; continue to develop and upgrade technology; and attract, retain and motivate qualified personnel.
The Company depends on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. There can be no assurance that the business strategy will be successful or that the Company will successfully address these risks or difficulties. If it fails to address adequately any of these risks or difficulties, the business would likely suffer. In such case, the trading price of the Company's common stock could decline and investors could lose all or a part of their investment. See "Management's
Discussion and Analysis of Financial Condition and
Results of Operations" and the financial statements for detailed information on the Company's extremely limited operating history.
The Company has a history of losses, negative cash flow and anticipate continued losses. As a development stage company, the Company can expect to continue to incur losses, significant operating and capital expenditures in areas such as expansion of advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Success in obtaining additional funding will determine the ability to continue and expand operations. There can be no assurance that the Company will ever achieve or sustain profitability or that operating losses will not increase in the future. See
"Management's Discussion and Analysis of Financial
Condition and Results of Operations" and accompanying financial statements.
The Company has a working capital deficit and will require additional financing which may not be available.
The Company will need to obtain additional debt or equity financing to fund the costs of continuing operations until achieving positive cash flow. The Company has no current commitments or arrangements for additional financing and there can be no assurance that any additional debt or equity financing will be available to us on acceptable terms, or at all. If the Company is unable to satisfy its capital requirements, its may not be able to effectively compete in the marketplace or continue operations.
The Company must establish, maintain and strengthen its brand in order to attract users to its network and generate advertising. To succeed in establishing brand identity, the Company must enable healthcare consumers to perceive it as a trusted source of healthcare information, and persuade advertisers, merchants and manufacturers to perceive it as effective marketing and sales channel for their products and services. The
Company will need to increase substantially its marketing budget in efforts to establish brand recognition and loyalty. The Company's business could be materially adversely affected if marketing efforts are not productive or if brand identity is not strengthened.
The Company's business model has relied in large part on Internet advertising and sponsorship activities which may not be effective or profitable marketing media. The
Company's future is highly dependent on sustained use of the Internet as an advertising medium. The Company has relied almost exclusively on Burst! Media, L.L.C., the on-line property representation company, to provide with advertising sales services. Demand and market acceptance for Internet advertising solutions are uncertain. Most of current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires that acceptance of a new way of conducting business, exchanging information and advertising products and services. There can be assurance that the market for Internet advertising will emerge or become sustainable. If the market for Internet advertising fails to develop sufficiently or rapidly enough, then the ability to generate advertising revenue would be materially adversely affected, causing a material adverse impact to the Company.
Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project future advertising rates and revenues. Advertising revenues could be adversely affected if by an inability to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer.
Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.
The Company depends on third parties to provide content pursuant to nonexclusive arrangements, which are short-term or terminable. The Company intends to produce only a portion of the healthcare content that found on the Healthmall.com network. Sources of content currently include PR Newswire and National Library of Medicine.
During fiscal 2000, the Company discontinued its relationship with Facts and Comparisons, which became the subject of litigation. See subsequent events. As health-related content grows on the Internet, competition for the best product suppliers will increase, which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the Healthmall.com network less attractive or useful for an end user, which could reduce advertising revenues. The Company can provide no assurances that it will be able to maintain relationships with third parties that supply content, software or related products or services that are crucial to success, or that such content, software, products or services will be able to sustain any third-party claims or rights against their use. Also, there can be no assurance assure that the content, software, products or services of those companies that provide access or links to the Company's website will achieve market acceptance or commercial success. Accordingly, the Company cannot assure that existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues.
The Company depends on links to its websites from unrelated parties to increase traffic on its websites, and thereby increase advertising and other revenues. The
Company cannot provide assurances that the third parties regard these relationships as important to their own respective businesses and operations. They may decide not to provide website links at any time in the future and may develop their own competitive services or products.
Further, to expand the traffic to the Company's websites, it may need to enter into strategic alliances, which may involve the payment of significant funds for prominent or exclusive carriage of healthcare information and services. Such transactions are premised on the assumption that the traffic obtained from these arrangements would yield revenues in excess of the payments made. This assumption is not yet proven, and if unsuccessful, they could result in the failure to generate sufficient resources to offset expenditures, causing a material, adverse impact.
To execute its growth plan, the Company must attract, retain and motivate highly skilled employees.
Significant competition from other Internet and new media companies exists. The ability to execute growth plans and be successful also depends on the ability to attract, retain and motivate highly skilled employees. To date, the Company has relied on Leonard F. Vernon, its President, as its only employee, as well as third party consultants to develop and operate its business.
Subsequent to fiscal 2000, Dr. Vernon resigned his positions with the company. See subsequent events. As growth continues, the Company will need to hire additional personnel in all operational areas.
Competition for qualified personnel is intense. The
Company may be unable to retain or attract, assimilate or retain other highly qualified employees in the future, which would materially, adversely affect the business.
An inability to manage growth could harm the business. If the Company becomes unable to manage our growth effectively, the business, results of operations and financial condition could be adversely affected.
The inability to expand infrastructure could result in the loss of customers and damages to operating results.
Presently, a relatively limited number of consumers use the websites. The Company may not be able to project accurately the rate or timing of increases, if any, in the use of its websites or to expand and upgrade, or afford to pay companies to expand and upgrade, systems and infrastructure to accommodate such increases.
The Company must continue to expand and adapt the network infrastructure to accommodate additional users, increase transaction volumes and changing consumer and customer requirements. Systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause users to instead use the on-line services of our competitors.
The Company may suffer computer system failures. Computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. The Company lacks full redundancy for all of our computer and telecommunications facilities and does not maintain a backup data facility. It also lacks any type of business interruption insurance to afford protection in the event of a catastrophe. If a computer system failure occurs which prevent consumers from accessing websites, the business will be adversely affected.
If Healthsites.comT is not successful, the business will suffer. The Healthsites.comT search engine service launched on March 23, 2000. Substantial resources have been expended to acquire the name "Healthsites.com" and to develop the website. Upon widespread commercial introduction, this program will not be able to satisfactorily perform all of the functions for which it is being designed or that it is not reliable or durable in extensive applications. Healthsites.com (TM) search engine service is relied upon to provide advertising revenues in the future. The inability to succeed in this regard will materially, adversely impact the business.
The Company may have liability for information provided on its websites or which is accessed therefrom. Because users of the website access health content and services relating to a condition they may have and may distribute corporate content to others, third parties may sue for defamation, negligence, copyright or trademark infringement, personal injury or other matters. Liability could arise if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online entities in the past. Others could also sue for the content and services that are accessible from corporate websites through links to other websites or through content and materials that may be posted by users in chat rooms or on bulletin boards. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on the Company's reputation and business.
Consumers may also sue if any of the products or services which sold on or through websites are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties.
This could produce a material, adverse impact on the Company.
The inability to protect adequately proprietary rights may harm the business. The Company relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other contractual provisions to protect proprietary rights. Notwithstanding these safeguards, it may be possible for competitors to imitate corporate products and services or to develop independently noninfringing competing products and services. Such actions could materially and adversely affect the number of users of the websites, which would materially and adversely affect the business.
The Company has applied for federal registration of the mark "GoHealth.MD" and "Healthsites.com", as well as other service and trademarks deemed important. A potentially conflicting pending application has been made with the US Department of Commerce's Patent and Trademark
Office with regard to "GoHealth.MD." If the right to use this mark is lost, the Company could be forced to change its corporate name and adopt a new domain name. These changes could confuse current and potential customers and adversely impact brand identity and business.
The Company has limited sales, marketing and management experience. Although our fiscal 2000 President, Leonard
F. Vernon, has experience in marketing other products, he has only limited marketing experience with Internet products and services. The Company has on occasion hired outside consultants and independent contractors, and will need to hire sales and marketing personnel. There can be no assurance that such personnel will be able to work effectively. The inability to hire adequate personnel could materially, adversely affect the business.
Rapid technological change in the industry could outdate the websites and services. The market for the Company's websites is characterized by rapidly changing technology and continuing development of customer requirements. The future success of the business will depend in large part upon the ability to develop and market websites at an acceptable cost, and successfully anticipate or respond to technological changes in customer requirements on a cost-effective and timely basis. There can be no assurance that development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render technology or websites obsolete or uncompetitive. In addition, to the extent that technologies or equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment. If unable to acquire or implement such new technologies or equipment, the Company will not be able to effectively compete in the marketplace.
Consumers and the healthcare industry must accept the Internet as a source of healthcare content and services for our business model to be successful. To be successful, the Company must attract significant number of consumers as well as other participants in the healthcare industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. The Company's business model assumes that consumers will use healthcare information available on its network, that consumers will access important healthcare needs through electronic commerce using websites, and that local healthcare organizations will affiliate with the Company. This business model is not yet proven, and if unable to successfully implement the business model, the Company may not be able to continue our business.
The Company competes in the Internet industry with a number of other companies, including larger, well-known entities that possess greater financial resources. It competes directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:
health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org, mediconsult.com, onhealth.com, thriveonline.com and webmd.com; on-line and Internet portal companies, such as America Online, Inc., drkoop, Inc., Microsoft Network,
Yahoo! Inc., Excite, Inc., Lycos Corporation and Infoseek
Corporation; electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on the Company's website; hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups. Many of these actual and potential competitors are likely to enjoy substantial competitive advantages compared to us, including: the ability to offer a wider array of on-line products and services; larger production and technical staffs; greater name recognition and larger marketing budgets and resources; larger customer and user bases; and substantially greater financial, technical and other resources.
Increased competition could result in decreased website traffic, a loss of revenues or a reduction in prices or an increase in losses from operations. To be competitive, the Company must respond promptly and effectively to challenges of technological change, evolving standard of our competitor's innovations by continuing to enhance product and service offerings. There is no assurance that the Company will have the financial resources, technical expertise, marketing and support capabilities to continue to compete successfully. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Please see
"Business-Competition."
Since the Company operates an Internet network, its business is subject to government regulation relating to the Internet, which could impair operations. In addition to regulations applicable to businesses generally, law and regulations directly applicable to electronic commerce may apply. Although currently few such laws and regulations presently exist, state, federal and foreign governments may each adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to the Company's our products and services. This decrease in the demand for its products and services would seriously harm its business and operating results.
Any new laws and regulations may govern or restrict the following issues: user privacy; the pricing and taxation of goods and services offered over the Internet; the content of websites; consumer protection; and the characteristics and quality of products and services offered over the Internet.
For example, the Telecommunications Act of 1986 prohibits the transmission of certain types of information and content over the Internet. The scope of this Act's prohibition is currently unsettled. In addition, although courts recently held substantial portions of the Communications Decency Act unconstitutional, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in Internet commerce to liability.
Since the Company operates a healthcare network over the Internet, its business may be subject to healthcare regulation and other matters unique to the healthcare area. Laws and regulations have been or may be adopted with respect to the provision of healthcare-related products and services on-line, covering areas such as:
the regulation of medical devices; the practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals on-line; and the regulation of government and third-party cost reimbursement.
FDA Regulation of Medical Devices. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. The Company does not believe that current applications or services will be regulated by the FDA; however, applications and services may become subject to FDA regulation. Additionally, application and service offerings may expand into areas that subject us to FDA regulation. The Company has no experience in complying with FDA regulation. Complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent introduction of new applications or services.
Regulation of the Practice of Medicine and Pharmacology.
The practice of medicine and pharmacology required licensing under applicable state law. While the Company does not believe its websites and affiliate relationships violate state licensing requirements, a state regulatory authority may at some point allege that some portion of the business violates these statutes. Any such allegation could result in a material adverse effect on the business.
Federal and State Healthcare Regulation. The Company receives a fee when users on the website purchase health food and vitamin products from the Healthyfirst.com website. In addition, in the future, the Company may earn a service fee when users on the website purchase prescription pharmacy products. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. If the program were deemed to be inconsistent with federal or state law, the Company could face criminal or civil penalties.
Further, the Company would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If such activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on the business, results of operations and financial condition.
Success depends on increased adoption of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business are likely only in the event that the Internet provides businesses with greater efficiencies and other advantages. If commerce on the Internet does not continue to grow, or grows more slowly than expected, growth would decline and the business would be seriously harmed.
Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including: potentially inadequate network infrastructure; delays in the development of Internet enabling technologies and performance improvements;
delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; changes in, or insufficient availability of, telecommunications services to support the Internet; and failure of companies to meet their customers' expectation in delivering goods and services over the Internet.
There is a limited market for the Company's common stock.
Currently only a limited trading market exists. The common stock trades on the OTC Bulletin Board under the symbol "GOMD" or "GOMDE". The Bulletin Board is a limited market and subject to substantially less restrictions and limitations in comparison to the NASDAQ
National Market System. Any broker/dealer that makes a market in the stock or other person that buys or sells our stock could have a significant influence over its price at any give time. The Company can provide no assurance that the market in its common stock will be sustained. As a result, common stock holders may be unable to sell readily the stock held, if at all.
The Company's stock price had been volatile. The history relating to the prices of newly public companies indicates that there may be significant volatility in the market price of the Company's common stock. As a result, holders of the Company's common stock may be subject to wide fluctuations in the value of their investment.
Sales of common stock registered in a public offering could cause a decline in stock price. A significant amount of common stock coming on the market at any given time could result in dilution as well as a decline in the price of such stock or increased volatility.
Shareholders may face the possible inability to sell in the secondary market. In October 1990, Congress enacted the "Penny Stock Reform Act of 1990" to counter fraudulent practices common in stock transactions of companies which do not meet certain capital requirements, trading price requirements or listings requirements. The
Company currently does not meet such requirements and therefore stock transactions involving our common stock would be subject to requirements of the Penny Stock
Reform Act including: brokers and/or dealers, prior to effecting a transaction in the common stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for our common stock as well as specific information about our common stock and the transaction involving the purchase and sale of the stock, such as price quotes and broker/dealer and associated person compensation; and subsequent to effecting a transaction, the broker is required to deliver monthly or quarterly statements containing specific information about our common stock. These requirements will most likely negatively affect the ability of purchasers herein to sell our common stock in the secondary market, if any.
The Company has not declared and does not intend to declare dividends. Any investor who purchases our common stock should not anticipate receiving any dividends on their common stock at any time in the foreseeable future.
Payment of dividends is within the absolute discretion of the board of directors and there can be no assurances that cash dividends will ever be paid on the common stock or that their value will ever increase. The Company has does anticipate paying any dividends in the future.
Some of the Company's stockholders own a significant amount of common stock and can exercise control over all matters submitted to a vote of shareholders. As of June
20, 2000, Sandra Vernon, the wife of Leonard F. Vernon,
William Hanna and Kevin O'Donnell in aggregate beneficially own approximately 64.3% of the common stock.
As a result, these stockholders are able to exercise significant influence, and in most cases control, over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control that may otherwise be beneficial to investors.

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

FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements which involve substantial risks and uncertainties. These forward-looking statements can generally be identified because the context of the statement includes works such as "may," "will," "except," "anticipate," "intend,"
"estimate," "continue," "believe," or other similar words. Similarly, statements that describe our future plans, objectives and goals are also forward-looking statements. Factual results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including those listed in "Risk Factors" and elsewhere in this report.

PART II. OTHER INFORMATION

Item 1. Litigation

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

Last, the Company was named as a defendant in a lawsuit from a third supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $4,298. Management has included this amount in accounts payable.


Item 5. OTHER INFORMATION.

Changes in Officers and Directors

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

Insurance

On March 28, 2001 the Company's liability and comprehensive insurance coverage expired and was not renewed.

Subsequent Events

On May 24, 2001, the Company received a payment of $12,500 on the Note receivable-stockholder.

Item 6. EXHIBITS AND REPORTS OF FORM 8-K
(a)Exhibits: None.
(b)Current Reports of Form 8-K: The Company filed a report on Form 8-K regarding the change in officers and directors, as described in Item 5 above, on April 4, 2001.





GOHEALTH.MD, INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GOHEALTH.MD, INC.


Date:     June 6, 2001        By:   /s/ William Hanna
                                    William Hanna (CEO,
                                    Chairman,
President,
                                    Principal Financial
                                    Officer, and
Director)