Form 10QSB/A
period 2001-03-31
GOHEALTH MD INC
filed 2001-06-12
CIK 356590

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

Telephone: (800) 204-1902
Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]
At March 31, 2001, there were 7,579,117 shares of the Registrant's common stock outstanding, and Company had 628 shareholders of record.




GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
March 31,		December 31,
2001		2000
ASSETS							(Unaudited)	(Audited)
Current Assets:
  Cash		 					$16,943 		 $599
  Accounts receivable		 		4,330 		 4,400
  Interest receivable		 		326 			 326
  Prepaid expenses					 - 		 	941
  Domain names - available for sale	41,568 		 41,568
          Total Current Assets		 63,167 		 47,834
Furniture and equipment, net of
 accumulated depreciation of $5,883
 at March 31, 2001 and $4,988 at
 December 31, 2000		 			7,229 		 8,124
Website costs, net of accumulated
 amortization of $171,416 at
 March 31, 2001 and $148,633 at
 December 31, 2000		 			159,484 		 182,267
Deposits								-		500
          TOTAL ASSETS				 $229,880 	$238,725
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable				 	$140,680 		$140,680
  Accounts payable					 730,413 		 734,218
  Accrued expenses				 	160,910 		 59,409
  Accrued interest payable		 	17,251 		 14,291
  Due to related party		 	 	27,986 		 -
  Due to former President		 	21,622 		 21,622
          Total Liabilities		 	1,098,862 	970,220

Stockholders' Equity (Deficit):
 Common stock ($.01 par value,
  25,000,000 shares authorized,
  7,579,117 shares issued and out-
  standing at March 31, 2001 and
  December 31, 2000 		 		75,791 		 75,791
 Additional paid-in-capital			12,051,607 	12,015,607
 Note receivable-stockholder		 	(35,000)		 (35,000)
 Unamortized consulting expense,
  net of accumulated	 amortization
  and write-off of $3,325,500 at
  March 31, 2001 and $3,098,500 at
  December 31, 2000						-		 (227,000)
 Retained earnings, (deficit)		 (12,961,380)	(12,560,893)
    Total Stockholders' Equity (Deficit)	(868,982)	(731,495)
 	Total Liabilities and
 	Stockholders' Equity (Deficit)		$229,880 		 $238,725

GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the Three Months Ended
March 31,		March 31,
2001    		    2000
Sales:
 Advertising revenue				 $4,200 		 $461

 Gross Profit			 			4,200 		 461
Other Expenses:
 General and administrative			 55,401 		 169,818
 Marketing and license fees			 - 		 	162,276
 Website costs			 			62,783 		 66,382
 Advertising and promotion			 6,543 		 70,222
 Consulting fees			 		277,000 		 596,693
 Interest expense			 		2,960 		 376
     Total Other Expenses			404,687 		 1,065,767
Net Loss			 				(400,487)		 (1,065,306)

Beneficial Conversion Feature
 of Warrants			 				- 		 330,000
Net Loss on Common Stock			 $(400,487)		 $(1,395,306)
Loss per Share:
 Basic and diluted loss per share			 $(0.05)		 $(0.32)
 Basic and diluted common shares
 outstanding			 			7,579,117 		 4,299,117


GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the Three Months Ended
March 31,			March 31,
2001    		    	2000
Cash Flows from Operating
Activities:
 Net loss		 				$(400,487)		 $(1,395,306)
 Adjustments to reconcile net
 loss to net cash used in
 operating activities:
   Amortization		 			124,783 		 549,547
   Depreciation		 				895 		 875
   Value of services of
    officer contributed
    to paid in capital		 		36,000 		 40,000
   Write-off of consulting expense	125,000 		    -
   Beneficial conversion
    feature of warrants		          - 		 	330,000
Changes in assets and liabilities:
 Decrease in accounts receivable		 	70 		 48
(Increase) decrease in prepaid expenses	941 		 (6,283)
 Decrease in deposits		 			500 		 5,000
 Increase (decrease) in accounts payable	(3,805)	162,443
 Increase in accrued expenses		 	101,501 	15,000
 Increase in accrued interest payable		 2,960 	375
     Net cash used in
     operating activities		 		(11,642)	(298,301)
Cash Flows from Investing Activities:
 Purchase of furniture and equipment		 - 		 (7,104)
 Purchase of website		 			 - 		 (20,000)
     Net cash used in investing activities	 -		 (27,104)
Cash Flows from Financing Activities:
 Proceeds from sale of common
  stock and warrants					-		 	200,000
 Principal payment of loan from
  former officer						-		 	(1,340)
 Proceeds from loan from related party		 27,986 		 -
 Principal payments - notes payable		-			 (10,000)
 Proceeds from collection of
 Series A warrants subscribed for			-			 269,500
     Net cash provided by
     financing activities		 		27,986 		458,160
Net Increase in Cash		 			16,344 		132,755
Cash, beginning of period		 		599 			38,791
Cash, end of period		 				$16,943 		 $171,546

GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Continued)
For the Three Months Ended
March 31,		March 31,
2001    		    2000
Supplemental Disclosures of
Cash Flow Information:
  Cash paid during the period for:
   Interest					$          -		$          -
   Taxes						$          -		$          -
Supplemental Disclosure of
Noncah Investing and
Financing Activities:
   Purchase of website in
   exchange for common stock		$          -		 $400,000





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