Form 10QSB
period 2001-09-30
GOHEALTH MD INC
filed 2001-11-15
CIK 356590

QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission File Number: 001-10382

GOHEALTH.MD, INC.

(Exact name of registrant as specified in its charter)

Nugget Exploration, Inc.

(former name of small business issuer)

NEVADA                         83-0250943

	(State or other jurisdiction of      (I.R.S. employer
incorporation or organization)      identification no.)

148 Madison Avenue, 14th Floor, New York, NY 10018

(Address of principal executive offices and zip code)

Telephone: (212)545-9595

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

At September 28, 2001, there were 11,029,603 shares of the Registrant's common stock outstanding, and Company had 644 shareholders of record.




1.	Financial Statements

GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS


							September 30,		December 31,
								2001		2000
ASSETS						(Unaudited)		(Audited)

Current Assets:
  Cash		 				$            32,568 		 $           599
  Accounts receivable, net				 - 		               	  4,400
  Interest receivable		              		326 		                    326
  Prepaid expenses			 		- 		                    941
  Domain names - available for sale, net of allowance
for obsolescence of $20,784 at September 30, 2001
20,784 		         41,568
          Total Current Assets		               	53,678 		         47,834

Furniture and equipment, net of accumulated
  depreciation of $7,675 at September 30, 2001
  and $4,988 at December 31, 2000		                 5,438 		           8,124
Website costs, net of accumulated amortization
  of $216,983 at September 30, 2001 and $148,633 at
  December 31, 2000		             		113,917 		         182,267

Deposits							-		      500

          TOTAL ASSETS		 $          173,033 		 $          238,725


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable		 $          140,680 		 $          140,680
  Accounts payable		             773,989 		             734,218
  Accrued expenses		               79,941 		               59,409
  Accrued interest payable		   23,270 		               14,291
  Due to related party		               22,986 		          -
  Due to former President		   21,622 		               21,622
          Total Liabilities		          1,062,488 		             970,220

Stockholders' Equity (Deficit):
  Common stock ($.01 par value, 25,000,000 shares
    authorized, 10,229,117 shares issued and out-
    standing at September 30, 2001 and 7,579,117 at December 31, 2000
102,291 		               75,791
  Additional paid-in-capital		        12,346,607 		        12,015,607
  Note receivable-stockholder			 - 		             (35,000)
  Due from directors and officers		          (11,000)		 -
  Unamortized consulting expense, net of accumulated
    amortization and write-off of $3,325,500 at September 30,
    2001 and $3,098,500 at December 31, 2000		-		(227,000)
  Retained earnings, (deficit)		     		 (13,327,353)		(12,560,893)
          Total Stockholders' Equity (Deficit)		        (889,455)		 (731,495)

          Total Liabilities and Stockholders' Equity (Deficit)
$          173,033 		 $          238,725

____________________

See accompanying notes to these financial statements.






GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Three Months Ended		For the Nine Months Ended
					September 30,		September 30,
					2001		2000		2001		2000

Sales:
Advertising revenue		$     115		$       19,970		$       4,491		$   37,720
Domain name sales			 - 		         - 		           - 		           1,471
		             		115 		         19,970 		          4,491 		39,191

Cost of Sales						 - 		 - 		 - 		 1,050

Gross Profit		           	  	115 		         19,970 		          4,491 		38,141

Other Expenses:
  General and administrative		 25,565 		123,078 		219,973 	410,563
  Marketing and license fees		 - 		        113,194 			 - 		374,787
  Website costs		         22,784 		        130,214 		      108,351 		 365,588
  Advertising and promotion		 - 		         87,497 		          9,148 		  340,720
  Write-off of prepaid directors' fees
    and officers' compensation		 - 		 - 		    	  140,000 		-
  Consulting fees		        (30,000)		     3,191,236 		      257,000 		 4,886,579
  Interest expense, net			3,026			1,211			8,979		1,951
Total Other Expenses		21,375 		     3,646,430 		      743,451 		 6,380,188

Net Loss		        (21,260)		    (3,626,460)		     (738,960)		    (6,342,047)
Bargain purchase price on treasury
  stock				 - 		 - 		        27,500 		 -
Beneficial Conversion Feature
  of Warrants			 - 		 - 		 - 		       442,500

Net Loss on Common Stock	$   (21,260)		$(3,626,460)		$ (766,460)	$(6,784,547)
Loss per Share:
  Basic and diluted loss per share	$(0.00)			$  (0.73)		$   (0.09)	$  (1.42)
  Basic and diluted common shares
    outstanding		  	10,229,117 		     4,953,682 		    8,685,711 		 4,775,969

____________________

See accompanying notes to these financial statements.

GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


							For the Nine Months Ended
							September 30,
							2001		2000

Cash Flows from Operating Activities:
  Net loss					 $    (766,460)		 $    (6,784,547)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization		       			170,350 		        2,433,508
      Interest income accrued on notes receivable		-	                (156)
      Depreciation		          			 2,686 		              2,625
      Provision for bad debts		           		4,330 			 -
      Provision for obsolescence-domain names	 20,784 		 -
      Value of services of officer contributed
        to paid in capital		         			36,000 		   112,000
      Writedown of investments			-		              5,000
      Beneficial conversion feature of warrants		 - 		          442,500
      Bargain purchase price on treasury stock		         27,500 		 -
      Issuance of stock and stock options for services		47,333		2,525,563
      Issuance of stock for compensation of
        directors and officers		         			70,000 		 -
      Write-off of prepaid directors' and
        officers' compensation		       			140,000 		 -
      Write-off of note receivable - stockholder		         10,000 		 -
      Write-off of consulting expense		       		125,000 		 -
      Write-off of prepaid accounting fees		         	25,667 		 -

  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable			70			(13,85)
   Decrease in prepaid expenses		              	941 		                 739
    Decrease in deposits		              		500 		              5,000
    Increase in domain names - available for sale	 - 		             (2,734)
    Increase in accounts payable		         39,771 		          297,390
    Increase in accrued expenses		         20,532 		            15,500
    Increase in accrued interest payable		           8,979 		              1,967
          Net cash used in operating activities		 (16,017)		         (947,030)

Cash Flows from Investing Activities:
  Purchase of furniture and equipment		 - 		             (7,104)
  Acquisition of investment		 		- 		             (5,000)
  Purchase of website		 			- 		           (20,000)
          Net cash used in investing activities		-		           (32,104)

Cash Flows from Financing Activities:
  Proceeds from sale of common stock and warrants		-		          600,000
  Principal payment of loan from former officer		-		             (1,340)
  Proceeds of notes payable				          	-			170,000
  Proceeds from loan from related party		         27,986 			 -
  Payments on loan from related party		          (5,000)			 -
  Proceeds from collection of note receivable -
    stockholder		         					25,000 		 -
  Principal payments - notes payable		 		- 		           (52,500)
  Proceeds from collection of Series A
    warrants subscribed for		 			- 		          269,500
	Net cash provided by financing activities		47,986			985,660

Net Increase in Cash (Carried Forward)		         31,969 		              6,526

Net Increase in Cash (Brought Forward)		 $      31,969 		 $           6,526

Cash, beginning of period		              		599 		            38,791

Cash, end of period		 		$      32,568 		 $         45,317

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
    Interest				$         -		 $              139
    Taxes		 		$         -		 $         -

Supplemental Disclosure of Noncash Investing
  and Financing Activities:
    Purchase of website in exchange for
      common stock		 	$         -		 $        400,000
    Value of consulting services exchanged for
      common stock and warrants to purchase
      common stock		 	$      73,000 		 $     1,335,400
    Stock purchased from treasury in exchange
      for amounts due from directors and officers	 $      11,000 		 $         -
    Stock issued in exchange
      for notes receivable		 $         -		 $         18,750



____________________

See accompanying notes to these financial statements.




GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

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

The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000.

The statements of operations for the three and nine months ended
September 30, 2001 and 2000 are not necessarily indicative of results for the full year.

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

6.  STATEMENTS OF OPERATIONS

Depreciation of $895 and $2,686, respectively, for the three and nine months ended September 30, 2001 is included in general and administrative expense. Provisions for bad debts and obsolescence of domain names of $4,330 and $20,784, respectively, for the nine months ended September 30, 2001 are also included in general and administrative expense. Directors' and officers' compensation of $70,000 for the nine months ended September 30, 2001 is included in general and administrative expense as well. Amortization of $22,783 and $68,350, respectively, for the three and nine months ended September 30, 2001 is included in website costs. Accounting fees, which is also included in general and administrative expense, consists of amortization of $2,333 and a write-off of prepaid accounting fees of $25,667 for the nine months ended September 30, 2001. Consulting fees include amortization of $102,000 and a write-off of $125,000 for the nine months ended September 30, 2001.

Depreciation of $875 and $2,625, respectively, for the three and nine months ended September 30, 2000 is included in general and administrative expense. Provision for bad debts, provision for obsolescence of domain names, and directors' and officers' compensation were $ - 0 - for the three months and nine months ended September 30, 2000. Accounting fees of $4,934 and $5,159, respectively, for the three and nine months ended September 30, 2000 are also included in general and administrative expense. Amortization of $39,975 and $108,558, respectively for the three and nine months ended September 30, 2000 is included in website costs. Consulting fees include amortization of $1,020,950 and $2,324,950, respectively for the three and nine months ended September 30, 2000.

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

On February 15, 2001, the principal stockholder of the Company agreed to sell 550,000 shares of her personal holdings of the Company's common stock, and on June 8, 2001 sold these shares to individuals comprising the Company's Board of Directors. The proceeds from this sale net of any personal income tax liability arising from the sale was to be paid to the Company as a capital contribution. Pursuant to this agreement, these 550,000 shares were transferred to these individuals at a price of $.02 per share, or $11,000, in exchange for a receivable from them. The closing market price of the Company's common stock on this date was $.07, thus creating a benefit to the purchasers of $.05 per share, which was reflected as an expense of $27,500 in the second quarter.
The receivable for $11,000 is reflected in stockholders' equity (deficit) on the consolidated balance sheet at September 30, 2001.

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

The Company is a defendant in a fifth lawsuit from a supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $9,675. Management has included this amount in accounts payable and is disputing the amount claimed.

The Company is a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed. The amount asserted is $40,000. Management believes the matter is without merit, and has counterclaimed for damages and equitable relief against the plaintiff. However, management has included the total amount claimed in accounts payable.

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

DESCRIPTION OF BUSINESS

Background

On July 24, 1980, Western Exploration and Mining Company was incorporated under the laws of the State of Nevada. On February 5, 1981, the name was changed to Nugget Exploration, Inc. This entity had a wholly owned subsidiary, Nugget Holding Co. On February 23, 1999, GoHealth.MD, Inc. ("GoHealth"), a development stage company, was incorporated under the laws of the State of Delaware. On November 10, 1999, Nugget Holding Company merged into GoHealth (the "Merger"). As a result of the Merger, GoHealth became a wholly-owned subsidiary of Nugget Exploration, Inc. Pursuant to the Merger, the shareholders of the Company received 81% of the outstanding common stock of Nugget Exploration, Inc. The accounting year was subsequently changed to the calendar year from a May 31st fiscal year. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. (the "Company").

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

Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which is directed to chiropractors and contains health related information. Management believes that this newsletter could yield revenue from subscription based and informational services once this program is fully implemented.

Industry Overview

The Internet has become a communications, research and commercial tool. It permits consumers to seek information, communicate with one another and execute commercial transactions electronically. The number of worldwide web users is expected to grow significantly in the future. Healthcare is a large segment of the U.S. economy, and health and medical information represent significant areas of interest on the Internet. Management believes that companies that establish a clear brand identity as a trusted source of on-line consumer healthcare information and services may have a significant opportunity to capitalize on multiple revenue sources, including the sale of information, products, and services, as well as advertising.

Business Strategy

Initially, the Company sought to derive revenues primarily by selling space on its website to advertisers and through affiliations with other entities. Throughout fiscal 2000, the Company tweaked its revenue model to address more traditional means of generating sales of product and services, in addition to its advertising revenues. Now, the Company's business focuses on: (i) operating health related Internet sites; (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter; (iv) selling brand specific vitamins via the Internet; and
(v) engaging in business combinations and joint ventures with health-related information and services providers. The Company remains a development stage company, and as of September 30, 2001, it had not conducted any significant operations.

Plan of Operations

The Company's objective primarily was to establish Healthmall.com and other websites as a trusted and comprehensive source of consumer healthcare information and services on the Internet. Healthmall.com was created to empower consumers to better manage their personal health with comprehensive, relevant and timely information.

To develop operations and increase revenue based on this model, the Company would have needed to incur significant advertising and promotional expenses and hired additional personnel in all phases of operations. There was and can be no assurance that the Company will have the resources to increase advertising and promotional expenses or to hire the necessary personnel and managers in order to achieve growth in operations and revenues, and any failure to do so could have a material adverse effect on operating results.

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

The Company has a very limited operating history on which to base an evaluation of its business and prospects. Future prospects must be considered in light of the risks uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new evolving markets such as the Internet market. In view of the rapidly evolving nature of the business and limited operating history, period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

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

In September, 2000, the Company entered into an agreement and plan of merger with Herb Companion Press, Ltd. ("Herb"), a private company. This merger was not completed and the Company executed mutual releases with the parties involved. In September, 2001, the Company again entered into a memorandum of understanding regarding a merger with Herb. That agreement has expired without consummating a definitive agreement. The board of directors of the Company verbally extended the time frame within which to enter into a definitive agreement but no agreement has been reached. There can be no assurance that the parties will reach agreement at all. No releases have been executed as a result of any possible failure to effectuate any term of the memorandum of understanding.

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

Results of Operations

The Company generated revenues of $115 and $4,491 for the three and nine month periods, respectively, ended September 30, 2001, compared with $19,970 and $39,191 in revenues for the three and nine months ended September 30, 2000, respectively. The Company had a gross profit of $115 and $4,491 for the three and nine months, respectively, ended September 30, 2001, compared with $19,970 and $38,141 for the three and nine month periods ended September 30, 2000, respectively. The decrease in sales resulted primarily from lower advertising revenues associated with Internet traffic and attempts to re-focus the Company's long-term business strategy.

For the three and nine months ended September 30, 2001, expenses totaled $21,375 and $743,451, respectively, compared with $$3646,430 and $6,380,188, respectively, for the three and nine months ended September 30, 2000. Expenses decreased primarily due to a decrease in advertising expenditures, website development costs, and consulting fees, due to an effort to preserve cash and implement and develop alternate long-term business strategies and revenue models.

General and administrative expenses include depreciation of $895 and $2,686, respectively, for the three and nine month periods ended September 30, 2001. The Company has also created reserves for bad debts and obsolescence of domain names of $4,330 and $20,784, respectively, for the three and nine months ended September 30, 2001, which are included in general and administrative expense.

Directors' and officers' compensation of $70,000 for the three and nine months ended June 30, 2001 is included in general and administrative expense as well. In the previous year, no provision was made for bad debts or obsolescence, and directors' and officers' compensation was zero. The reserves reflect management's policy of reducing these assets to the lower of cost or market value. Amortization of $22,783 and $68,350, respectively, for the three and nine month periods ended September 30, 2001 is included in website costs Accounting fees, which is also included in general and administrative expense, consists of amortization of $2,333 and a write-off of prepaid accounting fees of $25,667 for the three and nine months ended September 30, 2001. Consulting fees include amortization of $102,000 and a write-off of $125,000 for the nine months ended September 30, 2001.

As a result of the above-described activities, the Company suffered a net loss of $21,260 for the three months ended September 30, 2001, or $0.00 per share, compared with $766,460, or, or $0.09 per share, for the three months ended September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2001, the Company had a working capital deficit of $889,445. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations.

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

RISK FACTORS

Investment in the Company's securities involves a high degree of risk. The Company is a development stage company and its business strategy may not be successful. It commenced Internet operations with the www.Healthmall.com website in November 1999 and to date, has generated only minimal revenues. As a development stage company, the risks and difficulties faced include the ability to: attract an audience of users to the Internet-based consumer healthcare network; increase brand awareness; offer compelling on-line content, services and e-commerce opportunities; attract a large number of advertisers who desire to reach users; respond effectively to the offerings of competitive providers of healthcare information on the Internet; continue to develop and upgrade technology; and attract, retain and motivate qualified personnel.

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

The Company has a history of losses, negative cash flow and anticipates continued losses. As a development stage company, the Company can expect to continue to incur losses, significant operating and capital expenditures in areas such as expansion of advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Success in obtaining additional funding will determine the ability to continue and expand operations. There can be no assurance that the Company will ever achieve or sustain profitability or that operating losses will not increase in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and accompanying financial statements.
The Company has a working capital deficit and will require additional financing which may not be available. The Company will need to obtain additional debt or equity financing to fund the costs of continuing operations until achieving positive cash flow. The Company has no current commitments or arrangements for additional financing and there can be no assurance that any additional debt or equity financing will be available on acceptable terms, or at all. If the Company is unable to satisfy its capital requirements, its may not be able to effectively compete in the marketplace or continue operations.

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

Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project future advertising rates and revenues. Advertising revenues could be adversely affected by an inability to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

The Company has depended on third parties to provide content pursuant to nonexclusive arrangements, which were short-term or terminable. The Company intends to produce only a portion of the healthcare content that found on the Healthmall.com network. During fiscal 2000, the Company discontinued its relationship with Facts and Comparisons, which became the subject of litigation. As health-related content grows on the Internet, competition for the best product suppliers will increase, which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the Healthmall.com network less attractive or useful for an end user, which could reduce advertising revenues. The Company can provide no assurances that it will be able to maintain relationships with third parties that supply content, software or related products or services that are crucial to success, or that such content, software, products or services will be able to sustain any third-party claims or rights against their use. Also, there can be no assurance assure that the content, software, products or services of those companies that provide access or links to the Company's website will achieve market acceptance or commercial success. Accordingly, the Company cannot assure that existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues. The Company depends on links to its websites from unrelated parties to increase traffic on its websites, and thereby increase advertising and other revenues. The Company cannot provide assurances that the third parties regard these relationships as important to their own respective businesses and operations. They may decide not to provide website links at any time in the future and may develop their own competitive services or products. Further, to expand the traffic to the Company's websites, it may need to enter into strategic alliances, which may involve the payment of significant funds for prominent or exclusive carriage of healthcare information and services. Such transactions are premised on the assumption that the traffic obtained from these arrangements would yield revenues in excess of the payments made. This assumption is not yet proven, and if unsuccessful, they could result in the failure to generate sufficient resources to offset expenditures, causing a material, adverse impact.

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

Presently, a relatively limited number of consumers use the websites. The Company may not be able to project accurately the rate or timing of increases, if any, in the use of its websites or to expand and upgrade, or afford to pay companies to expand and upgrade, systems and infrastructure to accommodate such increases. The Company must continue to expand and adapt the network infrastructure to accommodate additional users, increase transaction volumes and changing consumer and customer requirements. Systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause users to instead use the on-line services of competitors.
The Company may suffer computer system failures. Computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. The Company lacks full redundancy for all of its computer and telecommunications facilities and does not maintain a backup data facility. It also lacks any type of business interruption insurance to afford protection in the event of a catastrophe. If a computer system failure occurs which prevent consumers from accessing websites, the business will be adversely affected.

If Healthsites.comT is not successful, the business will suffer. Substantial resources have been expended to acquire the name "Healthsites.com" and to develop the website. Upon widespread commercial introduction, this program may not be able to satisfactorily perform all of the functions for which it is being designed or be reliable or durable in extensive applications. Healthsites.comT search engine service is relied upon to provide advertising revenues in the future. The inability to succeed in this regard will materially, adversely impact the business. The Company may have liability for information provided on its websites or which is accessed therefrom. Because users of the website access health content and services relating to a condition they may have and may distribute corporate content to others, third parties may sue for defamation, negligence, copyright or trademark infringement, personal injury or other matters. Liability could arise if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online entities in the past. Others could also sue for the content and services that are accessible from corporate websites through links to other websites or through content and materials that may be posted by users in chat rooms or on bulletin boards. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on the Company's reputation and business.

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

Consumers and the healthcare industry must accept the Internet as a source of healthcare content and services for the Company's business model to be successful. To be successful, the Company must attract significant number of consumers as well as other participants in the healthcare industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. The Company's business model assumes that consumers will use healthcare information available on its network, that consumers will access important healthcare needs through electronic commerce using websites, and that local healthcare organizations will affiliate with the Company. This business model is not yet proven, and if unable to successfully implement the business model, the Company may not be able to continue our business.

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

Increased competition could result in decreased website traffic, a loss of revenues or a reduction in prices or an increase in losses from operations. To be competitive, the Company must respond promptly and effectively to challenges of technological change, evolving standard of its competitor's innovations by continuing to enhance product and service offerings. There is no assurance that the Company will have the financial resources, technical expertise, marketing and support capabilities to continue to compete successfully. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services.

Since the Company operates an Internet network, its business is subject to government regulation relating to the Internet, which could impair operations. In addition to regulations applicable to businesses generally, law and regulations directly applicable to electronic commerce may apply. Although currently few such laws and regulations presently exist, state, federal and foreign governments may each adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to the Company's products and services. This decrease in the demand for its products and services would seriously harm its business and operating results.

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

The Company's stock price has been volatile. The history relating to the prices of newly public companies indicates that there may be significant volatility in the market price of the Company's common stock. As a result, holders of the Company's common stock may be subject to wide fluctuations in the value of their investment.
Sales of common stock registered in a public offering could cause a decline in stock price. A significant amount of common stock coming on the market at any given time could result in dilution as well as a decline in the price of such stock or increased volatility. Shareholders may face the possible inability to sell in the secondary market. In October 1990, Congress enacted the "Penny Stock Reform Act of 1990" to counter fraudulent practices common in stock transactions of companies which do not meet certain capital requirements, trading price requirements or listings requirements. The Company currently does not meet such requirements and therefore stock transactions involving its common stock would be subject to requirements of the Penny Stock Reform Act including: brokers and/or dealers, prior to effecting a transaction in the common stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for its common stock as well as specific information about our common stock and the transaction involving the purchase and sale of the stock, such as price quotes and broker/dealer and associated person compensation; and subsequent to effecting a transaction, the broker is required to deliver monthly or quarterly statements containing specific information about its common stock. These requirements will most likely negatively affect the ability of purchasers herein to sell GOMD common stock in the secondary market, if any.

The Company has not declared and does not intend to declare dividends. Any investor who purchases GOMD common stock should not anticipate receiving any dividends on their common stock at any time in the foreseeable future. Payment of dividends is within the absolute discretion of the board of directors and there can be no assurances that cash dividends will ever be paid on the common stock or that its value will ever increase. The Company has does anticipate paying any dividends in the future.

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

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements which involve substantial risks and uncertainties. These forward-looking statements can generally be identified because the context of the statement includes works such as "may," "will," "except," "anticipate," "intend," "estimate," "continue," "believe," or other similar words. Similarly, statements that describe the Company's future plans, objectives and goals are also forward-looking statements. Factual results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including those listed in "Risk Factors" and elsewhere in this report.




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

In July 2001, the Company was named as a defendant in a lawsuit from a supplier, styled Freeride.com v. GoHealthmd.com and Dr. Leonard F. Vernon t/a GoHealth.com, Docket No. L218601 (Sup. Ct. of NJ July 2001). The lawsuit alleges nonpayment of amounts owed for services rendered. The amount asserted is $54,712. Management believes this claim lacks any merit whatsoever and plans to defend vigorously against the action. Recently, management was informed of the entry of a default judgment in the amount of $55,838.39. Management believes that service was not effectuated and plans to seek to vacate the judgment. Nonetheless, management has included this amount in accounts payable and is disputing the amount claimed.

In July, 2001, the Company was named as a defendant in a lawsuit from a supplier, styled Creditors Adjustment Bureau, Inc., v. GoHealth.MD, Inc. (Case No. 01-015609 Sup. Ct. Cal. July 2001). The case alleges nonpayment of amounts owed for services rendered in the amount of $9,213. On September 27, 2001, management has been informed, the court entered default judgment in the amount of $13,287.70 against the Company. Management believes this claim lacks any merit whatsoever, and additionally, that service was not properly effectuated.
Management plans to defend vigorously against the action and also to seek to vacate the judgment. Nonetheless, management has included this amount in accounts payable and is disputing the amount claimed.

In September 2001, the Company was named as a defendant in lawsuit styled Steven Goldberg v. GoHealth,MD, Inc., Docket No. L-6096-01 (Sup. Ct. NJ Sept. 2001), from a former consultant who alleges nonpayment of amounts owed, malicious prosecution, and other tortuous misconduct.
The amount asserted is $40,000. Management believes the matter is utterly without merit, and furthermore, has asserted affirmative defenses and also counterclaimed for damages and equitable relief against the plaintiff. However, management has included the total amount claimed in accounts payable.

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

					GOHEALTH.MD, INC.

Date:     November 15, 2001      By:   /s/ William Hanna
                                    	William Hanna
					(Chief Executive Officer,
                                    	Chairman, President,
                                    	Principal Financial
                                    	Officer, and Director)