Form 10QSB/A
period 2001-09-30
GOHEALTH MD INC
filed 2001-12-20
CIK 356590

QUARTERLY REPORT

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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




GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001




				September 30,		December 31,
					2001		2000
ASSETS				(Unaudited)		(Audited)

Current Assets:
  Cash		 			$32,568 	$599
  Accounts receivable, net		- 		 4,400
  Interest receivable		 	326 		 326
  Prepaid expenses			 - 		 941
  Domain names - available for
  sale, net of reserve
  of $20,784 at
  September 30, 2001		 	20,784 		41,568
          Total Current Assets		53,678 		 47,834

Furniture and equipment, net
of accumulated depreciation
of $7,675 at September 30, 2001
and $4,988 at December 31, 2000	5,438 		 8,124
Website costs, net of accumulated
Amortization of $216,983 at
September 30, 2001 and $148,633
At December 31, 2000		 	113,917 	182,267

Deposits				-		500

          TOTAL ASSETS			 $173,033      $238,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable		 		$140,680 	$140,680
  Accounts payable		 	773,989 	734,218
  Accrued expenses		 	79,941 		 59,409
  Accrued interest payable		 23,270 	14,291
  Due to related party		 	22,986 		 -
  Due to former President		 21,622 	21,622
          Total Liabilities		 1,062,488 	970,220

Stockholders' Equity (Deficit):
  Common stock ($.01 par value,
  25,000,000 shares
    authorized, 10,229,117
    shares issued and out-
    standing at September 30, 2001
    and 7,579,117 at
    December 31, 2000 			102,291 	75,791
  Additional paid-in-capital		 12,346,607 	12,015,607
  Note receivable-stockholder		 - 		 (35,000)
  Due from directors and officers	(11,000)	-
  Unamortized consulting expense,
    net of accumulated
    amortization and write-off
    of $3,325,500 at September 30,
    2001 and $3,098,500 at
    December 31, 2000			-		 (227,000)
  Retained earnings, (deficit)		 (13,327,353)	(12,560,893)
          Total Stockholders'
          Equity (Deficit)		 (889,455)	(731,495)

          Total Liabilities and
          Stockholders' Equity
         (Deficit)			$173,033 	 $238,725

____________________

See accompanying notes to these financial statements.




GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

SEPTEMBER 30, 2001

				For the Three Months Ended
				September 30,
				2001		2000

Revenues:
  Advertising revenue		 $115 		 $19,970
  Domain name sales		 - 		 -
	Total	 		115 		 19,970

Cost of Sales		 	- 		 -

Gross Profit		 	115 		 19,970

Other Expenses:
  General and administrative	25,565 		 123,078
  Marketing and license fees	- 		 113,194
  Website costs		 	22,784 		 130,214
  Advertising and promotion	- 		 87,497
  Write-off of prepaid directors'
   Fees and officers'
   compensation		 	- 		 -
  Consulting fees		(30,000)	3,191,236
  Interest expense, net	3,026 		 1,211
          Total Other Expenses	21,375 		 3,646,430

Net Loss		 	(21,260)	(3,626,460)
Expense relating to beneficial
  conversion feature of warrants - 		 -
Expense relating to bargain purchase
  price on treasury stock exchange	- 		 -

Net Loss on Common Stock	 $(21,260)	$(3,626,460)

Loss per Share:
  Basic and diluted
  loss per share$         (0.00)		 $(0.73)
  Basic and diluted
  common shares
  outstanding		 10,229,117 		 4,953,682


			For the Nine Months Ended
			September 30,
			2001		2000

Revenues:
  Advertising revenue	$4,491 		 $37,720
  Domain name sales	- 		 1,471
		Total	4,491 		 39,191

Cost of Sales		 - 		 1,050

Gross Profit		 4,491 		 38,141

Other Expenses:
  General and administrative	219,973 	410,563
  Marketing and license fees	- 		 374,787
  Website costs		 	108,351 	365,588
  Advertising and promotion	9,148 		 340,720
  Write-off of prepaid
   directors' fees and
   officers' compensation	140,000 	 -
  Consulting fees		 257,000 	4,886,579
  Interest expense, net	8,979 		 1,951
          Total Other Expenses	743,451 	6,380,188

Net Loss		 (738,960)		 (6,342,047)
Expense relating to beneficial
  conversion feature of
  warrants			 - 		 442,500
Expense relating to bargain purchase
  price on treasury stock
  exchange		 	27,500 		 -

Net Loss on Common Stock	$(766,460)	$(6,784,547)

Loss per Share:
  Basic and diluted loss
Per share		 $(0.09)		 $(1.42)
  Basic and diluted common shares
    outstanding		 8,685,711 		 4,775,969


See accompanying notes to these
financial statements.



GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

SEPTEMBER 30, 2001



					For the Nine Months Ended
					September 30,
					2001		2000

Cash Flows from Operating
Activities:
  Net loss 		 		$(766,460)	$(6,784,547)
  Adjustments to reconcile net
    loss to net
    cash used in operating activities:
      Amortization			 170,350 	2,433,508
      Interest income accrued on
         notes receivable		 - 		 (156)
      Depreciation			 2,686 		 2,625
      Provision for bad debts		 4,330 		 -
Provision for
obsolescence-domain names	20,784 		 -
      Value of services of officer
        Contributed to paid in capital	36,000 		 112,000
      Writedown of investments		 - 		 5,000
      Beneficial conversion feature
      of warrants			 - 		 442,500
      Bargain purchase price on
        treasury stock exchange	27,500 		 -
      Issuance of stock and stock
        options for services		 47,333 	2,525,563
      Issuance of stock for
      compensation of directors
      and officers			 70,000 	-
      Write-off of prepaid directors'
       And officers' compensation	140,000 	-
      Write-off of note receivable
      - stockholder		 	10,000 		 -
      Write-off of consulting expense	125,000 	 -
      Write-off of prepaid accounting
        fees		 		25,667 		 -

  Changes in assets and liabilities:
    (Increase) decrease in
      accounts receivable		 70 		 (1,385)
    Decrease in prepaid expenses	941 		 739
    Decrease in deposits		 500 		 5,000
    Increase in domain names -
      available for sale		 - 		 (2,734)
    Increase in accounts payable	39,771 		 297,390
    Increase in accrued expenses	20,532 		 15,500
    Increase in accrued
      interest payable		 	8,979 		 1,967
          Net cash used in
	  operating activities		 (16,017)	(947,030)

Cash Flows from Investing Activities:
  Purchase of furniture and equipment	 - 		 (7,104)
  Acquisition of investment		 - 		 (5,000)
  Purchase of website		 	- 		 (20,000)
          Net cash used in
          investing activities		-		 (32,104)

Cash Flows from Financing Activities:
  Proceeds from sale of
    common stock and warrants		-		 600,000
  Principal payment on loan
    from former officer		-		 (1,340)
  Proceeds from notes payable
    issuances				-		170,000
  Proceeds of loan from
    related party			27,986 		 -
  Payments on loan due to
    related party		 	(5,000)		 -
  Proceeds from collection
    of note receivable -
    stockholder				 25,000 	 -
  Principal payments - notes payable	- 		 (52,500)
  Proceeds from collection of Series A
    warrants subscribed for		 - 		 269,500
          Net cash provided by
	  financing activities		 47,986 	985,660

Net Increase in Cash (Carried Forward)	31,969 		 6,526





				For the Nine Months Ended
				September 30,
				2001		2000

Net Increase in Cash
(Brought Forward)		 $31,969 	$6,526

Cash, beginning of period	599 		 38,791

Cash, end of period		 $32,568 	$45,317

Supplemental Disclosure of Cash Flow
 Information:
  Cash paid during the period for:
    Interest		 $         -		 $139
    Taxes		 $         -		 $         -

Supplemental Disclosure of Noncash Investing
  and Financing Activities:
    Purchase of website in exchange for
      common stock		 $      -	$400,000
    Value of consulting services
      exchanged for common stock
      and warrants to purchase
      common stock		 $73,000 	$1,335,400
    Stock purchased from
      treasury in exchange
      for amounts due from
      directors and officers	$11,000  $         -
    Stock issued in exchange
      for notes receivable	 $-		 $18,750









____________________

See accompanying notes to these financial statements.




GOHEALTH.MD, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001



1.  THE COMPANY

GoHealth.MD, Inc. ("GoHealth" or "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 23, 1999. GoHealth.Md, Inc. planned business purpose was to engage in providing through the Internet an advertising network and Internet presence for independently-owned health food stores, health care providers and others.

On November 10, 1999, GoHealth and a wholly owned subsidiary of Nugget Exploration, Inc. (a publicly traded Nevada corporation) completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, GoHealth became a wholly-owned subsidiary of Nugget Exploration Inc. and the wholly-owned subsidiary of Nugget merged with and into GoHealth. The stockholders of GoHealth received one share of common stock of Nugget for each share of GoHealth common stock held, resulting in the current stockholders of GoHealth owning approximately 81% of Nugget common stock. Concurrent with this transaction, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc.

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


4.  DOMAIN NAMES-AVAILABLE FOR SALE

A reserve of $20,784 has been provided for obsolescence or impairment of domain names available for sale, in accordance with management's policy of reducing these assets to the lower of cost or market.


5.  NOTES PAYABLE

Currently, substantially all of the notes payable are past due. To date, the Company has no knowledge of receipt of notices of default or for payment from the holders of these notes.


6.  STATEMENTS OF OPERATIONS

Depreciation of $895 and $2,686, respectively, for the three and nine months ended September 30, 2001 is included in general and administrative expense. Provisions for bad debts and on domain names of $-0- and $4,330, and $-0- and $20,784, respectively, for the three and nine months ended September 30, 2001 are also included in general and administrative expense. Directors' and officers' compensation of $-0- and $70,000 for the three and nine months ended September 30, 2001 is included in general and administrative expense. Amortization of $22,783 and $68,350, respectively, for the three and nine months ended September 30, 2001 is included in website costs. Accounting fees, included in general and administrative expense, includes amortization of $-0- and $2,333 along with a write-off of the remaining prepaid fees of $-0- and $25,667 for the three and nine months ended September 30, 2001. Consulting fees include amortization of $-0- and $102,000 and a write-off of $-0- and $125,000 for the three and nine months ended September 30, 2001, respectively.

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

During the three months ended June 30, 2001, 250,000 shares of common stock were issued to two consultants in satisfaction of amounts due to them totaling $45,000. The two consultants are related parties of the Company. One is a director and the other is the spouse of another member of the Board of Directors.


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

The Company is a defendant in another lawsuit from a supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $9,675. Management has included this amount in accounts payable and is disputing the amount claimed.

The Company is a defendant in a lawsuit from a former consultant alleging nonpayment of amounts owed. The amount asserted is $40,000. Management believes the matter is without merit, and has counterclaimed for damages and equitable relief against the plaintiff. However, management has included the total amount claimed in accounts payable.


9.  OTHER MATTERS

On June 11, 2001 the Company received written notification from a stockholder who wishes to recoup his $10,400 investment in a private placement of common stock of the Company that he made in May 1999 and another $2,500 investment in a private offering of Series A warrants in December 1999. The stockholder alleges that these investments were not suitable for him. Management has not received any further communication on this matter and believes that the claim is without merit.

 .





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

For the three and nine months ended September 30, 2001, expenses totaled $21,375 and $743,451, respectively, compared with $3,646,430 and $6,380,188, respectively, for the three and nine months ended September 30, 2000. Expenses decreased primarily due to a decrease in advertising expenditures, website development costs, and consulting fees, due to an effort to preserve cash and implement and develop alternate long-term business strategies and revenue models.

General and administrative expenses include depreciation of $895 and $2,686, respectively, for the three and nine month periods ended September 30, 2001. The Company has also created reserves for bad debts and obsolescence of domain names of $4,330 and $20,784, respectively, for the three and nine months ended September 30, 2001, which are included in general and administrative expense.

Directors' and officers' compensation of $0 and $70,000 for the three and nine months ended September 30, 2001, respectively, is included in general and administrative expense as well. In the previous year, no provision was made for bad debts or obsolescence, and directors' and officers' compensation was zero. The reserves reflect management's policy of reducing these assets to the lower of cost or market value. Amortization of $22,783 and $68,350, respectively, for the three and nine month periods ended September 30, 2001 is included in website costs. Accounting fees, which is also included in general and administrative expense, consists of amortization of $0 and $2,333 and a write-off of remaining prepaid accounting fees of $0 and $25,667 for the three and nine months ended September 30, 2001, respectively. Consulting fees include amortization of $0 and $102,000 and a write-off of $0 and $125,000 for the three and nine months ended September 30, 2001, respectively.

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

					GOHEALTH.MD, INC.

Date:     December 12, 2001      By:   /s/ William Hanna
                                    	William Hanna
					(Chief Executive Officer,
                                    	Chairman, President,
                                    	Principal Financial
                                    	Officer, and Director)