Form 10KSB
period 2001-12-31
GOHEALTH MD INC
filed 2002-04-17
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                        FORM 10-KSB

          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the fiscal year ended December 31, 2001.
          OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission File Number: 0-10201

                                  GOHEALTH.MD, INC.
           -----------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

                               NUGGET EXPLORATION, INC.
                        --------------------------------------
                        (Former name of small business issuer)

                       NEVADA                               83-0250943
            -------------------------------             ------------------
            (State or other jurisdiction of              (I.R.S. employer
             incorporation or organization)             identification no.)

                    2051 Springdale Road, Cherry Hill, NJ 08003
                -----------------------------------------------------
                (Address of principal executive offices and zip code)

                               Telephone: (856) 424-8889
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $0.01 par value
                             -----------------------------
                                   (Title of class)

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

          Issuer's revenues for its most recent fiscal year were $4,491.

          The aggregate market value of voting stock held by non-affiliates of the small business issuer, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on March 15, 2002 was $432,924.

          At December 31, 2001 there were 10,229,117 shares of the Registrant's common stock outstanding, and Company had 628 shareholders of record.

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

               As a result, prior to the Merger, the Company acquired the following assets: (i) the Healthmall.com domain name, which was purchased on April 26, 1999 from Moiz Balkhi, doing business as Computerized Professional Enrichment Services, for $5,500 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003, which warrants Mr. Balkhi has not exercised the warrants to date; and (ii) Healthmall.com domain name and website, which was purchased on April 26, 1999 from Robert H. Savar for $20,000 and the issuance of 2,000 shares of common stock and warrants to purchase 2,000 shares of common stock for $2.50 per share until September 30, 2003. As part of the agreement with Mr. Savar, the Company has agreed to use his company, World Wide Web Communications, Inc., as the host for our Healthmall.com website.

               The Company's relationship with World Wide Web Communications ended in early 2001. Mr. Savar has not exercised the warrants to date. Initially, the Company sought to derive revenues primarily by selling space on its website to advertisers and through affiliations with other entities. Throughout fiscal 2000, the Company tweaked its revenue model to address more traditional means of generating sales of product and services, in addition to its advertising revenues. The Company's business is currently limited to operating Healthmall.com,an internet based consumer healthcare network consisting of a consumer-focused interactive website and affiliate relationships with certain other websites. The Company intended to derive significant revenues by providing advertising on this website and through affiliations with other entities. However, the Company has been unsuccessful in achieving this goal.

               The website www.Healthmall.com which was launced in November 1999 has focused on alternative healthcare with the following components:

          -- healthcare content on a wide variety of subjects, including acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare;
          -- access to healthcare practitioner databases including chiropractors massage therapists, naturopathic physicians, and medical physicians;

          --   an interactive chat room; and

          -- tools that permit users to personalize their on-line experience.

               The Company's overall plan also called for the development of network affiliates, such as health and fitness websites to provide easy access to the information and services offered on www.Healhmall.com to their respective customers. However the Company has been successful in establishing only two network affiliates.

               The Company also provided internet related services directed to healthcare practitioners. These services focused on chiropractors, massage therapists and naturopathic physicians. These services included the following:

          --   developing websites

          -- providing a directory of healthcare practitioners on the Healhmall.com website; and

          --   registering of .MD domain names.

               However, as indicated above the Company has been successful in generating only minimal revenue from these services and has sustained substantial losses, stockholders' deficits and working capital deficits.

               The Company has incurred significant advertising, promotion and consulting expense in an effort to generate revenue but has been unsuccessful in achieving such growth.

               On March 19, 2001 the first President of the Company, who was also a director, resigned and was replaced by another director.

               In order to continue to finance operations, the Company will need to continue to receive funds from the exercise of outstanding warrants and options, through other equity or debt financing or through successfully negotiating a merger with an operating company. There can be no assurance that the Company will be able to obtain the necessary funds to finance its operations, or that a merger candidate can be identified and an agreement negotiated.

               On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company was to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. As a result, the Company has become eligible to own the entire website. This acquistion was not pursued.

               On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name. On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the development of the website, www.Healthsites.com, was not completed and the unamortized capitalized cost of this website was written off during 2001.

               Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which was directed to chiropractors and contained health related information. Management believed that this newsletter would yield revenue from subscription based and informational services once this program is fully implemented. The program was abandoned in early 2001.

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

               On October 13, 2000, the Company sought to enter into an agreement with Prometrics Consulting Inc., a Pennsylvania privately held corporation ("Prometrics"). Accordingly, the Company issued 1,000,000 shares of common stock pursuant to a letter of intent to enter into an agreement under which Prometrics was to provide the Company with comprehensive management and support services, including but not limited to legal, financial, human resources, information technology services, real estate services and web hosting services for a period of three years. Also, the Company would own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity would be owned by Prometrics. GoHealthNetwoRx would be engaged in master contract administration of professional services to early stage growth companies. Included in the letter of intent was the requirement that the Company issue to Prometrics an additional 1,000,000 shares of common stock when the cumulative revenue of the Company reached $4,000,000 over a three year period, and an additional 1,000,000 shares of common stock when the cumulative revenue of the company reached $8,000,000 over a three year period. This transaction was not completed, and the corporation was not formed. Management has therefore reserved the total value of this investment. In June 2001 the Board of Directors issued a resolution to cancel the 1,000,000 shares issued on October 13, 2001.

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

                                       PART II

          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

               In October 1998, the Company's common stock experienced a 1-for-310 reverse stock split and all fractional shares were rounded up. Immediatelyafter the reverse split, the Company had approximately 97,117 total shares of issued and outstanding. Simultaneous with this reverse stock split, the number of shares of common stock authorized for issuance was reduced 1-for-10, from 50,000,000 to 5,000,000.

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

          Period Ended December 31, 2000     High           Low

                    First Quarter           $4.625         $4.00
                    Second Quarter          $6.00          $3.300
                    Third Quarter           $5.3125        $3.625
                    Fourth Quarter          $3.8125        $0.13

          Period Ended December 31, 2001     High           Low

                    First Quarter           $0.8125        $0.0625
                    Second Quarter          $0.1563        $0.0300
                    Third Quarter           $0.3700        $0.0700
                    Fourth Quarter          $0.0900        $0.0400

               At December 31, 2001, the average of the closing bid and asked price for the Company's common stock as reported by the NASD Bulletin Board was $0.0600. As of December 31, 2001, the Company had approximately 628 shareholders of record.

               The Company has never paid a cash dividend on its common stock. The Company has a policy to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate declaring any cash dividends in the foreseeable future.

          Recent Sales of Unregistered Securities and Registered Securities; Capitalization

               The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.01 per share. The Company had 10,229,117 shares which were issued and outstanding at December 31, 2001.

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

          Holders                       Shares Issuable Upon Exercise
          -------                       -----------------------------

          Millennium Consulting, Inc               30,000

          Gary Crooks                               5,000

          John Madden                               5,000

          Harvey Benn                             150,000

          Frank Gettson                            25,000

          J. Eric Kishbaugh                        20,000

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

          Holders                       Number of Shares and Warrants Issued
          -------                       ------------------------------------

          Robert Deacon, Sr.                        2,667
          Robert Deacon, Jr.                        2,667
          Frank Casey                               4,000
          Albert DiPasquale, M.D.                   2,000
          Thomas Flynn, III, Esq.                   4,000
          Scott Hankinson, M.D.                     4,000
          Marc Kahn, M.D.                           4,000
          Michael Marks, Esq.                       4,000
          Joseph McGowan, Jr., Esq.                 2,000
          Mullica Hill-Family Practice              4,000
          Anthony Pietrafesa                        2,666
          Moiz Balkhi                               2,000
          Market Management Professionals, Inc.     2,000
          Alexander Zlatnik, MD                     4,000
          J. Erik Kishbaugh, Esq.                  12,000
          Martin Ciner                              2,000
          Harvey Benn, D.O.                        10,000
          Frank J. Gettson, D.C.                   10,000
          Market Management Professionals, Inc.     2,000
          Robert Lipinski                           2,000
          Thomas Capato                             2,000
          Joseph DiGaetano                          2,000
          Mark Keminosh, D.C.                       4,000
          William Bromley, D.C.                     2,000
          Anthony Iancale                           2,000
          Dawn Polizzi                              4,000
          Thomas Flynn, M.D.                        4,000

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

          Holders                  Shares Issuable Upon Exercise of Warrants
          -------                  -----------------------------------------

          Martin Ciner                           20,000
          Michael Marks                          15,000
          Scott Hankinson                       100,000
          Marketing Management Professionals     15,000
          Joseph McGowen                         15,000
          Robert Lipinski                        50,000
          Thomas Capato                          10,000
          Frank Casey                            15,000
          Anthony Iancale                         2,000
          Thomas Flynn, Sr.                       2,000
          Thomas Flynn, III                      10,000
          Dawn Polizzi                            5,000
          Anthony Pietrafesa                     10,000
          Mark Keminosh                           8,000
          Joseph DiGaetano                       25,000
          Alexander Zlatnik                       2,500

               On January 24, 2000, the Company entered into an agreement and acquired the right, title and interest to the Healthsites.com domain name from a third party. The Company planned to operate the website and to introduce a separate search engine service usingthat domain name. The Company acquired these assets for the purchase price of $20,000 and the issuance of 50,000 shares of its common stock valued at approximately $200,000 and the issuance of an option to purchase 100,000 shares at a price of $2.00 per share until August 27, 2009. In 2001 the unamortized capitalized cost of this website was written off at during 2001.

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

               Shares issuable upon exercise of warrants       839,500

               Shares issuable upon exercise of options        456,000

               Common Shares                                 1,090,000

               Total shares registered:                      2,385,500

               Shares outstanding after the offering:        5,845,113

               Many option holders became selling shareholders under the Registration Statement. The Selling Shareholders were as follows:

          Name                Shares of Common    Shares     Shares    Pct.
                              Before Offering     Offered    After
          --------------     ------------------   --------  --------   ----

          MCOM Management        683,000 (1)       683,000      0        *
          Corp.

          MCM Stork Fund         100,000           100,000      0        *
          LP

          Carribean               20,000            20,000      0        *
          Communications

          Neil Messina            10,000            10,000      0        *

          Cindy Dolgin            10,000            10,000      0        *

          Gerald Golub            10,000            10,000      0        *

          June Morfit              5,000             5,000      0        *

          Alfred Molina            5,000             5,000      0        *

          Robin Villani            5,000             5,000      0        *

          Michael Fazio            2,000             2,000      0        *

          Thomas Butterfield       5,000             5,000      0        *
          Inc.

          Jeffrey Morfit          20,000            20,000      0        *

          Sandra Vernon          200,000         2,000,000  1,800,000  30.5%

          Prometrics             250,000(2)        250,000      0        *
          Consulting Inc.

          Martin Ciner            20,000(3)         24,000    4,000      *

          Michael Marks           15,000            23,000    8,000      *

          Scott Hankinson         60,000(3)         68,000    8,000      *

          Marketing Manag.        15,000(3)         19,000    4,000      *
          Prof.

          Joseph McGowen          15,000(3)         19,000    4,000      *

          Robert Lipinski         50,000(3)         54,000    4,000      *


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

               On August 22, 2000 the Company filed a Form S-8 to register 350,000 shares issued to a consultant, Marc Sporn on July 24, 2000 for services rendered through that date. The Company recorded consulting expense of$1,575,000 based on the market price of its common stock on the date these shares were issued.

              On October 1, 2000 the Company entered into agreements with five consultants for services rendered over a one year period. The Company issued 250,000 shares of common stock to these consultantson that date. The Company recognized consulting expense of $953,000 based on the market price of its common stock on that date and amortized this amount all in the last quarter of the year, based on the uncertainty of future operations.

               On October 2, 2000 the Company granted 500,000 warrants exercisable at $1 per share and 100,000 warrants exercisable at $2 per share to a consultant for services to be rendered over a three year period. Prior to their being exercised, the Company repriced 350,000 of these warrants to $.10 and 250,000 to $.40 when the market price ofthe common stock of the Company was $.50. These warrants were exercised in December 2000. The Company recorded consulting expense of $138,500 based on the fair value of these warrants and wrote off this expense immediately due to the uncertainty of future operations.

               Additionally, the Company recorded $148,000 as additional paid-in capital arising from the estimated value of services contributed by Dr. Vernon during 2000, and an additional $36,000 in the first quarter Of 2001.

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

          Overview

               The Company was duly incorporated under the laws of the State of Nevada on July 24, 1980. On November 10, 1999, the Company's wholly-owned subsidiary, Nugget Holding Company, merged into GoHealth.MD, Inc. ("GoHealth"), a Delaware corporation, a development stage company (the "Merger"). Prior to the Merger, the Company had no operations and sought to consummate a business combination with another company that had operations. As a result of the Merger, GoHealth became the Company's wholly-owned subsidiary, and the shareholders GoHealth received 81% of the Company's outstanding common stock.

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

               On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manageand host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. As a result, the Company has become eligible to own the entire website. This acquisition was not pursued. On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name. On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the website, www.Healthsites.com, was developed but not yet completed throughout fiscal 2000, and the unamortized capitalized cost of the website was written off during the year ended Dec 31, 2001.

               Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which is directed to chiropractors and contains health related information. Management believed that this newsletter would yield revenue from subscription based and informational services once this program was fully implemented. However, in early 2001 this program was abandoned.

          Business Strategy

               The Company's primary objectives are to establish (i) Healthmall.com as a trusted and comprehensive source of consumer healthcare information and services on the Internet; and (ii) To seek a merger or acquisition with an operating private Company to possibly serve as vehicle for this Company to become a public company. The Company's business strategy incorporates the following key elements:

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

          Revenue Opportunities.

               The Company remains a development stage company, and as of December 31, 2001, it had not conducted any significant operations. The Company's business focuses on (i) operating health related Internet sites, (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet and (iv) entering into business combinations and joint ventures with health-related information and services providers or other entities.

               The primary focus of the business is the website www.Healthmall.com, which forms the core of an Internet-based consumer healthcare network. The website consisting of a consumer-focused, interactive, informational and e-commerce site. The site also has affiliate relationships with other operators of health-related websites. This website, www.Healthmall.com, was launched in November 1999. The website currently focuses on alternative healthcare with the following components: healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare; and access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians. As a long-term strategy, the Company's seeks to develop network affiliates, such as health and fitness websites, to provide easy access to the information and services offered on www.Healthmall.com to customers of affiliate websites. To date, the Company has established at least two network affiliates. Management believes that its will benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com.

               On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; to solicit and sell advertising on the website and advertise and market the website on search engine. Under the agreement, the Company is to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. As a result, the Company became eligible to own the entire website, but this acquistion was never pursued.

               On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name. On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-throughs resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the website, www.Healthsites.com, was developed but not yet completed throughout fiscal 2000, and the unamortized capitalized cost of this website was written off during 2001. Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which was directed to chiropractors and contained health related information. Management believed that this newsletter would yield revenue from subscription based and informational services once this program was fully implemented, but in early 2001 the program was abandoned.

               Healthcare is large segment of the U.S. economy, and health and medical information represent significant areas of interest on the Internet. Management believes that companies that establish a clear brand identity as a trusted source of on-line consumer healthcare information and services will have a significant opportunity to capitalize on multiple revenue sources, including the sale of nformation, products, and services, as well as advertising.

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

               On October 13, 2000, the Company sought to enter into an agreement with Prometrics Consulting Inc., a Pennsylvania privately held corporation ("Prometrics"). Accordingly, the Company issued 1,000,000 shares of common stock pursuant to a letter of intent to enter into an agreement under which Prometrics was to provide the Company with comprehensive management and support services, including but not limited to legal, financial, human resources, information technology services, real estate services and web hosting services for a period of three years. Also, the Company would own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity would be owned by Prometrics. GoHealthNetwoRx would be engaged in master contract administration of professional services to early stage growth companies. Included in the letter of intent was the requirement that the Company issue to Prometrics an additional 1,000,000 shares of common stock when the cumulative revenue of the Company reached $4,000,000 over a three year period, and an additional 1,000,000 shares of common stock when the cumulative revenue of the company reached $8,000,000 over a three year period. This transaction was not completed, and the corporation was not formed. Management has therefore reserved the total value of this investment.On June 8, 2001 the Board of Directors passed a resolution to cancel the 1,000,000 shares issued on October 13, 2001.

          Plan of Operations

               The Company's objective is to establish Healthmall.com and other websites as a trusted and comprehensive source of consumer healthcare information and services on the Internet. Healthmall.com was created to empower consumers to better manage their personal health with comprehensive, relevant and timely information. However, since its inception on February 23, 1999 and through December 31, 2001 the Company has sustained losses totaling #13,173,832. It has a working capital deficit at December 31, 2001 of $670,432 and revenues generated from advertising and sales of domain names have totaled only $49,462. Sales of advertising on its websites and sales of domain names have been the foundation of the Company's plan to generate revenue and reach profitability from it operations. It has been unsuccessful to date in achieving its goals.

               In order to continue to finance operations the Company will need to continue to receive funds from the exercise of options And warrants, through other equity or debt financing or through Successfully negotiating a merger with an operting company. There Can be no assurance that the Company will continue to receive any Proceeds from these sources or that a merger candidate can be identified And an agreement negotiated.

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

          Results of Operations

               For the year ended December 31, 2001 the Company had total revenue Of $4,491, compared with $43,401 for the year ended December 31, 2000. For the year ended December 31, 2001 the Company had a net loss of $612,939 or $0.07 per share, compared with a net loss of $11,146,343 or $2.21 per share for the year ended December 31, 200 For the year ended December 31, 2000, the Company had total revenues of $43,491, compared with $80 for the year ended December 31, 1999. For the year ended December 31, 2000, the Company had a net loss of 11,156,343, or $2.21 per share, compared with a net loss of $1,404,550, or $0.34 per share, for the year ended December 31, 1999.

               For the year ended December 31, 2001 expenses totaled $871,930 compared with $10,756,384 for the year ended December 31, 2000. The decrease in expenses was due to the substantial reduction in consulting fees, advertising, website costs, marketing fees, and a general overall lack of operations.

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

          Liquidity and Capital Resources

               Since its inception on February 23, 1999, and through December 31, 2001, the Company has sustained losses totaling $13,176,832. It has a working capital deficit at December 31, 2001 of $670,432. Since inception, the Company has financed operations primarily through private equity financing.

               In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or that will be able to obtain the necessary funds to continue to operate.

               During 2001 the Company used $50,017 in operating activites, and $60,986 was provided by financing activities primarily from proceed from loans from related parties and collections of notes receivable. As a result of the foregoing cash increased by $10,969 for the year ended December 31, 2001.

               For the year ended December 31, 2000, cash decreased $38,192 due to business strategies, including investments in joint ventures or business combinations, research and development, and marketing expenditures.

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

               The Company competes in the Internet industry with a number of other companies, including larger, well-known entities that possess greater financial resources. It competes directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including: health-related on-line services or websites targeted at consumers.

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

               Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology required licensing under applicable state law. While the Company does not believe its website and affiliate relationships violate state licensing requirements, a state regulatory authority may at some point allege that some portion of the business violates these statutes. Any such allegation could result in a material adverse effect on the business.

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

          Item 7.   FINANCIAL STATEMENTS.

               Filed herewith, as pages F-1 through F-20, are the Company's audited financial statements for the calendar years ended December 31, 2001 and 2000 and for the period from inception on February 23, 1999 through December 31, 2001.

          Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               As a result of the Merger between a subsidiary of the Company and GoHealth.MD Inc., a Delaware corporation, the Company has retained the services of its merger partner's independent certified public accountant, Samuel Klein & Co., as of December 1,1999. Jones, Jensen & Company, the previous accountant ("Jones, Jensen"), was dismissed by the board of directors on December 1, 1999, in connection with the November 10, 1999 merger. This dismissal was unrelated to Jones, Jensen's competence, practices and procedures. Jones, Jensen's financial statement reports did not contain any adverse opinion or disclaimer of opinion, but did include a going concern paragraph.

                                     PART III

          Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               The executive officers and directors, their respective ages and their positions as of December 31, 2000 were as follows:

          Name                     Age  Position(s) and Office(s)
          ----                     ---  -------------------------

          Dr. Leonard F. Vernon    46   Chairman, CEO President, Treasurer
                                        and Director

          William D. Hanna         56   Vice President, Assistant Secretary
                                        and Director

          Kevin O'Donnell          53   Secretary

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

          Name             Principal    Fiscal  Salary  Bonus  Stock   Undrlyg.
                           Position     Year                   Optns   Amount

          Dr. Leonard Vernon, President   2000    -0-(1)   -0-    -0-      -0-


          William Hanna, Vice President   2000    -0-      -0-  115,000(2)  ??

          Kevin O'Donnell, Secretary      2000    -0-      -0-  115,000(2)  ??

          (1) Dr. Leonard Vernon has never received compensation for his services.However, in the event our revenues exceed $1,000,000 or at the discretion of the board of directors, Dr. Vernon will receive an annual salary of approximately $145,000.

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

          Fiscal 2000

          None

          Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

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

          Name and Address           Amount and Nature        Pct. of Class
          of Beneficial Owner        of Beneficial
                                     Ownership


          MCOM Management Corp.        608,000 (1)               13.0%(2)
          350 Fifth Avenue,
          Suite 5807
          New York, NY 10118

          Michael Morfit               758,000 (2)               16.2%
          350 Fifth Avenue,
          Suite 5807
          New York, NY 10118


          Sandra Vernon              2,000,000                   47.2%
          2051 Springdale Road
          Cherry Hill, NJ 08003


          William D. Hanna             615,000 (3)               14.1%
          2051 Springdale Road
          Cherry Hill, NJ 08003


          Dr. Leonard Vernon         2,000,000 (4)               47.2%
          2051 Springdale Road
          Cherry Hill, NJ 08003


          Kevin O'Donnell              615,000 (5)               14.1%
          2051 Springdale Road
          Cherry Hill, NJ 08003


          Executive Officers and
          Directors as a Group       3,230,000                   72.4%


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

          EXHIBITS

               Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB. The Index to Exhibits is incorporated herein by reference.

          REPORTS ON FORM 8-K.

               The Company did not file any a report on Form 8-K during the fourth quarter of fiscal 2001.

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


          Date:    April 16, 2002        By:   /s/ William Hanna
                                              William Hanna (CEO,
                                              Chairman, President,
                                              Principal Financial
                                              Officer, and Director)

                       INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
GoHealth.MD, Inc.
(A Development Stage Company)
Cherry Hill, New Jersey 08003


We have audited the accompanying consolidated balance sheets of GoHealth.MD, Inc. (A Development Stage Company) (formerly Nugget Exploration, Inc.) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (February 23, 1999) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoHealth.MD, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from inception (February 23, 1999) to December 31, 2001 in conformity with accounting principles. generally accepted in the United States of America.

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



SAMUEL KLEIN AND COMPANY


Newark, New Jersey
April 11, 2002

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS



                                                                            December 31,
                                                                        2001          2000
                                                                        ----          ----
Current Assets:
  Cash                                                              $    11,568    $      599
  Accounts receivable, net                                                -             4,400
  Interest receivable                                                     -               326
  Prepaid expenses                                                        -               941
  Domain names - available for sale, net of allowance
    for obsolescence of $41,568 at December 31, 2001                      -            41,568
                                                                    -----------    ----------
     Total Current Assets                                                11,568        47,834

  Furniture and equipment, net of accumulated
   depreciation of and writeoff of $13,112 at December 31, 2001
   and accumulated depreciation of $4,988 at December 31, 2000            -             8,124
   Website costs, net of accumulated amortization of $239,766 at
     December 31, 2001 and $148,633 at December 31, 2000
     and writedowns of $70,834 in 2001 and $150,000 in 2000              20,300       182,267
   Investments, net                                                       -             -
Deposits                                                                  -               500
                                                                    -----------    ----------
          TOTAL ASSETS                                              $    31,868    $  238,725
                                                                    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
   Notes payable                                                    $    94,500    $  140,680
   Accounts payable                                                     473,849       734,218
   Accrued expenses                                                      77,191        59,409
   Accrued interest payable                                              18,474        14,291
   Due to related party                                                  17,986         -
  Due to former president                                                 -            21,622
                                                                    -----------    ----------
     Total Liabilities                                                  682,000       970,220
                                                                    ===========    ==========
Stockholders' Equity (Deficit):
   Common stock ($.01 par value, 25,000,000 shares
    authorized; 10,229,117 shares issued and outstanding
    at December 31, 2001; 7,579,117 shares at
    December 31, 2000                                                   102,291        75,791
   Additional paid-in capital                                        12,432,409    12,015,607
   Note receivable - stockholder                                          -           (35,000)
   Due from directors and officers for purchase of common stock         (11,000)        -
  Unamortized consulting expense, net of accumulated
     amortization of $3,185,500 at December 31, 2001 and $3,098,500
     at December 31, 2000 and writedown of $140,000 in 2001               -          (227,000)
   Retained earnings (deficit)                                      (13,173,832)  (12,560,893)
                                                                    -----------    ----------
   Total Stockholders' Equity (Deficit)                                (650,132)     (731,495)
                                                                    -----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $    31,868    $  238,725
                                                                    ===========    ==========




           The accompanying notes are an integral part of these financial statements.

                                        GOHEALTH.MD, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              For the Period
                                                                              from Inception
                                                                            (February 23, 1999)
                                                      For the year ended          Through
                                                         December 31,           December 31,
                                                    2001            2000            2001
                                                -----------     ------------   ------------
Sales:
   Advertising revenue                          $     4,491      $    42,120    $    46,691
   Domain name sales                                  -                1,471          2,771
                                                -----------     ------------   ------------
    Total Sales                                       4,491           43,591         49,462

Cost of Sales                                         -                1,050          1,960
                                                -----------     ------------   ------------

Gross Profit                                          4,491           42,541         47,502
                                                -----------     ------------   ------------
Litigation settlement income                        282,000                -        282,000
                                                -----------     ------------   ------------

Other Expenses:
   General and administrative                       254,763          528,885        871,542
   Marketing and license fees                         -              396,774        415,762
   Website costs                                    131,134          776,411        948,205
   Advertising and promotion                          9,148          411,360        536,384
   Writedown of value of website                     70,834          150,000        220,834
   Writeoff of unamortized consulting expense       265,000            -            265,000
   Writeoff of furniture and equipment                4,543            -              4,543
   Reserve for impairment of investments              -            1,942,000      1,942,000
   Consulting fees                                  132,000        6,546,462      7,010,329
   Interest expense, net                              4,508            4,492         10,235
                                                -----------     ------------   ------------
     Total other expenses                           871,930       10,756,384     12,224,834
                                                -----------     ------------   ------------
Net Loss                                           (585,439)     (10,713,843)   (11,895,332)
                                                ===========     ============   ============
Expense relating to bargain
 purchase price on treasury stock                    27,500                          27,500

Expense relating to beneficial
  conversion feature of warrants                      -              442,500      1,251,000

Net Loss on Common Stock                        $  (612,939)    $(11,156,343)  $(13,173,832)
                                                ===========     ============   ============

Loss per Share:
   Basic loss per share                         $     (0.07)    $      (2.21)  $      (2.13)
                                                ===========     ============   ============
Diluted loss per share                          $     (0.07)    $      (2.21)  $      (2.13)
                                                ===========     ============   ============
   Basic common shares
     outstanding                                  9,074,732        5,041,685      6,185,541
                                                ===========     ============   ============
   Diluted common shares
     outstanding                                  9,074,732        5,041,685      6,185,541
                                                ===========     ============   ============


        The accompanying notes are an integral part of these financial statements.

                                                  GOHEALTH.MD, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (FEBRUARY 23, 1999) TO DECEMBER 31, 2001




                             Common Stock                      Series A
                           $.01 Par Value                      Warrants      Accumulated   Deficit
                      ------------------------   Additional  Subscriptions   Unamortized  During the         Total
                         Number                   Paid-In      and Note      Consulting   Development     Stockholders'
                       of Shares      Amount      Capital     Receivable       Expense       Stage      Equity (Deficit)
                      -----------  -----------   -----------  -----------    -----------  -----------    --------------
At Inception on
 February 23,1999     $            $             $            $              $            $              $

Issuance of Common
 Stock at $.01 per
 share                  3,000,000       30,000       (27,000)                                                     3,000

Issuance of Shares
 and Warrants in
 Private Placement         96,000          960       247,640                                                    248,600

Issuance of Shares
 and Warrants for
 Services                   4,000           40        10,360                                                     10,400

Issuance of common
 Stock in Connection
 with Reverse Merger      697,117         6,971      (46,046)                                                   (39,075)

Issuance of Common
 Stock and Warrants
 in Connection with
 Consulting Agreement     300,000         3,000    1,897,000                  (1,900,000)                             -

Issuance of Common
 Stock and Warrants
 for Services               2,000            20        5,180                                                      5,200

Exercise of Warrants       50,000           500       49,460                                                     49,960

Subscriptions
 Receivable on Sale
 of Series A Warrants                                269,500     (269,500)                                            -

Net Loss on Common
 Stock for the Period
 from Inception
 February 23, 1999
 to December 31, 1999                                                            316,667   (1,404,550)       (1,087,883)

Beneficial Conversion
 Feature of Warrants                                 808,500                                                    808,500
                      -----------  -----------   -----------  -----------    -----------  -----------    --------------
Balances December
31, 1999 (Carried
Forward)                4,149,117       41,491     3,214,594     (269,500)    (1,583,333)  (1,404,550)           (1,298)




                    The accompanying notes are an integral part of these financial statements.

                                                    GOHEALTH.MD, INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (FEBRUARY 23, 1999) TO DECEMBER 31, 2001




                             Common Stock                      Series A
                           $.01 Par Value                      Warrants      Accumulated   Deficit
                      ------------------------   Additional  Subscriptions   Unamortized  During the         Total
                         Number                   Paid-In      and Note      Consulting   Development     Stockholders'
                       of Shares      Amount      Capital     Receivable       Expense       Stage      Equity (Deficit)
                      -----------  -----------   -----------  -----------   -----------   -----------    --------------
Balances December
 31, 1999 (Brought
 Forward)               4,149,117  $    41,491   $ 3,214,594  $  (269,500)  $(1,583,333)  $(1,404,550)   $       (1,298)

Collection of
 Subscriptions
 Receivable for
 Series A Warrants                                                269,500                                       269,500

Issuance of Common
 Stock and Warrants
 for Services           1,200,000       12,000    3,207,500                                                   3,219,500

Issuance of Common
 Stock and Warrants
 in Connection with
 Consulting Agreements    185,000        1,850    1,932,713                  (1,425,500)                        509,063

Exercise of Warrants      995,000        9,950      743,800       (35,000)                                      718,750

Beneficial Conversion
 Feature of Warrants                                442,500                                                     442,500

Value of Services of
 Officers Contributed
 to Paid-In Capital                                 148,000                                                     148,000

Issuance of Common
 Stock for Purchase
 of Website               50,000           500      399,500                                                     400,000

Issuance of Common
 Stock for Investment
 in Subsidiary          1,000,000       10,000     1,927,000                                                  1,937,000

Net Loss on Common
 Stock for the Year
 Ended December 31,
 2000                                                                         2,781,833   (11,156,343)       (8,374,510)
                      -----------  -----------   -----------  -----------   -----------   -----------    --------------

Balances December
 31, 2000               7,579,117  $    75,791   $12,015,607  $   (35,000)  $  (227,000) $(12,560,893)   $     (731,495)



                    The accompanying notes are an integral part of these financial statements.

                                                  GOHEALTH.MD, INC.
                                            (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       FOR THE PERIOD FROM INCEPTION (FEBRUARY 23, 1999) TO DECEMBER 31, 2001




                             Common Stock                      Series A
                           $.01 Par Value                      Warrants      Accumulated   Deficit
                      ------------------------   Additional  Subscriptions   Unamortized  During the         Total
                         Number                   Paid-In      and Note      Consulting   Development     Stockholders'
                       of Shares      Amount      Capital     Receivable       Expense       Stage      Equity (Deficit)
                      -----------  -----------   -----------  -----------   -----------   ------------   --------------

Balances December
 31, 2000 (Brought
 Forward)               7,579,117  $    75,791   $12,015,607  $   (35,000)  $  (227,000)  $(12,560,893)       $(731,495)

Collection of notes
 receivable                                                        35,000                                        35,000

Issuance of Common
 Stock for Services     3,400,000       34,000      204,000                                                     238,000

Bargain purchase
 price paid on
 purchase of
 treasury stock                                      27,500                                                      27,500


Due from directors
 and officers                                        11,000       (11,000)                                            -

Value of Services
 of Officers
 Contributed to
 Paid-In Capital                                     36,000                                                      36,000

Forgivenss of note
 payable to
 stockholder and
 amount due to
 Former President
 as additional paid
 in capital                                          78,422                                                      78,422

Reclassification
 of notes payable
 / individuals as
 additional paid
 in capital                                           7,380                                                       7,380

Issuance of Common
 Stock in connection
 with consulting
 agreements               250,000        2,500       42,500                                                      45,000

 Cancellation of
 Common Stock          (1,000,000)     (10,000)      10,000                                                          -

Net Loss on Common
 Stock for the Year
 Ended December 31,
 2001                                                                           227,000       (612,939)        (385,939)
                      -----------  -----------   -----------  -----------   -----------   ------------   --------------

Balances December
 31, 2001              10,229,117  $   102,291   $12,432,409  $   (11,000)  $         -   $(13,173,832)  $     (650,132)
                      ===========  ===========   ===========  ===========   ===========   ============   ==============



                    The accompanying notes are an integral part of these financial statements.

                                           GOHEALTH.MD, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           For the Period
                                                                                           from Inception
                                                                                         (February 23, 1999)
                                                              For the year ended               Through
                                                                 December 31,                December 31,
                                                            2001              2000              2001
                                                        -----------       ------------      ------------
Cash Flows from Operating Activities:
   Net loss on common stock                             $  (612,939)    $(11,156,343)       $(13,173,832)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Amortization                                          193,133        2,930,466           3,440,266
      Interest income accrued on notes
        receivable                                            -                 (326)               (326)
      Depreciation                                            3,582            3,500               8,571
      Provision for bad debts                                 4,330                -               4,330
      Value of services of officers contributed
         to paid-in capital                                  36,000          148,000             184,000
      Writedown of value of website                          70,834          150,000             220,834
      Writeoff of furniture and equipment                     4,542            -                   4,542
      Reserve  for impairment of value of investments         -            1,942,000           1,942,000
      Beneficial conversion feature of warrants               -              442,500           1,251,000
      Issuance of stock and stock options for
       services                                              47,333        3,728,563           3,775,896
      Issuance of stock for compensation of
       officers and directors                                70,000            -                  70,000
      Provision for obsolescence domain names                41,568            -                  41,568
      Bargain purchase price paid on treasury stk            27,500            -                  27,500
      Writeoff of note receivable-stockholder                10,000            -                  10,000
      Writeoff of unamortized consulting expense            265,000            -                 265,000
      Writeoff of prepaid bookkeeping fees                   25,667            -                  25,667

   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                 70           (4,352)             (4,330)
      Decrease in prepaid expenses                              941            2,859               -
      Decrease in deposits                                      500            5,000               -
      Decrease in accrued interest receivable                   326            -                     326
      Increase in domain names - available
        for sale                                               -              (2,734)            (41,568)
      (Decrease) increase in accounts payable               (260,369)        668,176             473,849
      Increase in accrued expenses                            17,782          49,716              77,191
      Increase in accrued interest payable                     4,183           4,677              18,474
                                                         -----------     -----------        ------------
        Net cash used in operating activities                (50,017)     (1,088,298)         (1,379,042)
                                                         ===========     ------------       ------------

Cash Flows from Investing Activities:
      Purchase of furniture and equipment                     -                 (7,104)          (13,113)
      Cost of acquisition/purchase of assets
       of another entity                                      -                 (5,000)          (44,075)
      Purchase of website                                     -                (20,000)          (65,300)
                                                        -----------       ------------      ------------
        Net cash used in investing activities                 -                (32,104)         (122,488)
                                                        ===========       ============      ============

Cash Flows from Financing Activities:
      Proceeds from sale of common stock and
       warrants                                               -                718,750         1,020,310
      Principal payment on loan from former officer           -                 (1,340)           (1,340)
      Proceeds from officer loans                                                    -            22,962
      Proceeds from notes payable issuances                  18,000            170,000           233,380
      Principal payments - notes payable                      -                (74,700)          (74,700)
      Proceeds from collection of note receivable            25,000                               25,000
      Proceeds of loan from related party                    27,986                               27,986
      Payments on loan from related party                   (10,000)                             (10,000)
      Proceeds from collection of Series A
       warrants subscribed for                                -                269,500           269,500
                                                        -----------       ------------      ------------
        Net cash provided by financing activities            60,986          1,082,210         1,513,098
                                                        -----------       ------------      ------------


Net Increase (Decrease) in Cash                              10,969            (38,192)           11,568

Cash, Beginning of Period                                       599             38,791             -
                                                        -----------       ------------      ------------
Cash, End of Period                                     $    11,568       $        599      $     11,568




                                           GOHEALTH.MD, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Continued)


                                                                                           For the Period
                                                                                           from Inception
                                                                                         (February 23, 1999)
                                                              For the year ended               Through
                                                                 December 31,                December 31,
                                                            2001              2000              2001
                                                        -----------       ------------      ------------
Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period for:
        Interest                                        $     -           $        139      $        139
                                                        -----------       ------------      ------------
        Taxes                                           $     -           $      -          $      -
                                                        -----------       ------------      ------------

Supplemental Disclosures of Non-Cash
  Investing and Financing Activities:
     Purchase of website in exchange for
       common stock                                     $     -           $    400,000      $    410,200
                                                        -----------       ------------      ------------
      Value of consulting services exchanged for
       common stock and warrants to purchase
       common stock                                     $    73,000       $  1,425,500      $  1,441,100
                                                        -----------       ------------      ------------
     Forgiveness of note payable to stockholder
      and amount due to former President
       reflected in additional paid in capital          $    78,422       $     -           $     78,422
                                                        -----------       ------------      ------------

     Reclassification of notes payable to individuals
       to additional paid in capital                    $     7,380       $     -           $      7,380
                                                        -----------       ------------      ------------

     Stock issued in exchange for notes
       receivable                                       $     -           $     53,750      $     53,750
     Collection of notes receivable                     $     -                (18,750)          (18,750)
                                                        -----------       ------------      ------------
             Notes Receivable (Net)                     $     -           $     35,000      $     35,000
                                                        -----------       ------------      ------------

     Series A warrants subscribed for                   $     -           $      -          $    269,500
                                                        -----------       ------------      ------------

     Value of common stock issued for investment
       in subsidiary                                    $     -           $  1,937,500      $  1,937,000
                                                        -----------       ------------      ------------

      Stock purchased from treasury in exchange
       for amounts due from directors and officers      $    11,000       $      -          $     11,000
                                                        -----------       ------------      ------------

     Acquisition:
        Notes payable assumed                           $     -           $      -          $     (7,380)
        Liabilities assumed, net of cash acquired             -           $      -               (30,355)
        Loans from former officer                             -           $      -                (1,340)
                                                        -----------       ------------      ------------

          Cost of Acquisition Net of Cash Acquired      $     -           $      -          $    (39,075)
                                                        -----------       ------------      ------------



                 The accompanying notes are an integral part of these financial statements.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

GoHealth.MD, Inc. ("GoHealth" or "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 23, 1999. GoHealth.MD, Inc. for the purpose of providing through the Internet an advertising network and Internet presence for independently owned health food stores, health care providers and others.

On November 10, 1999, GoHealth and Nugget Exploration, Inc. (a publicly traded Nevada corporation) completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, GoHealth became a wholly owned subsidiary of Nugget Exploration Inc. and the wholly owned subsidiary of Nugget merged with and into GoHealth. The stockholders of GoHealth received one share of common stock of Nugget for each share of GoHealth common stock held, resulting in the current stockholders of GoHealth owning approximately 81% of Nugget common stock.

The merger was accounted for as a purchase. However, since the stockholders of GoHealth own approximately 81% of Nugget outstanding shares, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the company. This accounting treatment is in accordance with the Securities and Exchange Commission staffs' view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger. Concurrent with this transaction, Nugget Exploration changed its name to GoHealth.MD Inc.

Principles of Consolidation

The accompanying financial statements as of December 31, 2001 and 2000 and for the periods then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements include the results of operations of Nugget since November 10, 1999.

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

                               DECEMBER 31, 2001
                                 (Continued)



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company generates advertising revenue from banner advertising and from sponsorships. Banner advertising is generally sold based on the number of impressions received by the advertisement and its position on the website. This type of advertising frequently encourages the user to move to other web pages which describe the advertiser's product and solicit a direct response from the user. Sponsorships are contracts that typically grant advertisers rights to promote their products on a specific portion of the website. Sponsorships are designed to support broad marketing objectives, including brand awareness, product introductions, research and transactions, generally on an exclusive basis. Accordingly, sponsorships are sold based on their duration, the portion of the website sponsored and the number of impressions delivered. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company will defer recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

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

Domain Names - Available for Sale

Domain names - available for sale, are stated at the lower of cost or market, consists of specific domain names purchased and are valued at the purchase price. When a domain name was sold, the purchase price for that specific name was removed at cost. During 2001, the Company wrote off the remaining carrying value of this asset.

Website Costs

In accordance with SOP 98-1 website costs include only those costs paid to third parties for the purchase of websites or relating to the purchase of websites or the application development phase of website design and implementation. Those costs are being amortized over their future expected utility which is estimated to be 3-5 years. During 2001, the Company wrote down its capitalized website costs for impairment to the carrying value of its operating website www.healthmall.com, which at Decmeber 31, 2001 was $20,300..

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



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

Advertising and Promotional Costs

Advertising expenditures of the Company's programs and services are expensed in the period the advertising costs are incurred. Advertising and promotional costs for the year ended December 31, 2001 was $9,148. Advertising and promotional costs were $411,360 for the year ended December 31, 2000, and $536,384 for period from inception (February 23, 1999) through December 31, 2001.

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

Start-Up Activities

Start-Up Activities are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 had no material impact on the Company's financial statements.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



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

Recent Accounting Pronouncements

In July, 2001 the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided the first interim period financial statements have not been previously issued. The adoption of SFAS 141 and SFAS 142 are not expected to have any impact.

2.  PLAN OF OPERATIONS AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN

Since its inception on February 23, 1999, and through December 31, 2001, the Company has sustained losses totaling $13,173,832. It has a working capital deficit at December 31, 2001 of $670,432. Revenues generated from advertising and domain name sales have totaled only $49,462. Sales of advertising on its websites and sales of its domain names have been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



2. PLAN OF OPERATIONS AND MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN (Continued)

Management feels that it has been faced with a deteriorating economy and temporary adverse business conditions in the Internet industry. The Company currently is attempting to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing, including mergers with other companies.

Management has been successful in negotiating a settlement with a creditor for $282,000 less than had been originally claimed. However, it is uncertain if management will continue to be successful in negotiating these reductions in its liabilities, in raising additional financing or in negotiating a merger agreement.

For the period from inception (February 23, 1999) through December 31, 2001, the Company has not generated any significant business. Because of the lack of prior operations, assets and industry position, the Company is considered a development stage company. Through the date of these financial statements viable commercial operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial outside financing.

The Company's business is currently limited to operating Healthmall.com, an internet-based consumer healthcare network consisting of a consumer-focused interactive website and affiliate relationships with certain other websites. The Company intended to derive significant revenues by providing advertising on their website and through affiliations with other entities. However, the Company has been unsuccessful in achieving this goal.

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

                               DECEMBER 31, 2001
                                  (Continued)



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

On March 19, 2001, the founder of the Company and the first President, who was also a director, resigned and was replaced by another director.

In order to continue to finance operations, the Company will need to continue to receive funds from the exercise of outstanding warrants and options, through other equity or debt financing or through successfully negotiating a merger with an operating company. There can be no assurance that the Company will continue to receive any proceeds from the exercise of warrants or options, that the Company will be able to obtain the necessary funds to finance its operations, or that a merger candidate can be identified and an agreement negotiated, all of which raises substantial doubt about its ability to continue as a going concern.


3.  NOTE RECEIVABLE

Note receivable consists of the amount due from MCOM Management Corporation. MCOM Management Corporation is a stockholder and warrant holder as well as a consultant. The note, which is non-interest bearing was executed in exchange for common stock that was issued upon the exercise of warrants on December 28, 2000, and was due by July 10, 2001. $25,000 was collected on this note in the second quarter of 2001 and the balance was reflected as compensation for services.


4.  DUE FROM OFFICERS AND DIRECTORS

Due from officers and directors arises from the purchase from treasury of 550,000 shares of common stock at $.02 per share. This is a noninterest bearing amount that is due on demand. In early April 2002 these officers and directors satified this obligation and lent the Company an additional $24,000.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



5.  INVESTMENTS

The Company's activities in investments were as follows during the years ended December 31, 2000 and 2001:

On October 13, 2000, the Company issued 1 million shares of common stock pursuant to a letter of intent to enter into an agreement with Prometrics Consulting Inc., a Pennsylvania privately held corporation ("Prometrics"). Under this agreement, Prometrics was to provide the Company with comprehensive management and support services including but not limited to legal, financial, human resources, information technology services, real estate services and web hosting services for a period of three years. Also, the Company would own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity would be owned by Prometrics.
GoHealthNetwoRx would be engaged in master contract administration of professional services to early stage growth companies. Included in the letter of intent was the requirement that the Company issue to Prometrics an additional 1 million shares of common stock when the cumulative revenue of the Company reached $4 million over a three year period, and an additional 1 million shares of common stock when the cumulative revenue of the company reached $8 million over a three year period. This transaction was not completed, and the corporation was not formed. Management reserved the total value of this investment at December 31, 2000. On June 8, 2001 the Board of Directors passed a resolution to cancel the 1 million shares issued on October 13, 2000.

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

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



6.  NOTES PAYABLE

The following is a summary of the Company's notes payable at December 31, 2001 and 2000:
                                                                      December 31,
                                                                    2001        2000
                                                                    ----        ----
Payable to William Hanna (a stockholder, officer and director)
 on demand, with interest accrued at 5% per annum, unsecured      $  1,500    $  1,500

Payable to Facts and Comparisons on September 1, 2002,
  with interest accrued at 6% per annum, unsecured, in
   settlement of a trade payable                                    18,000          -

Payable to Sandra Vernon (a greater than 5% stockholder)
  due January 3, 2001 with interest accrued at 10% per annum,
   unsecured, original amount $75,000                                   -       56,800

Payable to Michael Marks (a stockholder) due August 31, 2000
  with interest accrued at 5% per annum, unsecured                  25,000      25,000

Payable to Kevin O'Donnell (a stockholder) due December 29,
  2000 with interest accrued at 10% per annum, unsecured            50,000      50,000

Demand Note Payable to an individual, 9%, unsecured                     -        2,290

Demand Note Payable to an individual, 9%, unsecured                     -        5,090
                                                                  ---------   ---------
                                                                  $ 94,500    $140,680

The notes due on August 31, 2000 and December 29, 2000 are still outstanding, and management has indicated that no demand for payment for any of these notes has been received by the Company. On April 27, 2000 the Company executed a note payable for $20,000 to William Hanna consultants. On May 5, 2000 this note was repaid in full. The note due on January 3, 2001 was forgiven by the note holder on December 10, 2001, and the outstanding balance of the note at that date was recorded as additional paid in capital.


7,  DUE TO RELATED PARTY

On March 29, 2001 William Hanna, CEO and director advanced $27,986 to the Company to meet operating expenses. This is a noninterest bearing advance that is due on demand. As of December 31, 2001, $17,986 is still outstanding.


8.  DUE TO FORMER PRESIDENT

As of December 31, 2000 the Company was indebted to its former president and founder in the amount of $21,622. This was a non-interest bearing loan payable on demand, and was forgiven by the former President in the fourth quarter of 2001. This amount was reflected in additional paid in capital at December 31, 2001.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



9.  PROVISION FOR INCOME TAXES

For the years ended December 31, 2001 and 2000 and for the period from inception (February 23, 1999) to December 31, 2001 the Company had net losses on common stock of $612,939, $11,156,343, and $13,173,832 respectively. No tax expense or benefit has been recorded in the financial statements due to the uncertainty of future operations.


10.  COMMON STOCK

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

On January 24, 2000 the Company entered into an agreement and acquired the right, title and interest to the Healthsites.com domain name from a third party. The Company planned to operate the website and to introduce a separate search engine service using that domain name. The Company acquired these assets for the purchase price of $20,000 and the issuance of 50,000 shares of its common stock valued at approximately $200,000 and the issuance of an option to purchase 100,000 shares at a price of $2.00 per share until August 27, 2009. The costs were to be amortized over three years. The Company wrote off the balance of the unamortized capitalized cost of this website during 2001.

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

In connection with this agreement, the Company issued 10,000 shares of its common stock and a warrant to purchase 100,000 shares of common stock at $1.50 per share until March 10, 2005. The Company recognized consulting expense of $387,000 over the life of the agreement based on the market value of its common stock on the date of the agreement.

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

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



10.  COMMON STOCK (Continued)

The Company recorded consulting expense upon each issuance of shares of common stock in connection with the agreement. For the year ended December 31, 2000, this totaled $351,613 based on the market price of the common stock upon each issue date. The Company issued a total of 75,000 shares to this consultant during the year ended December 31, 2000 and agreement was cancelled The remaining 125,000 shares issuable pursuant to the agreement remained unissued.

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

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



10  COMMON STOCK (continued)

During the year 2000, a total of 995,000 shares were issued pursuant to the exercise of warrants. No warrants were exercised during the year ended December 31, 2001.

The Company recorded $148,000 as additional paid-in capital arising from the estimated value of services contributed by its founder and former President through December 31, 2000 and an additional $36,000 in the first quarter of 2001 through the date of his resignation on March 19, 2001.

On June 8, 2001 the Company issued 1,000,000 shares of the common stock to each of the following Chief Executive Officer and director, (William Hanna), President and director, (David Reichman) and Vice President and director, Gary Crooks for compensation for the period April 1, 2001 through December 31, 2001. The Company recognized director and officers compensation expense of $70,000 and recorded a writeoff of unamortized consulting expense at that date of $140,000 due to the uncertainty of future operations The price of the Company's common stock on the date of this transaction was $.07 per share.

On June 8, 2001 the Company issued 400,000 shares of common stock to a consultant for accounting and bookkeeping services for one year beginning that date. The company recorded an expense of $2,333 and a writeoff of prepaid accounting fees of $25,667 at that date due to the uncertainty of future operations.

On June 8, 2001 the Company issued 125,000 shares to each of two consultants in satisfaction of amounts due them for services rendered totaling $45,000. This amount had been previously reflected in accrued expenses.

On March 31, 2001 and June 30, 2001 the Company wrote off unamortized consulting expense of $125,000 and $140,000 respectively due to the uncertainty of future operations.

On February 15, 2001 the principal stockholder of the Company agreed to sell 550,000 shares of her personal holdings of the Company's common stock, and on June 8, 2001 sold these shares to individuals comprising the Company's Board of Directors. The proceeds of this sale net of any personal income tax liability arising from the sale was to be paid to the Company as a capital contribution. Pursuant to this agreement, these 550,000 shares were transferred to these individuals at a price of $.02 per share or $11,000, in exchange for a receivable from them. The closing market price of the Company's common stock on this date was $.07, thus creating a benefit to the purchasers of $.05 per share, which was reflected as an expense of $27,500 in the second quarter of the year. The receivable of $11,000 is reflected in stockholders' equity (deficit) on the consolidated balance sheet at December 31, 2001.


11.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $300,000. The Company reflected this amount in accounts payable at December 31, 2000. Management settled this lawsuit on November 30, 2001 and issued a note payable for $18,000 due September 1, 2002 with interest at 6% per annum in full settlement of this claim. This $282,000 settlement is reflected as Litigation settlement income on the Statement of Operations

The Company is a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $50,100. Management has been defending itself in this action alleging that no contract existed. However, the Company has included this amount in accounts payable at December 31, 2001

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001
                                  (Continued)



11.  COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

The Company is a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted is $54,712. Management plans to vigorously defend itself against this claim and alleges that no contract with this supplier existed. The Company has included this amount in accounts payable at December 31, 2001.

The Company is a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted is $4,298. Management has included this amount in accounts payable and is disputing the amount claimed.

The Company is a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $9,675. Management has included this amount in accounts payable and is disputing the amount claimed.

The company is a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted is $40,000. Management believes the suit is without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has, however, included the total amount claimed in accrued expenses


12.  OTHER MATTER

On June 11, 2001,the Company received written notification from a stockholder who wishes to recoup his $10,400 investment in a private placement of common stock of the Company that he made in May 1999, and another investment of $2,500 in a private offering of Series A warrants in December 1999. The stockholder alleges that these investments were not suitable for him. Management is currently reviewing this notification, has not yet responded to this stockholder and believes that the claim is without merit.