Form 10QSB
period 2002-03-31
GOHEALTH MD INC
filed 2002-05-21
CIK 356590

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2002

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ____________________ to ________________

                      Commission File Number: 001-10382

                               GOHEALTH.MD, INC.
                               -----------------
           (Exact name of registrant as specified in its charter)

                           Nugget Exploration, Inc.
                           ------------------------
                   (former name of small business issuer)


                 NEVADA                           83-0250943
                 ------                           ----------
     (State or other jurisdiction of           (I.R.S. employer
      incorporation or organization)          identification no.)


          2051 Springdale Road, Cherry Hill, New Jersey 08003
          ---------------------------------------------------
         (Address of principal executive offices and zip code)


                        Telephone: (800) 204-1902
                                   --------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

At March 31, 2002, there were 10,729,117 shares of the Registrant's common stock outstanding, and Company had 628 shareholders of record.

<CAPTIONS>                                    GOHEALTH.MD, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                        CONSOLIDATED BALANCE SHEETS



                                                                     March 31,       December 31,
ASSETS                                                                 2002              2001
------                                                             ------------      ------------
Current Assets:
  Cash                                                             $     10,368      $     11,568
  Accounts receivable, net                                                  -                 -
  Domain names, available for sale, net of allowance
    for obsolescence of $41,568 at March 31, 2002
    and December 31, 2001                                                   -                 -
                                                                   ------------      ------------
          Total Current Assets                                           10,368            11,568

Furniture and equipment, net of accumulated depreciation
  and write-off of $13,112 at March 31, 2002
  and December 31, 2001                                                     -                 -
Website costs, net of accumulated amortization of $244,841
  at March 31, 2002 and $239,766 at December 31, 2001,
  and writedowns of $220,834 at March 31, 2002 and
  December 31, 2001                                                      15,225            20,300
                                                                   ------------      ------------

        TOTAL ASSETS                                               $     25,593      $     31,868


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


Current Liabilities:
  Notes payable                                                    $     94,500      $     94,500
  Accounts payable                                                      470,836           473,849

  Accrued expenses                                                       84,316            77,191
  Accrued interest payable                                               20,304            18,474
  Due to related party                                                   17,986            17,986
  Due to officers and directors                                           5,760               -
                                                                   ------------      ------------
        Total Liabilities                                               693,702           682,000
                                                                   ============      ============

Stockholders' Equity (Deficit):
  Common stock ($.01 par value, 25,000,000 shares
    authorized, 10,329,117 shares issued and out-
    standing at March 31, 2002 and December 31, 2001                    102,291           102,291
  Additional paid-in capital                                         12,432,409        12,432,409
  Due from directors and officers for purchase
    of common stock                                                     (11,000)          (11,000)
  Unamortized consulting expense, net of accumulated
    amortization and write-down of $3,325,500 at
    March 31, 2002 and December 31, 2001                                    -                 -
  Retained earnings (deficit)                                       (13,191,809)      (13,173,832)
                                                                   ------------      ------------
        Total Stockholders' Equity (Deficit)                           (668,109)         (650,132)
                                                                   ------------      ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                         $     25,593      $     31,868
                                                                   ============      ============


The accompanying notes are an integral part of these financial statements

<CAPTIONS>                                    GOHEALTH.MD, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)





                                                                     For the Three Months Ended
                                                                     March 31,       December 31,
                                                                       2002              2001
                                                                   ------------      ------------

Sales:
  Advertising revenue                                              $        -        $      4,200
                                                                   ------------      ------------
Gross Profit                                                                -               4,200
                                                                   ------------      ------------

Other Expenses:
  General and administrative                                             11,072            55,401
  Website costs                                                           5,075            62,783
  Advertising and promotion                                                 -               6,543
  Consulting fees                                                           -             277,000
  Interest expense                                                        1,830             2,960
                                                                   ------------      ------------
        Total Other Expenses                                             17,977           404,687
                                                                   ------------      ------------

Net Loss on Common Stock                                           $    (17,977)     $   (400,487)

                                                                   ============      ============
Loss per Share:
  Basic and diluted loss per share                                 $        -        $      (0.05)
                                                                   ============      ============
  Basic and diluted common shares
    outstanding                                                      10,229,117         7,579,117
                                                                   ============      ============



The accompanying notes are an integral part of these financial statements

<CAPTIONS>                                    GOHEALTH.MD, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)





                                                                     For the Three Months Ended
                                                                     March 31,       December 31,
                                                                       2002              2001
                                                                   ------------      ------------

Cash Flows from Operating Activities:
  Net loss on common stock                                         $    (17,977)     $   (400,487)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                        5,075           124,783
      Depreciation                                                          -                 895
      Value of services of officer contributed
        to paid-in capital                                                  -              36,000
       Writedown of consulting expense                                      -             125,000

  Changes in assets and liabilities:
    Decrease in accounts receivable                                         -                  70
    Decrease in prepaid expenses                                            -                 941
    Decrease in deposits                                                    -                 500
    Decrease in accounts payable                                         (3,013)           (3,805)
    Increase in accrued expenses                                          7,125           101,501
    Increase in accrued interest payable                                  1,830             2,960
                                                                   ------------      ------------
        Net cash used in operating activities                            (6,960)          (11,642)
                                                                   ------------      ------------


Cash Flows from Financing Activities:

  Proceeds from amounts due to officers and
    directors                                                             5,760               -
  Proceeds from loan from related party                                     -              27,986
                                                                   ------------      ------------
        Net cash provided by financing activities                         5,760            27,986
                                                                   ------------      ------------

Net Increase (Decrease) in Cash                                          (1,200)           16,344

Cash, beginning of period                                                11,568               599
                                                                   ------------      ------------

Cash, end of period                                                $     10,368      $     16,943
                                                                   ============      ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                       $        -        $        -
                                                                   ============      ============
    Taxes                                                          $        -        $        -
                                                                   ============      ============



The accompanying notes are an integral part of these financial statements

                               GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002




1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

GoHealth.MD, Inc. ("GoHealth" or "Company"), a development stage company, was incorporated under the laws of the State of Delaware on February 23, 1999 for the purpose of providing through the Internet an advertising network and Internet presence for independently-owned health food stores, health care providers and others.

On November 10, 1999, GoHealth and a wholly-owned subsidiary Nugget Exploration, Inc. (a publicly traded Nevada corporation) completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, GoHealth became a wholly-owned subsidiary of Nugget Exploration Inc. and the wholly-owned subsidiary of Nugget merged with and into GoHealth. The stockholders of GoHealth received one share of common stock of Nugget for each share of GoHealth common stock held, resulting in the current stockholders of GoHealth owning approximately 81% of Nugget common stock.

The merger was accounted for as a purchase. However, since the stockholders of GoHealth own approximately 81% of Nugget outstanding shares, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the company. This accounting treatment is in accordance with the Securities and Exchange Commission staffs" view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger. Concurrent with this transaction, Nugget Exploration changed its name to GoHealth.MD Inc.

As disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 2001, and to date, the Company has experienced significant operating losses, has a stockholders' deficit and negative working capital. Therefore, its ability to continue as a going concern is uncertain and is dependent upon its ability to raise additional financing to meet operating expenses, and its ability to negotiate settlements with creditors to reduce amounts owed to them, and to extend terms upon which they will be paid. It is uncertain if the Company will be successful in raising such financing or negotiating such settlements with its creditors.

Principles of Consolidation
---------------------------

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

                               GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002
                                  (Continued)




1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
-------------------------------

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues The adoption of SFAS 144 had no impact on the Company's financial condition or results of operations for the periods shown in these financial statements.

Earnings (Loss) Per Share
-------------------------

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


2.  INTERIM PRESENTATION

The December 31, 2001 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001.

The statements of operations for the three months ended Mach 31, 2002 and 2001 are not necessarily indicative of results for the full year

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001

                               GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002
                                 (Continued)



3.  STATEMENTS OF OPERATIONS

Depreciation of $  -   and $895, respectively, for the three months ended
March 31, 2002 and 2001, is included in general and administrative expense. Amortization of $5,075 and $22,783, respectively for the three months ended March 31, 2002 and 2001, is included in website costs. Consulting fees include amortization of $ - and $102,000 for the three months ended March 31, 2002 and 2001, respectively. Consulting fees for the three months ended March 31, 2001 also includes a write-off of unamortized consulting expense of $125,000


4.  STOCKHOLDER TRANSACTIONS

The amount due to related party is a non-interest bearing loan payable on demand to William Hanna, who is also the Chief Executive Officer, a director and stockholder of the Company. He was elected to the position of Chief Executive Officer on March 19, 2001, replacing Leonard F. Vernon, who resigned as of that date as President, Chief Executive Officer and Director.

The amount due to officers and directors are due to David Reichman, President, director and a stockholder for $1,710, Gary Crooks, Vice President, director and a stockholder for $3,050, and William Hanna, CEO, director and stockholder for $1,000. These are non-interest bearing loans that are due on demand.


5.  LITIGATION

The Company was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this lawsuit and felt that no contract existed and service was not rendered for the asserted amount. Management, however, included the total amount in accounts payable. This lawsuit was settled on May 1, 2002 for a note payable for $25,000 due on September 12, 2002. See Subsequent Events.

The Company is a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $4,298. Management has included this amount in accounts payable and is disputing the amount claimed.

The Company is a defendant in a lawsuit from a third supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted is $54,712. Management plans to vigorously defend itself against this claim and alleges that no contract with this supplier existed. The Company has included this amount in accounts payable as well.

The Company is a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $9,675. Management has included this amount in accounts payable and is disputing the amount claimed

                               GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002
                                 (Continued)



5.  LITIGATION (continued)

The Company is a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted if $40,000. Management believes the suit is without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has, however, included the total amount claimed in accounts payable as of the date of these financial statements.


6.  OTHER MATTER

On June 11, 2001, the Company received written notification from a stockholder who wishes to recoup his $10,400 investment in a private placement of common stock of the Company that he made in May 1999, and another investment of $2,500 in a private offering of Series A warrants in December 1999. The stockholder alleges that these investments were not suitable for him. Management is currently reviewing this notification, has not yet responded to this stockholder and believes that the claim is without merit.


7.  SUBSEQUENT EVENTS

As indicated above in litigation, on May 1, 2002 the Company settled the lawsuit with a supplier that was originally asserted for $50,100 as due for services, for a note payable for $25,000. This note is non-interest bearing and is due on September 12, 2002. If the Company defaults on the payment of this note when due, and does not cure the default in 5 days, the plaintiff may apply to the Court to enter a judgment against the Company for $30,000 plus interest and costs. This note comprises the full and complete settlement of the creditor's claim and related litigation.

On April 3, 2002 David Reichman, President and director, and Gary Crooks, Vice President and director paid the Company $17,500 each which consisted of a loan to the Company for $24,000 and satisfaction of the amount due from officers and directors for $11,000. The loan bears interest at 6% per annum and is due on demand.

On April 15, 2002 the Company entered into an agreement with a consultant for a one year term to provide advice and services with respect to public relations, and any potential mergers or acquisitions. Pursuant to this agreement the Company issued the consultant 500,000 shares of common stock and received a non interest bearing note due on demand for $15,000 from the consultant. The Company recorded consulting expense of $23,958, in the second quarter of 2002 based on the closing market price of its common stock on the date of the transaction, and a writeoff of unamortized consulting expense of $91,042 due to the uncertainty of the ability of the Company to continue as going concern

As of May 15, 2002 the Company collected $11,000 of the amount due on the note receivable from a consultant pursuant to the agreement entered into on April 15, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS
The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statements included elsewhere in this Report.
DESCRIPTION OF BUSINESS
Background
On July 24, 1980, Western Exploration and Mining Company was incorporated under the laws of the State of Nevada.
On February 5, 1981, the name was changed to Nugget
Exploration, Inc. This entity had a wholly owned subsidiary, Nugget Holding Co.
On February 23, 1999, GoHealth.MD, Inc. ("GoHealth"), a development stage company, was incorporated under the laws of the State of Delaware. On November 10, 1999,
Nugget Holding Company merged into GoHealth (the
"Merger"). As a result of the Merger, the GoHealth became a wholly-owned subsidiary of Nugget Exploration, Inc.
Pursuant to the Merger, the shareholders of the Company received 81% of the outstanding common stock of Nugget
Exploration, Inc. The accounting year was subsequently changed to the calendar year from a May 31st fiscal year.
On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. (the "Company").
Nature of Business
For the year ended December 31, 1999, the Company did not conduct any significant business. After the Merger, the Company continued to engage in trying to develope its original business model. Because of a lack of fully operational business, and the limited amount of assets and revenues, the Company must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if the Company is successful in raising all the capital it requires.
Prior to November 1999, the Company principally focused its business strategy on the registration and marketing of .MD domain names to operating healthcare websites.
Then, the Company altered its strategy to center on deriving revenues from Internet health portals, and acquired assets to permit it to build a portal on the URL, www.Healthmall.com.
The Healthmall.com website  focused on
alternative healthcare with the following components:
healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare; and access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians. As a long-term strategy, the Company sought to develop network affiliates, such as health and fitness websites, to provide easy access to the information and services offered on www.Healthmall.com to customers of affiliate websites. To date, the Company succeeded in establishing only two network affiliates. Management believed that its would benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com. Management believed that its would benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com. However these plans were unsuccessful.
The first affiliate relation was with Pharmor Corporation.
The Company has a nonexclusive agreement with Pharmor
Corporation to use Healthmall.com as a source for consumer healthcare content on its web site, www.pharmor.com. This relationship has not been successful, providing only minimal revenues.

The second relationship was with Dr. James Corea.  On
December 13, 1999, the Company entered into an agreement
with Dr. James Corea, doing business as James Corea's
Vitalabs, under which the Company purchased the following
rights into perpetuity for $25,000: to operate, manage
and host Dr. Corea's www.Healthyfirst.com website; to
design or redesign the website; to add additional content
to the website; to establish hyperlinks to the website;
to solicit and sell advertising on the website and
advertise and market the website on search engines. Under
the agreement, the Company was to receive 50% of the gross
profits after expenses generated from the
Healthyfirst.com website. In March 2001, Dr. Corea passed
away. Dr. Corea's death  negatively affected the
Company, due to the absence of his public presence on the
radio and continued interaction with consumers.  At the
same time, under the terms of the agreement with Dr.
Corea, the Company may have rights to obtain all proceeds
from the entire healthyfirst.com website and
investigated its rights in this connection.  However, this
acquistion was never pursued.
On January 20, 2000, the Company acquired all the right,
title and interest to the Healthsites.comT domain name.
On March 23, 2000, the Company introduced a first
generation Internet search engine service using the
domain name, which assists consumers seeking to access
quickly specific healthcare information and permits
advertisers to increase their visibility to consumers
searching for information and thereby improve traffic to
their website.  Although the Company has not generated
any revenues to date from this website, the service is
designed to generate revenue based on the number of
consumer click-throughs resulting from an advertiser's
listing on the Healthsites.comT website. Directed to both
consumers and practitioners, the website,
www.Healthsites.com, was developed but not  completed
through fiscal 2000,and at December 31, 2001 the unamortized capitalized cost of this website was written off.
Toward the end of fiscal year 2000, the company also
began circulating a newsletter called, "Alternative
Medicine Update", which was directed to chiropractors and
contained health related information.  Management believed
that this newsletter would yield revenue from subscription
based and informational services once this program was
fully implemented.  However this program was not successful
and was abandoned.
Industry Overview
The Internet has become a communications, research and
commercial tool.  It permits consumers to seek
information, communicate with one another and execute
commercial transactions electronically. The number of
worldwide web users is expected to grow significantly in
the future.
Healthcare is a large segment of the U.S. economy, and
health and medical information represent significant
areas of interest on the Internet. Management believed
that companies that established a clear brand identity as a
trusted source of on-line consumer healthcare information
and services would  have a significant opportunity to
capitalize on multiple revenue sources, including the
sale of information, products, and services, as well as
advertising.
Business Strategy
Initially, the Company sought to derive revenues
primarily by selling space on its website to advertisers
and through affiliations with other entities. Throughout
fiscal 2000, the Company tweaked its revenue model to
address more traditional means of generating sales of
product and services, in addition to its advertising
revenues.   The Company's business then focused on (i)
operating health related Internet sites; (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter; (iv) selling brand specific vitamins via the Internet; and (v) engaging in business combinations and joint ventures with health-related information and services providers. To date these strategies have been unsuccessful and were abandoned.
Currently the Company is seeking to find an operating Company as a merger partner, and is also seeking to reduce its trade payables and debt. It is uncertain, however, if such efforts will be successful.

The Company remains a development stage company, and as of December 31, 2001, it had not conducted any significant operations. The Company's business focused on
(i) operating health related Internet sites, (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter; and (iv) selling brand specific vitamins via the Internet.
Plan of Operations
The Company's objective is to establish Healthmall.com and other websites as a trusted and comprehensive source of consumer healthcare information and services on the Internet. Healthmall.com was created to empower consumers to better manage their personal health with comprehensive, relevant and timely information.
To grow operations and increase revenue, the Company will need incur significant advertising and promotional expenses and will need to hire additional personnel in all phases of operations. There can be no assurance that the Company will have the resources to increase advertising and promotional expenses or to hire the necessary personnel and managers in order to achieve growth in operations and revenues, and any failure to do so could have a material adverse effect on operating results.
The Company's growth strategy relies on the ability to raise further capital and upon the skills of management.
There can be no assurance of success in these endeavors.
Forces that can contribute to the failure to implement this growth strategy include, among other things: (i) regulatory bodies and governmental regulations affecting operations; (ii) availability of funding on a timely basis; and (iii) functionality. If the ability to expand the network infrastructure is constrained in any way, the Company could lose customers and suffer damage to operating results.
The Company has a very limited operating history on which to base an evaluation of our business and prospects.
Future prospects must be considered in light of the risks uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new evolving markets such as the Internet market. In view of the rapidly evolving nature of the business and limited operating history, period-to-period comparisons of revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance

Business Combinations and Investments
The Company  engaged in a strategy of developing business
through business combinations, joint ventures or other
investments in health-related Internet and non-Internet
businesses.  This strategy has not proved effective
..

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

On October 13, 2000, the Company sought to enter into an agreement with Prometrics Consulting Inc., a Pennsylvania privately held corporation ("Prometrics"). Accordingly, the Company issued 1,000,000 shares of common stock pursuant to a letter of intent to enter into an agreement under which Prometrics was to provide the Company with comprehensive management and support services, including but not limited to legal, financial, human resources, information technology services, real estate services and web hosting services for a period of three years. Also, the Company would own a 51% voting equity interest in a corporation to be formed, GoHealthNetwoRx Inc. The remaining 49% of this entity would be owned by Prometrics. GoHealthNetwoRx would be engaged in master contract administration of professional services to early stage growth companies. Included in the letter of intent was the requirement that the Company issue to Prometrics an additional 1,000,000 shares of common stock when the cumulative revenue of the Company reached $4,000,000 over a three year period, and an additional 1,000,000 shares of common stock when the cumulative revenue of the company reached $8,000,000 over a three year period.
This transaction was not completed, and the corporation was not formed. Management has therefore reserved the total value of this investment. On June 8, 2001 the Board of Directors of the Company passed a resolution to cancel the 1,000,000 shares issued in connection with this transaction.

Results of Operations
The Company generated revenues of $- for the three months ended March 31, 2002, compared with $4,200 in revenues for the three months ended March 31, 2001. The
Company had a gross profit of $- for the three months ended March 31, 2002, compared with $4,200 for the three months ended March 31, 2001.
For the three months ended March 31, 2002, expenses totaled $37,977, compared with $404,687 for the three months ended March 31, 2001. Expenses included depreciation of $- and $895 , respectively, for the three months ended March 31, 2002 and 2001. Expenses also included amortization of website costs of $5,075 and $22,783, respectively for the three months ended March
31, 2002 and 2001. Consulting fees include amortization of $222 and a write-off of unamortized consulting expense of $19,778 for the three months ended March 31,
2002, and amortization of $102,000 and a write-off of unamortized consulting expense of $125,000 for the three months ended March 31, 2001.
As a result, the Company suffered a net loss of $37,977 for the three months ended March 31, 2002, or $0.00 per share, compared with $400,487, or $0.05 per share, for the three months ended March 31, 2001.
Liquidity and Capital Resources
As of March 31, 2002, the Company had a working capital deficit of $$683,334. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations.
Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the three months ended March 31, 2002, the Company received proceeds in the amount of $5,760 through the receipt of monies advanced by officers and directors in the form of loans..

As a result of the financing and operational activities described above, for the three months ended March 31, 2002, cash at the end of the quarter was $10,368..

RISK FACTORS
Investment in the Company's securities involves a high degree of risk. The Company is a development stage company and its business strategy has not been successful.
It commenced Internet operations with the www.Healthmall.com website in November 1999 and for the period ended December 31, 2001, and to date generated only minimal revenues. As a development stage company, the risks and difficulties faced include the ability to: attract an audience of users to the Internet-based consumer healthcare network; increase brand awareness; offer compelling on-line content, services and e-commerce opportunities; attract a large number of advertisers who desire to reach users; respond effectively to the offerings of competitive providers of healthcare information on the Internet; continue to develop and upgrade technology; and attract, retain and motivate qualified personnel.
The Company depends on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. There can be no assurance that the business strategy will be successful or that the Company will successfully address these risks or difficulties. If it fails to address adequately any of these risks or difficulties, the business would likely suffer. In such case, the trading price of the Company's common stock could decline and investors could lose all or a part of their investment. See "Management's
Discussion and Analysis of Financial Condition and
Results of Operations" and the financial statements for detailed information on the Company's extremely limited operating history.
The Company has a history of losses, negative cash flow and anticipate continued losses. As a development stage company, the Company can expect to continue to incur losses, significant operating and capital expenditures in areas such as expansion of advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Success in obtaining additional funding will determine the ability to continue and expand operations. There can be no assurance that the Company will ever achieve or sustain profitability or that operating losses will not increase in the future. See
"Management's Discussion and Analysis of Financial
Condition and Results of Operations" and accompanying financial statements.
The Company has a working capital deficit and will require additional financing which may not be available.
The Company will need to obtain additional debt or equity financing to fund the costs of continuing operations until achieving positive cash flow, if it ever can The Company has no current commitments or arrangements for additional financing and there can be no assurance that any additional debt or equity financing will be available to us on acceptable terms, or at all. If the Company is unable to satisfy its capital requirements, its may not be able to effectively compete in the marketplace or continue operations.
The Company must establish, maintain and strengthen its brand in order to attract users to its network and generate advertising. To succeed in establishing brand identity, the Company must enable healthcare consumers to perceive it as a trusted source of healthcare information, and persuade advertisers, merchants and manufacturers to perceive it as an effective marketing and sales channel for their products and services. The
Company will need to increase substantially its marketing budget in efforts to establish brand recognition and loyalty. The Company's business could be materially adversely affected if marketing efforts are not productive or if brand identity is not strengthened.
Through December 31, 2001 and to date such marketing efforts
Have been unsuccessful.
The Company's business model has relied in large part on Internet advertising and sponsorship activities which may not be effective or profitable marketing media. The
Company's future is highly dependent on sustained use of the Internet as an advertising medium. The Company has relied almost exclusively on Burst! Media, L.L.C., the on-line property representation company, to provide it with advertising sales services. Demand and market acceptance for Internet advertising solutions are uncertain. Most of current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires acceptance of a new way of conducting business, exchanging information and advertising products and services. There can be no assurance that the market for Internet advertising will emerge or become sustainable. If the market for Internet advertising fails to develop sufficiently or rapidly enough, then the ability to generate advertising revenue would be materially adversely affected, causing a material adverse impact to the Company.To date our strageies in these areas have been unsuccessful. See Business Strategy.
Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project future advertising rates and revenues. Advertising revenues, if any, could be adversely affected by an inability to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer.
Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.
The Company depends on third parties to provide content pursuant to nonexclusive arrangements, which are short-term or terminable. The Company intends to produce only a portion of the healthcare content found on the Healthmall.com network. Sources of content currently include PR Newswire and National Library of Medicine.
During fiscal 2000, the Company discontinued its relationship with Facts and Comparisons, which became the subject of litigation. This litigation was settled
..in November 2001 See litigation As health-related content grows on the Internet, competition for the best product suppliers will increase, which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the Healthmall.com network less attractive or useful for an end user, which could reduce advertising revenues. The Company can provide no assurances that it will be able to maintain relationships with third parties that supply content, software or related products or services that are crucial to success, or that such content, software, products or services will be able to sustain any third-party claims or rights against their use. Also, there can be no assurance that the content, software, products or services of those companies that provide access or links to the Company's website will achieve market acceptance or commercial success. Accordingly, the Company cannot assure that existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues.
The Company depends on links to its websites from unrelated parties to increase traffic on its websites, and thereby increase advertising and other revenues. The
Company cannot provide assurances that the third parties regard these relationships as important to their own respective businesses and operations. They may decide not to provide website links at any time in the future and may develop their own competitive services or products.
Further, to expand the traffic to the Company's websites, it may need to enter into strategic alliances, which may involve the payment of significant funds for prominent or exclusive carriage of healthcare information and services. Such transactions are premised on the assumption that the traffic obtained from these arrangements would yield revenues in excess of the payments made. This assumption is not yet proven, and if unsuccessful, they could result in the failure to generate sufficient resources to offset expenditures, causing a material, adverse impact.
To execute its growth plan, the Company must attract, retain and motivate highly skilled employees.
Significant competition from other Internet and new media companies exists. The ability to execute growth plans and to be successful also depends on the ability to attract, retain and motivate highly skilled employees. Through 2000, the Company relied on Leonard F. Vernon, its first
President, as its only employee, as well as third party consultants to develop and operate its business.
On March 19, 2001 Dr. Vernon resigned his positions with the company,and new management has not pursued the original business strategies
Instead, new management has endeavored to settle litigation with creditors, reduce debt and to seek an operating company as a merger partner. There can be no assurance, however, that new management will be successful in these endeavors.

Presently, a relatively limited number of consumers use
the websites. The Company may not be able to project
accurately the rate or timing of increases, if any, in
the use of its websites or to expand and upgrade, or
afford to pay companies to expand and upgrade, systems
and infrastructure to accommodate such increases.
The Company must continue to expand and adapt the network
infrastructure to accommodate additional users,if any, increase transaction volumes if any, and changing consumer and customer requirements. Systems may not accommodate increased use
while maintaining acceptable overall performance. Service
lapses could cause users to instead use the on-line
services of our competitors.
The Company may suffer computer system failures. Computer
and communications hardware are protected through
physical and software safeguards. However, they are still
vulnerable to fire, storm, flood, power loss,
telecommunications failures, physical or software break-
ins and similar events. The Company lacks full redundancy
for all of our computer and telecommunications facilities
and does not maintain a backup data facility.  It also
lacks any type of business interruption insurance to
afford protection in the event of a catastrophe. If a
computer system failure occurs which prevent consumers
from accessing websites, the business will be adversely
affected.
If Healthsites.comT is not successful, the business will
suffer. The Healthsites.comT search engine service
launched on March 23, 2000. Substantial resources have
been expended to acquire the name "Healthsites.com" and
to develop the website. Upon widespread commercial
introduction, this program will not be able to
satisfactorily perform all of the functions for which it
is being designed or that it is not reliable or durable
in extensive applications. Healthsites.com (TM) search
engine service is relied upon to provide advertising
revenues in the future.  The inability to succeed in this
regard will materially, adversely impact the business.
As of December 31, 2001 and to date the development of this
search engine was not completed and the unamortized captalized
cost of this property was written off   See Nature of Business
The Company may have liability for information provided on its websites or which is accessed therefrom. Because users of the website access health content and services relating to a condition they may have and may distribute corporate content to others, third parties may sue for defamation, negligence, copyright or trademark infringement, personal injury or other matters. Liability could arise if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online entities in the past. Others could also sue for the content and services that are accessible from corporate websites through links to other websites or through content and materials that may be posted by users in chat rooms or on bulletin boards. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on the Company's reputation and business.
Consumers may also sue if any of the products or services which sold on or through websites are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties.
This could produce a material, adverse impact on the Company.
The inability to protect adequately proprietary rights may harm the business. The Company relies on a combination of copyright, trademark and trade secret laws, nondisclosure and other contractual provisions to protect proprietary rights. Notwithstanding these safeguards, it may be possible for competitors to imitate corporate products and services or to develop independently noninfringing competing products and services. Such actions could materially and adversely affect the number of users of the websites, which would materially and adversely affect the business.
The Company has applied for federal registration of the mark "GoHealth.MD" and "Healthsites.com", as well as other service and trademarks deemed important. A potentially conflicting pending application has been made with the US Department of Commerce's Patent and Trademark
Office with regard to "GoHealth.MD." If the right to use this mark is lost, the Company could be forced to change its corporate name and adopt a new domain name. These changes could confuse current and potential customers and adversely impact brand identity and business.
The Company has limited sales, marketing and management experience. Although our former President, Leonard
F. Vernon, had experience in marketing other products, he had only limited marketing experience with Internet products and services. Current management has no such experience.
The Company has on occasion hired
outside consultants and independent contractors, and will need to hire sales and marketing personnel. There can be no assurance that such personnel will be able to work effectively. The inability to hire adequate personnel could materially, adversely affect the business.
Rapid technological change in the industry could make the websites and services obsolete. The market for the Company's websites is characterized by rapidly changing technology and continuing development of customer requirements. The future success of the business will depend in large part upon the ability to develop and market websites at an acceptable cost, and successfully anticipate or respond to technological changes in customer requirements on a cost-effective and timely basis. There can be no assurance that development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render technology or websites obsolete or uncompetitive. In addition, to the extent that technologies or equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment. If unable to acquire or implement such new technologies or equipment, the Company will not be able to effectively compete in the marketplace.
Consumers and the healthcare industry must accept the Internet as a source of healthcare content and services for our business model to be successful. To be successful, the Company must attract significant number of consumers as well as other participants in the healthcare industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. The Company's business model assumes that consumers will use healthcare information available on its network, that consumers will access important healthcare needs through electronic commerce using websites, and that local healthcare organizations will affiliate with the Company. This business model is not yet proven, and if unable to successfully implement the business model, the Company may not be able to continue our business. Through March 31, 2002 and to date this strategy has been unsuccessful.
The Company competes in the Internet industry with a number of other companies, including larger, well-known entities that possess greater financial resources. It competes directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:
health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org, mediconsult.com, onhealth.com, thriveonline.com and webmd.com; on-line and Internet portal companies, such as America Online, Inc., drkoop, Inc., Microsoft Network,
Yahoo! Inc., Excite, Inc., Lycos Corporation and Infoseek
Corporation; electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on the Company's website; hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups. Many of these actual and potential competitors are likely to enjoy substantial competitive advantages compared to us, including: the ability to offer a wider array of on-line products and services; larger production and technical staffs; greater name recognition and larger marketing budgets and resources; larger customer and user bases; and substantially greater financial, technical and other resources.
Increased competition could result in decreased website traffic, a loss of revenues or a reduction in prices or an increase in losses from operations. To be competitive, the Company must respond promptly and effectively to challenges of technological change, evolving standard of our competitor's innovations by continuing to enhance product and service offerings. There is no assurance that the Company will have the financial resources, technical expertise, marketing and support capabilities to continue to compete successfully. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Please see
"Business-Competition."
Since the Company operates an Internet network, its business is subject to government regulation relating to the Internet, which could impair operations. In addition to regulations applicable to businesses generally, law and regulations directly applicable to electronic commerce may apply. Although currently few such laws and regulations presently exist, state, federal and foreign governments may each adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to support or supply the Company's products and services. This decrease in the demand for its products and services would seriously harm its business and operating results.
Any new laws and regulations may govern or restrict the following issues: user privacy; the pricing and taxation of goods and services offered over the Internet; the content of websites; consumer protection; and the characteristics and quality of products and services offered over the Internet.
For example, the Telecommunications Act of 1986 prohibits the transmission of certain types of information and content over the Internet. The scope of this Act's prohibition is currently unsettled. In addition, although courts recently held substantial portions of the Communications Decency Act unconstitutional, federal or state governments may enact, and courts may uphold, similar legislation in the future. Future legislation could expose companies involved in Internet commerce to liability.
Since the Company operates a healthcare network over the Internet, its business may be subject to healthcare regulation and other matters unique to the healthcare area. Laws and regulations have been or may be adopted with respect to the provision of healthcare-related products and services on-line, covering areas such as:
the regulation of medical devices; the practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals on-line; and the regulation of government and third-party cost reimbursement.
FDA Regulation of Medical Devices. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. The Company does not believe that current applications or services will be regulated by the FDA; however, applications and services may become subject to FDA regulation. Additionally, application and service offerings may expand into areas that subject us to FDA regulation. The Company has no experience in complying with FDA regulation. Complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent introduction of new applications or services.
Regulation of the Practice of Medicine and Pharmacology.
The practice of medicine and pharmacology required licensing under applicable state law. While the Company does not believe its websites and affiliate relationships violate state licensing requirements, a state regulatory authority may at some point allege that some portion of the business violates these statutes. Any such allegation could result in a material adverse effect on the business.
Federal and State Healthcare Regulation. The Company receives a fee when users on the website purchase health food and vitamin products from the Healthyfirst.com website. In addition, in the future, the Company may earn a service fee when users on the website purchase prescription pharmacy products. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. If the program were deemed to be inconsistent with federal or state law, the Company could face criminal or civil penalties.
Further, the Company would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If such activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on the business, results of operations and financial condition.
Success depends on increased adoption of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business are likely only in the event that the Internet provides businesses with greater efficiencies and other advantages. If commerce on the Internet does not continue to grow, or grows more slowly than expected, growth would decline and the business would be seriously harmed.
Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including: potentially inadequate network infrastructure; delays in the development of Internet enabling technologies and performance improvements;
delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; changes in, or insufficient availability of, telecommunications services to support the Internet; and failure of companies to meet their customers' expectation in delivering goods and services over the Internet.
There is a limited market for the Company's common stock.
Currently only a limited trading market exists. The common stock trades on the OTC Bulletin Board under the symbol "GOMD" or "GOMDE". The Bulletin Board is a limited market and subject to substantially less restrictions and limitations in comparison to the NASDAQ
National Market System. Any broker/dealer that makes a market in the stock or other person that buys or sells our stock could have a significant influence over its price at any given time. The Company can provide no assurance that the market in its common stock will be sustained. As a result, common stock holders may be unable to sell readily the stock held, if at all.
The Company's stock price had been volatile. The history relating to the prices of newly public companies indicates that there may be significant volatility in the market price of the Company's common stock. As a result, holders of the Company's common stock may be subject to wide fluctuations in the value of their investment.
Sales of common stock registered in a public offering could cause a decline in stock price. A significant amount of common stock coming on the market at any given time could result in dilution as well as a decline in the price of such stock or increased volatility.
Shareholders may face the possible inability to sell in the secondary market. In October 1990, Congress enacted the "Penny Stock Reform Act of 1990" to counter fraudulent practices common in stock transactions of companies which do not meet certain capital requirements, trading price requirements or listings requirements. The
Company currently does not meet such requirements and therefore stock transactions involving our common stock would be subject to requirements of the Penny Stock
Reform Act including: brokers and/or dealers, prior to effecting a transaction in the common stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for our common stock as well as specific information about our common stock and the transaction involving the purchase and sale of the stock, such as price quotes and broker/dealer and associated person compensation; and subsequent to effecting a transaction, the broker is required to deliver monthly or quarterly statements containing specific information about our common stock. These requirements will most likely negatively affect the ability of purchasers herein to sell our common stock in the secondary market, if any.
The Company has not declared and does not intend to declare dividends. Any investor who purchases our common stock should not anticipate receiving any dividends on their common stock at any time in the foreseeable future.
Payment of dividends is within the absolute discretion of the board of directors and there can be no assurances that cash dividends will ever be paid on the common stock or that their value will ever increase. The Company does not anticipate paying any dividends in the future.
Some of the Company's stockholders own a significant amount of common stock and can exercise control over all matters submitted to a vote of shareholders. As of June
20, 2000, Sandra Vernon, the wife of Leonard F. Vernon,
William Hanna, Kevin O'Donnell, David Reichman and Gary Crooks in aggregate beneficially own approximately 74.8% of the common stock.
As a result, these stockholders are able to exercise significant influence, and in most cases control, over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control that may otherwise be beneficial to investors.

The Company's independent auditors have indicated in their independent auditor's report for the years ended December 31, 2001 and 2000 that the financial condition of the Company, the working capital deficit and shareholder deficit, and the lack of adequate capital may pose a substantial question of the ability of the Company to continue as a going concern. See financial statements. There can be no assurance that any capital raising efforts, or the operations of the Company, will improve the financial condition or prospects of the Company, or that the Company will continue as a going concern, or that the independent auditors will not have a similar qualification in the future.

FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements which involve substantial risks and uncertainties. These forward-looking statements can generally be identified because the context of the statement includes words such as "may," "will," "except," "anticipate," "intend,"
"estimate," "continue," "believe," or other similar words. Similarly, statements that describe our future plans, objectives and goals are also forward-looking statements. Factual results, performance or achievements could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including those listed in "Risk Factors" and elsewhere in this report.

PART II. OTHER INFORMATION

Item 1. Litigation

In March 2001 the Company was named
as a defendant in a lawsuit from a supplier alleging copyright infringement and nonpayment of amounts owed for services rendered. The case was styled Facts and Comparisons, a division of Lippincott, Williams, and Wilkins, Inc. v. GoHealth.MD, Inc. d/b/a www.healthmall.com, Computer Professional Enrichment
Services, Marc Duey, and Lenny Vernon, O1 CV 1869
(S.D.N.Y. March 2001). The plaintiff sought damages amounting to $300,000. Management believed the claims lacked any merit whatsoever and vigorously defended against the action. Management firmly believed that it had not entered into any contract nor accepted any services in the amount asserted. However, management included the total amount claimed in accounts payable. The Company settled this lawsuit on November 30, 2001 by issuance of a note payable for $18,000 due September 1, 2002 in full settlement of this claim.

The Company was also
named as a defendant in a lawsuit from another supplier, styled Luckysurf.com v. GoHealth.MD, Inc. d/b/a healthmall.com, L0191-01 (Sup. Ct. N.J. Camden Co. 2001).
The amount asserted is $50,100. The complaint alleges nonpayment of amounts owed for services rendered.
Management believes the claim lacks any merit whatsoever and plans to defend vigorously against the action.
Nonetheless, management has included this amount in accounts payable as well. This action was settled on May 1, 2002, by issuance of a note payable for $25,000 due September 12, 2002
See subsequent events.

 The Company was named as a defendant in a lawsuit from a third supplier, Sales Guides Inc. also alleging nonpayment of amounts owed for services rendered. The amount asserted is $4,298. Management has included this amount in accounts payable and is disputing the claim.

In July 2001 the Company was named as a defendant in a lawsuit from supplier styled Freeride Media,com v. Gohealthmd.com and Dr. Leonard F. Vernon t/a Gohealth.com, Docket No L218601 (Sup Ct. of NJ July 2001).
The lawsuit alleges nonpayment of amounts owed for services rendered.
The amount asserted is $54,712. Management believes this claim lacks any merit whatsoever and plans to defend vigorously against the action. Management was informed of the entry of a default judgement in the amount of $55,838.39. Management believes the service was not effectuated and plans to seek to vacate the judgement. Nonetheless, management has included this amont in accounts payable and is disputing the amount claimed.

In July, 2001 the Company was named as a defendant in a lawsuit from a supplier
Styled Creditors Adjustment Bureau, Inc. v. GoHealth.MD, Inc. (Case No
01-015609
Sup. Ct. Cal. July 2001). The case alleges nonpayment of amounts owed for Services rendered in the amount of $9,213. On September 27, 2001 management was informed the court entered a default judgement in the amount of $13,287.70 against the Company. Management believes this claim lacks any merit whatsoever, and additionally that service was not properly effectuated. Management plans to vigorously defend against the action and also to seek to vacate the judgement.

Nonetheless, management has included this amount in accounts payable and is disputing the amount claimed.

In September, 2001, the Company was named as a defendant in a lawsuit styled Steven Goldberg v. GoHealth,MD Inc., Docket No. L-6096-01 (Sup. Ct. NJ Sept
2001),from a former consultant who alleges nonpayment of amounts owed, malicious prosecution, and other tortious misconduct. The amount asserted is $40,000. Mangement believes the matter is utterly without merit, and furthermore, has asserted affirmative defenses and also counterclaimed for damages and equitable relief against the plaintiff. However, management has included the total amount claimed in accounts payable.

On approximately June 11, 2001 the Company received notification from a stockholder who wishes to recoup his $10,400 investment in a private placement of common stock of the Company that he made in May 1999 and another $2,500 investment in a private offering of Series A warrants in December 1999. The stockholder alleges that these investments were not suitable for him. Management is currently reviewing this notification, has not yet responded to this stockholder and believes the claim is without merit.



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

The Board of Directors elected two replacement members and officers onApril 4, 2001, consisting of Mr. David Reichman, President and director and Mr.
Gary L. Crooks, Vice Presient and director. Mr. Reichman, after a five year stay with
American Express Company, moved on in 1975 to form his own private consulting practice specializing in tax representation and business management. Mr. Crooks is the managing director of a branch office of SAL Financial
Services, Inc. Mr. Crooks has more than twenty-five years experience in the financial industry, a third of which was as a senior equity trader at Morgan Stanley.



Subsequent Events



As indicated above in litigation, on May 1, 2002 the Company settled the lawsuit with Lucysurf.com by issuance of a note payable for $25,000 in full and complete settlement of of this claim.
This note is non interest bearing and is due on September 12, 2002.
If the Company defaults on the payment of this note when due, and does not cure the default in 5 days, the plaintiff may apply to the Court to enter a judgement against the Company for $30,000 plus interest and costs

On April 3, 2002 David Reichman, President and Director, and Gary Crooks Vice President and Director paid the Company $17,500 each which consisted of a loan to the Company for $24,000 and satisfaction of the amount due from officers and directors for the purchase of common stock for $11,000. The loan bears interest at 6% per annum and is due on demand.


Consulting Agreement

On April 15, 2002 the Company entered in an agreement with a consultant for a one year term to provide advice and services with respect to public relations and any potential merger or acquisitions. Pursuant to this agreement the Company issued the consultant 500,000 shares of common stock and received a non interest bearing note due on demand for $15,000 from the consultant. Based on the closing market price of $.26 on the date of the agreement, the Company recorded consulting expense of $23,958 in the first quarter of 2002, and a writeoff of unamortized consulting expense of $91,042 based on the uncertainty of the ability of the Company to continue as a going conern..

Through May 15, 2002 $11,000 was collected on the note receivable from the consultant.

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


Date:     ???        By:   /s/ William Hanna
                                    William Hanna (CEO,
                                    Chairman,
President,
                                    Principal Financial
                                    Officer, and
Director)