Form 10QSB/A
period 2002-03-31
GOHEALTH MD INC
filed 2002-05-22
CIK 356590

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

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


                              c/o David Reichman
                        148 Madison Avenue, 14th Floor
                              New York, NY 10018
              ---------------------------------------------------
             (Address of principal executive offices and zip code)

                          Telephone: (212) 684-6028


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

                               TABLE OF CONTENTS
                             ---------------------

                                                                       PAGE

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . .10




                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .22


ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .23


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .24


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .24

                                         GOHEALTH.MD, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                    CONSOLIDATED BALANCE SHEETS



                                                                     March 31,       December 31,
                                                                       2002              2001
                                                                   ------------      ------------
ASSETS
------

Current Assets:
  Cash                                                             $     10,368      $     11,568
  Accounts receivable, net                                                  -                 -
  Domain names, available for sale, net of allowance
    for obsolescence of $41,568 at March 31, 2002
    and December 31, 2001                                                   -                 -
                                                                   ------------      ------------
        Total Current Assets                                             10,368            11,568

Furniture and equipment, net of accumulated depreciation
  and write-off of $13,112 at March 31, 2002
  and December 31, 2001                                                     -                 -
Website costs, net of accumulated amortization of $244,841
  at March 31, 2002 and $239,766 at December 31, 2001,
  and writedowns of $220,834 at March 31, 2002 and
  December 31, 2001                                                      15,225            20,300
                                                                   ------------      ------------

        TOTAL ASSETS                                               $     25,593      $     31,868
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


Current Liabilities:
  Notes payable                                                    $     94,500      $     94,500
  Accounts payable                                                      470,836           473,849
  Accrued expenses                                                       84,316            77,191
  Accrued interest payable                                               20,304            18,474
  Due to related party                                                   17,986            17,986
  Due to officers and directors                                           5,760               -
                                                                   ------------      ------------
        Total Liabilities                                               693,702           682,000
                                                                   ------------      ------------

Stockholders' Equity (Deficit):
  Common stock ($.01 par value, 25,000,000 shares
    authorized, 10,329,117 shares issued and out-
    standing at March 31, 2002 and December 31, 2001                    102,291           102,291
  Additional paid-in capital                                         12,432,409        12,432,409
  Due from directors and officers for purchase
    of common stock                                                     (11,000)          (11,000)
  Unamortized consulting expense, net of accumulated
    amortization and write-down of $3,325,500 at
    March 31, 2002 and December 31, 2001                                    -                 -
  Retained earnings (deficit)                                       (13,191,809)      (13,173,832)
                                                                   ------------      ------------
        Total Stockholders' Equity (Deficit)                           (668,109)         (650,132)
                                                                   ------------      ------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                         $     25,593      $     31,868
                                                                   ============      ============


______________________________________________________

The accompanying notes are an integral part of these financial statements


                                          GOHEALTH.MD, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                                     For the Three Months Ended
                                                                     March 31,         March 31,
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
                                                                   ============      ============




______________________________________________________

The accompanying notes are an integral part of these financial statements


                                         GOHEALTH.MD, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                     For the Three Months Ended
                                                                     March 31,        March 31,
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
                                                                   ============      ============


______________________________________________________

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

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                               GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 2002
                                 (Continued)




3.  STATEMENTS OF OPERATIONS

Depreciation of $  - and $895, respectively, for the three months ended
March 31, 2002 and 2001, is included in general and administrative expense. Amortization of $5,075 and $22,783, respectively for the three months ended March 31, 2002 and 2001, is included in website costs. Consulting fees include amortization of $ - and $102,000 for the three months ended March 31, 2002 and 2001, respectively. Consulting fees for the three months ended March 31, 2001 also includes a write-off of unamortized consulting expense of $125,000.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statements included elsewhere in this Report.


DESCRIPTION OF BUSINESS

Background
----------

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

Nature of Business
------------------

For the year ended December 31, 1999, the Company did not conduct any significant business. After the Merger, the Company continued to engage in trying to develop its original business model. Because of a lack of fully operational business, and the limited amount of assets and revenues, the Company must be considered a development stage company. Consequently, there can be no assurance that viable commercial operations can be achieved or sustained even if the Company is successful in raising all the capital it requires.

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

The second relationship was with Dr. James Corea. On December 13, 1999, the Company entered into an agreement with Dr. James Corea, doing business as James Corea's Vitalabs, under which the Company purchased the following rights into perpetuity for $25,000: to operate, manage and host Dr. Corea's www.Healthyfirst.com website; to design or redesign the website; to add additional content to the website; to establish hyperlinks to the website; to solicit and sell advertising on the website and advertise and market the website on search engines. Under the agreement, the Company was to receive 50% of the gross profits after expenses generated from the Healthyfirst.com website. In March 2001, Dr. Corea passed away. Dr. Corea's death negatively affected the Company, due to the absence of his public presence on the radio and continued interaction with consumers. At the same time, under the terms of the agreement with Dr. Corea, the Company may have rights to obtain all proceeds from the entire healthyfirst.com website and investigated its rights in this connection. However, this acquisition was never pursued.

On January 20, 2000, the Company acquired all the right, title and interest to the Healthsites.comT domain name. On March 23, 2000, the Company introduced a first generation Internet search engine service using the domain name, which assists consumers seeking to access quickly specific healthcare information and permits advertisers to increase their visibility to consumers searching for information and thereby improve traffic to their website. Although the Company has not generated any revenues to date from this website, the service is designed to generate revenue based on the number of consumer click-thought resulting from an advertiser's listing on the Healthsites.comT website. Directed to both consumers and practitioners, the website, www.Healthsites.com, was developed but not completed through fiscal 2000, and at December 31, 2001 the unamortized capitalized cost of this website was written off. Toward the end of fiscal year 2000, the company also began circulating a newsletter called, "Alternative Medicine Update", which was directed to chiropractors and contained health related information.
Management believed that this newsletter would yield revenue from subscription based and informational services once this program was fully implemented. However this program was not successful and was abandoned.

Industry Overview
-----------------

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

Business Strategy
-----------------

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

Plan of Operations
------------------

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

Business Combinations and Investments
-------------------------------------

The Company engaged in a strategy of developing business through business combinations, joint ventures or other investments in health-related Internet and non-Internet businesses. This strategy has not proved effective.

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

Results of Operations
---------------------

The Company generated revenues of $- for the three months ended March 31, 2002, compared with $4,200 in revenues for the three months ended March 31, 2001. The Company had a gross profit of $- for the three months ended March 31, 2002, compared with $4,200 for the three months ended March 31, 2001.

For the three months ended March 31, 2002, expenses totaled $17,977, compared with $404,687 for the three months ended March 31, 2001. Expenses included depreciation of $- and $895, respectively, for the three months ended March 31, 2002 and 2001. Expenses also included amortization of website costs of $5,075 and $62,783, respectively for the three months ended March 31, 2002 and 2001. Consulting fees include amortization of $222 and a write-off of unamortized consulting expense of $19,778 for the three months ended March 31, 2002, and amortization of $102,000 and a write-off of unamortized consulting expense of $125,000 for the three months ended March 31, 2001.

As a result, the Company suffered a net loss of $17,977 for the three months ended March 31, 2002, or $0.00 per share, compared with $400,487, or $0.05 per share, for the three months ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, the Company had a working capital deficit of $$683,334. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the three months ended March 31, 2002, the Company received proceeds in the amount of $5,760 through the receipt of monies advanced by officers and directors in the form of loans.

As a result of the financing and operational activities described above, for the three months ended March 31, 2002, cash at the end of the quarter was $10,368.

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

The Company's business model has relied in large part on Internet advertising and sponsorship activities which may not be effective or profitable marketing media. The Company's future is highly dependent on sustained use of the Internet as an advertising medium. The Company has relied almost exclusively on Burst! Media, L.L.C., the on-line property representation company, to provide it with advertising sales services. Demand and market acceptance for Internet advertising solutions are uncertain. Most of current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires acceptance of a new way of conducting business, exchanging information and advertising products and services. There can be no assurance that the market for Internet advertising will emerge or become sustainable. If the market for Internet advertising fails to develop sufficiently or rapidly enough, then the ability to generate advertising revenue would be materially adversely affected, causing a material adverse impact to the Company. To date our strategies in these areas have been unsuccessful. See Business Strategy.

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

During fiscal 2000, the Company discontinued its relationship with Facts and Comparisons, which became the subject of litigation. This litigation was settled in November 2001. See litigation.

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

On March 19, 2001 Dr. Vernon resigned his positions with the company, and new management has not pursued the original business strategies. Instead, new management has endeavored to settle litigation with creditors, reduce debt and to seek an operating company as a merger partner. There can be no assurance, however, that new management will be successful in these endeavors.

Presently, a relatively limited number of consumers use the websites. The Company may not be able to project accurately the rate or timing of increases, if any, in the use of its websites or to expand and upgrade, or afford to pay companies to expand and upgrade, systems and infrastructure to accommodate such increases.

The Company must continue to expand and adapt the network infrastructure to accommodate additional users, if any, increase transaction volumes if any, and changing consumer and customer requirements. Systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause users to instead use the on-line services of our competitors.

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

If Healthsites.comT is not successful, the business will suffer. The Healthsites.comT search engine service launched on March 23, 2000. Substantial resources have been expended to acquire the name "Healthsites.com" and to develop the website. Upon widespread commercial introduction, this program will not be able to satisfactorily perform all of the functions for which it is being designed or that it is not reliable or durable in extensive applications. Healthsites.com (TM) search engine service is relied upon to provide advertising revenues in the future. The inability to succeed in this regard will materially, adversely impact the business. As of December 31, 2001 and to date the development of this search engine was not completed and the unamortized capitalized cost of this property was written off. See Nature of Business.

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

The inability to protect adequately proprietary rights may harm the business. The Company relies on a combination of copyright, trademark and trade secret laws, non-disclosure and other contractual provisions to protect proprietary rights. Notwithstanding these safeguards, it may be possible for competitors to imitate corporate products and services or to develop independently non-infringing competing products and services. Such actions could materially and adversely affect the number of users of the websites, which would materially and adversely affect the business.

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


                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

Litigation
----------

In March 2001, the Company was named as a defendant in a lawsuit from a supplier alleging copyright infringement and nonpayment of amounts owed for services rendered. The case was styled Facts and Comparisons, a division of Lippincott, Williams, and Wilkins, Inc. v. GoHealth.MD, Inc. d/b/a www.healthmall.com, Computer Professional Enrichment Services, Marc Duey, and Lenny Vernon, O1 CV 1869 (S.D.N.Y. March 2001). The plaintiff sought damages amounting to $300,000. Management believed the claims lacked any merit whatsoever and vigorously defended against the action. Management firmly believed that it had not entered into any contract nor accepted any services in the amount asserted. However, management included the total amount claimed in accounts payable. The Company settled this lawsuit on November 30, 2001 by issuance of a note payable for $18,000 due September 1, 2002 in full settlement of this claim.

The Company was also named as a defendant in a lawsuit from another supplier, styled Luckysurf.com v. GoHealth.MD, Inc. d/b/a healthmall.com, L0191-01 (Sup. Ct. N.J. Camden Co. 2001).The amount asserted is $50,100. The complaint alleges nonpayment of amounts owed for services rendered. Management believes the claim lacks any merit whatsoever and plans to defend vigorously against the action. Nonetheless, management has included this amount in accounts payable as well. This action was settled on May 1, 2002, by issuance of a note payable for $25,000 due September 12, 2002. See subsequent events.

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


ITEM 5.   OTHER INFORMATION.

Changes in Officers and Directors
---------------------------------

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

The Board of Directors elected two replacement members and officers on April 4, 2001, consisting of Mr. David Reichman, President and director and Mr. Gary
L. Crooks, Vice Presient and director. Mr. Reichman, after a five year stay with American Express Company, moved on in 1975 to form his own private consulting practice specializing in tax representation and business management. Mr. Crooks is the managing director of a branch office of SAL Financial Services, Inc. Mr. Crooks has more than twenty-five years experience in the financial industry, a third of which was as a senior equity trader at Morgan Stanley.

Subsequent Events
-----------------

As indicated above in litigation, on May 1, 2002 the Company settled the lawsuit with Lucysurf.com by issuance of a note payable for $25,000 in full and complete settlement of this claim. This note is non interest bearing and is due on September 12, 2002. If the Company defaults on the payment of this note when due, and does not cure the default in 5 days, the plaintiff may apply to the Court to enter a judgement against the Company for $30,000 plus interest and costs.

On April 3, 2002 David Reichman, President and Director, and Gary Crooks Vice President and Director paid the Company $17,500 each which consisted of a loan to the Company for $24,000 and satisfaction of the amount due from officers and directors for the purchase of common stock for $11,000. The loan bears interest at 6% per annum and is due on demand.

Consulting Agreement
--------------------

On April 15, 2002 the Company entered in an agreement with a consultant for a one year term to provide advice and services with respect to public relations and any potential merger or acquisitions. Pursuant to this agreement the Company issued the consultant 500,000 shares of common stock and received a non interest bearing note due on demand for $15,000 from the consultant. Based on the closing market price of $.26 on the date of the agreement, the Company recorded consulting expense of $23,958 in the first quarter of 2002, and a writeoff of unamortized consulting expense of $91,042 based on the uncertainty of the ability of the Company to continue as a going concern.

Through May 15, 2002 $11,000 was collected on the note receivable from the consultant.


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

  (a)  Exhibits: None.

  (b) Current Reports of Form 8-K: The Company filed a report on Form 8-K regarding the change in officers and directors, as described in Item 5 above, on April 4, 2001.



                              GOHEALTH.MD, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOHEALTH.MD, INC.


Date:    May 20, 2002                   By:   /s/ William Hanna
     ----------------------                 -----------------------------
                                            William Hanna (CEO, Chairman,
                                            President, Principal Financial
                                            Officer, and Director)