Form 10QSB
period 2002-06-30
GOHEALTH MD INC
filed 2002-08-19
CIK 356590

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

At June 30, 2002, there were 14,579,603 shares of the Registrant's common stock outstanding, and Company had 647 shareholders of record.

                               TABLE OF CONTENTS
                             ---------------------

                                                                       PAGE

                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . 11




                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 24


ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 25


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 27


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 1.   FINANCIAL STATEMENTS

                              GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED BALANCE SHEETS



ASSETS                                                           June 30,     December 31,
------                                                             2002           2001
                                                               ____________   ____________
                                                               (Unaudited)     (Audited)
Current Assets
  Cash                                                         $      4,383   $     11,568
  Accounts receivable, net                                                -              -
  Domain names, available for sale, net of allowance
   for obsolescence of $41,568 at June 30, 2002
    and December 31, 2001                                                 -              -
                                                               ____________   ____________

          Total Current Assets                                        4,383         11,568

Furniture and equipment, net of accumulated depreciation
  and write-off of $13,112 at June 30, 2002
  and December 31, 2001                                                   -              -
Website costs, net of accumulated amortization of $249,916
  at June 30, 2002 and $239,766 at December 31, 2001,
  and writedowns of $220,834 at June 30, 2002 and
  December 31, 2001                                                  10,150         20,300
                                                               ____________   ____________

        TOTAL ASSETS                                           $     14,533   $     31,868
                                                               ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Notes payable                                                $    108,000   $     94,500
  Accounts payable                                                  329,113        473,849
  Accrued expenses                                                   57,308         77,191
  Accrued interest payable                                            4,160         18,474
  Due to related party                                                    -         17,986
  Due to officers and directors                                      24,000              -
                                                               ____________   ____________
        Total Liabilities                                           522,581        682,000
                                                               ____________   ____________

Stockholders' Equity (Deficit):
  Common stock ($.01 par value, 25,000,000 shares
    authorized, 13,779,117 shares issued and out-
    standing at June 30,2002 and 10,229,117
    at December 31, 2001                                            137,791        102,291
  Additional paid-in capital                                     13,062,554     12,432,409
  Due from directors and officers for purchase
    of common stock                                                       -        (11,000)
  Unamortized consulting expense, net of accumulated
    amortization and write-downs of $3,455,500 at
   June 30, 2002 and $3,325,500 at December 31, 2001                      -              -
  Retained earnings (deficit)                                   (13,708,393)   (13,173,832)
                                                               ____________   ____________
        Total Stockholders' Equity (Deficit)                       (508,048)      (650,132)
                                                               ____________   ____________

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                     $     14,533   $     31,868
                                                               ============   ============



The accompanying notes are an intergral part of these financial statements


                              GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)





                                           For the Three Months Ended      For the Six Months Ended
                                              June 30,   June 30,              June 30,  June 30,
                                                2002       2001                  2002      2001
                                           ____________   ____________   ____________   ____________


Sales:
  Advertising revenue                      $          -   $        176   $          -   $      4,376
                                           ____________   ____________   ____________   ____________
Gross Profit                                          -            176              -          4,376
                                           ____________   ____________   ____________   ____________

Gain on debt settlements                         53,241              -         53,241              -

Other Expenses:
  General and administrative                    266,575        139,007        277,647        194,408
  Website costs                                   5,075         22,784         10,150         85,567
  Advertising and promotion                           -          2,605              -          9,148
  Write-off of prepaid directors' fees
    and officers' compensation                  172,500        140,000        172,500        140,000
  Consulting fees                               123,485         10,000        123,485        287,000
  Interest expense, net                           2,190          2,993          4,020          5,953
                                           ____________   ____________   ____________   ____________
        Total Other Expenses                    569,825        317,389        587,802        722,076
                                           ____________   ____________   ____________   ____________

Net Loss                                       (516,584)      (317,213)      (534,561)      (717,700)
Bargain sale price on treasury
 stock                                                -         27,500              -         27,500
                                           ____________   ____________   ____________   ____________
Net Loss on Common Stock                   $   (516,584)  $   (344,713)  $   (534,561)  $   (745,200)
                                           ============   ============   ============   ============
Loss per Share:
  Basic and diluted loss per share         $      (0.05)  $      (0.04)  $      (0.05)  $      (0.09)
                                           ============   ============   ============   ============
  Basic and diluted common shares
    outstanding                              10,747,250      8,217,028     10,489,614      7,901,216
                                           ============   ============   ============   ============






The accompanying notes are an integral part of these financial statements



                              GOHEALTH.MD, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                         For the Six Months Ended
                                                                          June 30,       June 30,
                                                                            2002           2001
                                                                        ____________   ____________
Cash Flows from Operating Activities:
  Net loss on common stock                                              $   (534,561)  $   (745,200)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                            10,150        147,567
      Depreciation                                                                 -          1,791
      Provision for Bad Debts                                                      -          4,330
      Provision for Obsolescence-domain names                                      -         20,784
      Gain on debt settlements                                               (53,241)             -
      Value of services of officer contributed
        to paid-in capital                                                         -         36,000
      Bargain purchase price on treasury stock                                     -         27,500
      Issuance of stock and options for services                              59,161         47,333
      Issuance of stock for compensation of officers and directors           172,500         70,000
      Write-off of prepaid directors' and officers' compensation             172,500        140,000
      Write-off of note receivable - stockholder                                   -         10,000
      Write-off of prepaid accounting fees                                    45,000         25,667
      Write-off of consulting expense                                         91,042        125,000

  Changes in assets and liabilities:
    Decrease in accounts receivable                                                -             70
    Decrease in prepaid expenses                                                   -            941
    Decrease in deposits                                                           -            500
    Decrease in accounts payable                                              (3,873)        (4,989)
    Increase (decrease) in accrued expenses                                  (19,883)        46,116
    Increase in accrued interest payable                                       4,020          5,953
                                                                        ____________   ____________
        Net cash used in operating activities                                (57,185)       (40,637)
                                                                        ____________   ____________

Cash Flows from Investing Activities:
  Reduction in amounts due from officers and directors
     in exchange for liability to officers and directors                      11,000              -
                                                                        ____________   ____________
        Net cash provided by investing activities                             11,000              -
                                                                        ____________   ____________

Cash Flows from Financing Activities:
  Proceeds from amounts due to officers and
    directors                                                                 29,759              -
  Payments on amounts due to officers and directors                           (5,759)
  Proceeds from loan from related party                                            -         27,986
  Payments on loan from related party                                                        (5,000)
  Proceeds from collection of note receivable - stockholder                                  25,000
  Proceeds from collection of note receivable - consultant                    15,000

                                                                        ____________   ____________
        Net cash provided by financing activities                             39,000         47,986
                                                                        ____________   ____________

Net Increase (Decrease) in Cash (Carried Forward)                             (7,185)         7,349

Net Increase (Decrease) in Cash (Brought Forward)                       $     (7,185)  $      7,349

Cash, beginning of period                                                     11,568            599
                                                                        ____________   ____________

Cash, end of period                                                     $      4,383   $      7,948
                                                                        ============   ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                            $          -   $          -
                                                                        ============   ============
    Taxes                                                               $          -   $          -
                                                                        ============   ============

Supplemental Disclosure of Noncash Investing
  and Financing Activities:
    Value of consulting services exchanged for
      common stock and warrants to purchase
      common stock                                                      $          -   $     73,000
                                                                        ============   ============
   Sale of treasury stock for amounts
     due from directors and officers                                    $          -   $     11,000
                                                                        ============   ============
    Exchange of trade payables for notes upon
     settlements of litigation                                          $     99,100   $          -
                                                                        ============   ============
    Foregiveness of note payable to stockholder reclassified
     as additional paid in capital                                      $     50,000   $          -
                                                                        ============   ============
    Foregiveness of note payable to CEO reclassified
      as additional paid in capital                                     $      1,500   $          -
                                                                        ============   ============
    Reclassification of accrued interest payable on
      notes foregiven to additional paid in capital                     $     18,334   $          -
                                                                        ============   ============
    Extinguishment of amount due to related party
      in exchange for common stock                                      $     17,986   $          -
                                                                        ============   ============
    Reclassification of trade payables of consolidated entity
      toadditional paid in capital                                      $     22,622   $          -
                                                                        ============   ============


The accompanying notes are an intergral part of these financial statements


                              GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002




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

The merger was accounted for as a purchase. However, since the stockholders of GoHealth own approximately 81% of Nugget outstanding shares, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the company. This accounting treatment is in accordance with the Securities and Exchange Commission staffs? view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger. Concurrent with this transaction, Nugget Exploration changed its name to GoHealth.MD Inc.

As disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 2001, and to date, the Company has experienced significant operating losses, has a stockholders' deficit and negative working capital. Therefore, its ability to continue as a going concern is uncertain and is dependent upon its ability to raise additional financing to meet operating expenses, and its ability to negotiate settlements with creditors to reduce amounts owed to them, and to extend terms upon which they will be paid. It is uncertain if the Company will be successful in raising such financing or negotiating such settlements with its creditors. As discussed in Note 8, the Company has entered into an agreement dated August 6, 2002 for the purchase by an investor of approximately 16,000,000 shares of common stock of the Company for $500,000. See Note 8, Subsequent Events.

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

                              GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002
                                (Continued)




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

2.  INTERIM PRESENTATION

The December 31, 2001 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, the results of its operations for the three months and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

The statements of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of results for the full year The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. While the Company believes that thedisclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                              GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002
                                (Continued)



3.  STATEMENTS OF OPERATIONS

Directors' and officers' compensation of $172,500 for the three and six months ended June 30, 2002 is included in general and administrative expense. Accounting fees consist of amortization of prepaid accounting fees of $15,000 and a write-off of prepaid accounting fees of $45,000. Amortization of $5,075 and $10,150, respectively, for the three and six months ended June 30, 2002 is included in website costs. Consulting fees for the three and six months ended June 30, 2002 includes a write-off of unamortized consulting expense of $91,042.

Depreciation of $895 and $1,791, respectively for the three and six months ended June 30, 2001 is included in general and administrative expense. Provisions for bad debts and obsolescence of domain names of $4,330 and $20,784, respectively, for the three and six months ended June 30, 2001 are also included in general and administrative expense. Directors' and officers' compensation of $70,000 for the three and six months ended June 30, 2001 is included in general and administrative expense as well. Amortization of $22,783 and $45,567, respectively for the three and six months ended June 30, 2001 is included in website costs. Accounting fees, which is also included in general and administrative expense, consists of amortization of prepaid accounting fees of $2,333 and a write-off of prepaid accounting fees of $25,667 for the three and six months ended June 30, 2001. Consulting fees include amortization of unamortized consulting expense of $102,000 and a write-off of $125,000 for the six months ended June 30, 2001.


4.   NOTES PAYABLE

Notes payable comprising $65,000 are past due. To date, the Company has no knowledge of receipt of notices of default or for payment from the holders of these notes.


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

The amount due to officers and directors are due to David Reichman, President, director and a stockholder for $1,710, Gary Crooks, Vice President, director and a stockholder for $3,050, and William Hanna, CEO, director and stockholder for $1,000. These are non-interest bearing loans that are due on demand.
This amount was repaid in April, 2002 at which time an additional amount of $17,500 was paid to the Company by each of David Reichman and Gary Crooks, which consisted of a loan to the Company for $24,000 and satisfaction of the amount due from officers and directors for $11,000. The loan bears interest at 6% per annum.

On April 15, 2002 the Company entered into an agreement with a consultant for a one-year term to provide advice and services with respect to public relations, and any potential mergers or acquisitions. Pursuant to this agreement the Company issued the consultant 500,000 shares of common stock and received a non interest bearing note due on demand for $15,000 from the consultant. The Company recorded consulting expense of $23,958, based on the closing market price of its common stock on the date of the transaction, and a write-off of unamortized consulting expense of $91,042 due to the uncertainty of the ability of the Company to continue as going concern. The amount due on the note was collected by June 30, 2002.

                              GOHEALTH.MD, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002
                                 (Continued)



5.  STOCKHOLDER TRANSACTIONS (continued)
 On June 27, 2002, 25,000 shares of common stock was issued to a consultant for services rendered. The Company recorded consulting expense of $3,750 based upon the market price of the stock at that date.

On June 27, 2002, 75,000 shares of common stock was issued to a stockholder, and holder of a $50,000 note payable by the Company, in full satisfaction of this obligation as well as $7,685 of accrued interest payable thereon. The Company recorded additional paid in capital of $46,435 based upon the fact that such foregiveness of debt by a significant stockholder should be treated as a capital contribution.

On June 27, 2002, 250,000 shares of common stock was issued to the Chief Executive Officer of the Company in full satisfaction of the amount due to him which was recorded as due to related party of $17,986, a note payable to him of $1,500 and accrued interest due him of $1,561. The Company recorded a general and administrative expense of $16,453 arising from this transaction.


6.  LITIGATION

The Company was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this lawsuit and felt that no contract existed and service was not rendered for the asserted amount. Management, however, included the total amount in accounts payable. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded litigation settlement income of $34,100 arising from this agreement.

The Company is a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $4,298. Management has included this amount in accounts payable and is disputing the amount claimed.

The Company is a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. A judgment has been entered in this matter for $55,512.. Management plans to vigorously defend itself against this claim and alleges that no contract with this supplier existed. The Company has included this amount in accounts payable as well.

The Company is a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted is $9,675. Management has included this amount in accounts payable and is disputing the amount claimed.

The Company is a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted is $40,000. Management believes the suit is without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a non-interest bearing note payable to this plaintiff for the amount claimed, which was due on July 10, 2002. This amount has not been paid. See Note 4, Notes Payable.

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2002
                                 (Continued)



7.  OTHER MATTER

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


8.  SUBSEQUENT EVENTS

On August 6, 2002 the Company entered into an agreement with an investor for the purchase of approximately 16,000,000 shares of Company's common stock for $500,000. It is the intent of the parties to this agreement that after the closing of this transaction, the investor will own no less than fifty-one percent of the then issued and outstanding common stock of the Company, which will comprise a change in control of the Company. Pursuant to this agreement prior to the closing, which is expected to take place on or before September 30, 2002, the Company will file an amendment to its Articles of Incorporation with the State of Nevada to increase its authorized common stock to 35,000,000 shares. The agreement also provides that the Investor will have the right to appoint three persons to the Board of Directors of the Company, and that the Company will cause one of the three current board members to resign at the closing, and the terms of the two remaining current board members will be extended for a period of two years beyond the closing date.

The agreement includes various representations and warranties of the Company and the Investor including the representation that this Investor is an accredited investor under Rule 501 of the Securities Act of 1933 as amended, and that these shares will be acquired for investment purposes only without registration pursuant to exemptions contained in the Act. The Company warrants among other things that this transaction will not conflict with any agreements now existing with consultants or creditors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statements included elsewhere in this Report.


                           DESCRIPTION OF BUSINESS

Background
-----------

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

Nature of Business
-------------------

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

The Healthmall.com website focused on alternative healthcare with the following components: healthcare content on a wide variety of subjects, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, as well as alternative healthcare; and access to healthcare practitioner databases including chiropractors, massage therapists, naturopathic physicians, and medical physicians. As a long-term strategy, the Company sought to develop network affiliates, such as health and fitness websites, to provide easy access to the information and services offered on www.Healthmall.com to customers of affiliate websites. To date, the Company succeeded in establishing only two network affiliates. Management believed that it would benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com. Management believed that its would benefit from these affiliate relationships through broader exposure of its brand and higher volumes of traffic being driven to www.Healthmall.com. However these plans were unsuccessful.

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

Industry Overview
------------------

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

Business Strategy
------------------

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

The Company remains a development stage company, and as of December 31, 2001, and to date it had not conducted any significant operations. The Company's business focused on (I) operating health related Internet sites, (ii) operating health related Internet search engines; (iii) providing health related information to consumers and practitioners via the Internet, and to alternative health providers via a subscription based newsletter; and (iv) selling brand specific vitamins via the Internet.

Plan of Operations
-------------------

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

As indicated in Subsequent Events, however, the Company has entered into an agreement dated August 6, 2002 for the purchase by an investor of approximately 16,000,000 shares of common stock of the Company for $500,000. This transaction has not yet closed, and there can be no assurance that all conditions will be met by all parties to the transaction by the intended closing date. See Subsequent Events.

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

Business Combinations and Investments
--------------------------------------

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

Results of Operations
----------------------

The Company generated revenues of $- for the six months ended June 30, 2002, compared with $4,376 in revenues for the six months ended June 30, 2001. This reduction in revenue was due to complete lack of operations. The Company had a gross profit of $- for the six months ended June 30, 2002, compared with $4,376 for the six months ended June 30, 2001.

The Company generated revenues of $- and $- for the three months ended June 30, 2002 and 2001. The Company had a gross profit of $- and $- for the three months ended June 30, 2002 and 2001.

For the six months ended June 30, 2002, expenses totaled $587,802, compared with $722,076 for the six months ended June 30, 2001. Expenses decreased primarily as a result of decreased consulting fees as the Company sought to reduce debt and raise financing. For the three months ended June 30,2002 expenses totaled $569,825. Expenses totaled $317,389 for the three months ended June 30, 2001. The increase in expenses in the current quarter were the result of increased officers' and directors' compensation and increased consulting fees incurred in the current period. Expenses in the second quarter of 2002 included a writeoff of prepaid directors' and officers' compensation of $172,500. General and administrative expenses include depreciation of $- and $-, respectively, for the three and six months ended June 30, 2002 compared with $895 and $1,791 respectively, for the three and six months ended June 30, 2001.Directors' and officers' compensation of $172,500 for the three and six months ended June 30, 2002 is included in general and administrative expense as well. This expense was $70,000 for the three and six months ended June 30, 2001. In the three and six months ended June 30, 2001 provisions were recorded in general and administrative expense for bad debts of $4,330 and obsolescence of domain names of $20,784. These provisions are in accordance with management's policy of valuing such assets at lower of cost or net realizable value. Amortization of $5,075 and $10,150, respectively for the three and six months ended June 30, 2002 is included in website costs, compared to $22,783 and $45,567 for the comparable periods in 2001. Consulting fees include amortization of unamortized consulting expense of $23,958 and a writeoff of unamortized consulting expense of $91,042 for the three and six months ended June 30, 2002 compared with amortization of unamortized consulting expense of $102,000 and a writeoff of unamortized consulting expense of $125,000 for the six months ended June 30, 2001. Accounting fees, which are also included in general and administrative expense consists of amortization of prepaid accounting fees of $15,000 and a writeoff of prepaid accounting fees of $45,000 for the three and six months ended June 30, 2002 compared with $2,333 and $25,667 for the three and six months ended June 30, 2001.

As a result, of the above described transactions,the Company suffered a net loss of $516,584 for the three months ended June 30, 2002, or $0.05 per share, compared with a net loss of $344,713, or $0.04 per share, for the three months ended June 30, 2001.

Liquidity and Capital Resources
--------------------------------

As of June 30, 2002, the Company had a working capital deficit of $518,198. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations. However, as described in Subsequent Events, the Company has entered into an agreement with an investor for the purchase by the investor of approximately 16,000,000 shares of the Company's common stock for $500,000. This cash will be used for working capital needs. See Subsequent Events. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the six months ended June 30, 2002, the Company received net proceeds in the amount of $24,000 through the receipt of monies advanced by officers and directors in the form of loans.

As a result of the financing and operational activities described above, for the six months ended June 30, 2002, cash at the end of the quarter was $4,383.

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

The Company has a working capital deficit and will require additional financing which may not be available. The Company will need to obtain additional debt or equity financing to fund the costs of continuing operations, until achieving positive cash flow, if it ever can However, as described in Subsequent Events the Company has executed an agreement which has not yet closed whereby the Company will sell to an investor 16,000,000 shares of common stock for $500,000 which will be used for working capital purposes. If the Company is unable to satisfy its continuing capital requirements going forward, it may not be able to effectively compete in the marketplace or continue operations.

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

Consumers and the healthcare industry must accept the Internet as a source of healthcare content and services for our business model to be successful. To be successful, the Company must attract significant number of consumers as well as other participants in the healthcare industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. The Company's business model assumes that consumers will use healthcare information available on its network, that consumers will access important healthcare needs through electronic commerce using websites, and that local healthcare organizations will affiliate with the Company. This business model is not yet proven, and if unable to successfully implement the business model, the Company may not be able to continue our business. Through June 30, 2002 and to date this strategy has been unsuccessful.

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

There is a limited market for the Company's common stock. Currently only a limited trading market exists. The common stock trades on the OTC Bulletin Board under the symbol "GOMD. The Bulletin Board is a limited market and subject to substantially less restrictions and limitations in comparison to the NASDAQ National Market System. Any broker/dealer that makes a market in the stock or other person that buys or sells our stock could have a significant influence over its price at any given time. The Company can provide no assurance that the market in its common stock will be sustained. As a result, common stock holders may be unable to sell readily the stock held, if at all.

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

As a result, these stockholders are able to exercise significant influence, and in most cases control, over most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying, deterring or preventing a change in control that may otherwise be beneficial to investors. However, as indicated in Subsequent Events, the Company has entered into an agreement with an investor to sell to the investor approximately 16,000,000 shares of common stock of the Company for $500,000. This transaction has not yet closed. Upon closing it is the intent of the parties that this investor will own no less than 51% of the issued and outstanding common stock of the Company. This will comprise a change in control of the Company.

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

Litigation
-----------

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

The Company was also named as a defendant in a lawsuit from another supplier, styled Luckysurf.com v. GoHealth.MD, Inc. d/b/a healthmall.com, L0191-01 (Sup. Ct. N.J. Camden Co. 2001).The amount asserted was $50,100. The complaint alleged nonpayment of amounts owed for services rendered. Management believed the claim lacked any merit whatsoever and defended vigorously against the action. Nonetheless, management has included this amount in accounts payable as well. This action was settled on May 1, 2002, by issuance of a note payable for $25,000 due September 12, 2002.

The Company was named as a defendant in a lawsuit from another supplier, Sales Guides Inc. also alleging nonpayment of amounts owed for services rendered. The amount asserted is $4,298. Management has included this amount in accounts payable and is disputing the claim.


In July 2001 the Company was named as a defendant in a lawsuit from a supplier styled Freeride Media,com v. Gohealthmd.com and Dr. Leonard F. Vernon t/a
Gohealth.com, Docket No L218601 (Sup Ct. of NJ July 2001).   The lawsuit
alleges nonpayment of amounts owed for services rendered. The amount asserted is $54,712. Management believes this claim lacks any merit whatsoever and plans to defend vigorously against the action. Management was informed of the entry of a default judgement in the amount of $55,838.39. Management believes the service was not effectuated and plans to seek to vacate the judgement. Nonetheless, management has included this amount in accounts payable and is disputing the amount claimed.

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

In September, 2001, the Company was named as a defendant in a lawsuit styled Steven Goldberg v. GoHealth,MD Inc., Docket No. L-6096-01 (Sup. Ct. NJ Sept
2001),from a former consultant who alleges nonpayment of amounts owed, malicious prosecution, and other tortious misconduct. The amount asserted is $40,000. Management believes the matter is utterly without merit, and furthermore, has asserted affirmative defenses and also counterclaimed for damages and equitable relief against the plaintiff. However, management has included the total amount claimed in accounts payable. This liability was converted to a non interest bearing note payable to this individual due July 10, 2002. The amount has not been paid and is now in technical default.

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


ITEM 5.   OTHER INFORMATION.

Changes in Officers and Directors
----------------------------------

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

The Board of Directors elected two replacement members and officers on April 4, 2001, consisting of Mr. David Reichman, President and director and Mr. Gary
L. Crooks, Vice President and director. Mr. Reichman, after a five year stay with American Express Company, moved on in 1975 to form his own private consulting practice specializing in tax representation and business management. Mr. Crooks is the managing director of a branch office of SAL Financial Services, Inc. Mr. Crooks has more than twenty-five years experience in the financial industry, a third of which was as a senior equity trader at Morgan Stanley.

Stockholder transactions
-------------------------

The amount due to related party is a non-interest bearing loan payable on demand to William Hanna who is also the Chief Executive Officer, a director and stockholder of the Company.

The amount due to officers and directors are due to David Reichman, director and a stockholder for $1,710, Gary Crooks, Vice President, director and stockholder for $3,050, and William Hanna, CEO, director and stockholder for $1,000. These are non-interest bearing loans that are due on demand. This amount was repaid in April, 2002 at which time an additional amount of $17,500 was paid to the Company by each of David Reichman and Gary Crooks, which consisted of a loan to the Company for $24,000 and satisfaction of the amount due from officers and directors for $11,000. The loan bears interest at 6% per annum.

On June 27, 2002, 25,000 shares of common stock was issued to a consultant for services rendered. The Company recorded consulting expense of $3,750 based upon the market price of the stock at that date.

On June 27, 2002, 75,000 shares of common stock was issued to a stockholder, and holder of a $50,000 note payable by the Company, in full satisfaction of this obligation as well as $7,685 of accrued interest payable thereon. The Company recorded additional paid in capital of $46,435 based upon the fact that such foregiveness of debt by a significant stockholder should be treated as a capital contribution.

On June 27, 2002, 250,000 shares of common stock was issued to the Chief Executive Officer of the Company in full satisfaction of the amount due him which was recorded as due to related party of $17,986, a note payable to him of $1,500 and accrued interest due him of $1,561. The Company recorded a general and administrative expense of $16,453 arising from this transaction.

Consulting Agreement
---------------------

On April 15, 2002 the Company entered in an agreement with a consultant for a one year term to provide advice and services with respect to public relations and any potential merger or acquisitions. Pursuant to this agreement the Company issued the consultant 500,000 shares of common stock and received a non interest bearing note due on demand for $15,000 from the consultant.
Based on the closing market price of $.26 on the date of the agreement, the Company recorded consulting expense of $23,958 in the second quarter of 2002, and a write-off of unamortized consulting expense of $91,042 based on the uncertainty of the ability of the Company to continue as a going concern. The note was collected in full by June 30, 2002.

Subsequent Events
------------------

On August 6, 2002 the Company entered into an agreement with an investor for the purchase of approximately 16,000,000 shares of the Company's common stock for $500,000. It is the intent of the parties to this agreement that after the closing of the transaction, the investor will own no less than 51% of the then issued and outstanding common stock of the Company. This will comprise a change in control of the Company. Pursuant to this agreement prior to the closing, which is expected to take place on or before September 30, 2002, the Company will file an amendment to its Articles of Incorporation with the State of Nevada to increase its authorized common stock to 35,000,000 shares. The agreement also provides that the investor will have the right to appoint three persons to the Board of Directors of the Company, and that the Company will cause one of the three current board members to resign at the closing, and the terms of the two remaining current board members will be extended for a period of two years beyond the closing date.

The agreement includes various representations and warranties of the Company and the investor including the representation that this investor is an a accredited investor under Rule 501 of the Securities Act of 1933 as amended, and that these shares will be acquired for investment purposes only without registration pursuant to exemptions contained in the Act. The Company warrants among other things that this transaction will not conflict with any agreements now existing with consultants or creditors..


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed below:

     SEC Ref
     No.              Description
     -------          -----------

       10 Purchase Agreement For Common Stock dated August 6, 2002, among GOHEALTH.MD, INC. and UNITED HEALTH PARTNERS, LLC.


(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report.



                              GOHEALTH.MD, INC.

                                 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOHEALTH.MD, INC.


Date:   August 19, 2002                 By:   /s/ William Hanna
     ----------------------                 --------------------------------
                                            William Hanna (CEO, Chairman,
                                            Principal Financial, Officer,
                                            and Director)



  27