Form 10QSB
period 2002-09-30
GOHEALTH MD INC
filed 2002-11-19
CIK 356590

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: September 30, 2002

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . 12




                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . 25


ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 26


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 28


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

ITEM 1.   FINANCIAL STATEMENTS

                                  GOHEALTH.MD, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                             CONSOLIDATED BALANCE SHEETS


ASSETS                                                         September 30,  December 31,
------                                                             2002           2001
                                                               ____________   ____________
                                                                (Unaudited)     (Audited)
 Current Assets:
  Cash                                                         $      1,335   $     11,568
  Accounts receivable, net                                           -              -
  Domain names, available for sale, net of allowance
  for obsolescence of $41,568 at September 30, 2002
  and December 31, 2001                                              -              -
                                                               ____________   ____________
        Total Current Assets                                          1,335         11,568

Furniture and equipment, net of accumulated depreciation
  and write-off of $13,112 at September 30, 2002
  and December 31, 2001                                              -              -
Website costs, net of accumulated amortization of $254,991
  at September 30, 2002 and $239,766 at December 31, 2001,
  and writedowns of $220,834 at September 30, 2002 and
  December 31, 2001                                                   5,075         20,300
                                                               ____________   ____________

        TOTAL ASSETS                                           $      6,410   $     31,868
                                                               ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
  Notes payable                                                $    113,000   $     94,500
  Accounts payable                                                  330,758        473,849
  Accrued expenses                                                   72,293         77,191
  Accrued interest payable                                            6,160         18,474
  Due to related party                                               -              17,986
  Due to officers and directors                                      24,000         -
                                                               ____________   ____________
        Total Liabilities                                           546,211        682,000
                                                               ____________   ____________

Stockholders' Equity (Deficit):
  Common stock ($.01 par value, 25,000,000 shares
    authorized, 13,779,117 shares issued and out-
    standing at September 30,2002 and 10,229,117
    at December 31, 2001                                            137,791        102,291
  Additional paid-in capital                                     13,062,554     12,432,409
  Due from directors and officers for purchase
    of common stock                                                  -             (11,000)
  Unamortized consulting expense, net of accumulated
    amortization and write-downs of $3,455,500 at
   September 30, 2002 and $3,325,500 at December 31, 2001            -              -
  Retained earnings (deficit)                                   (13,740,146)   (13,173,832)
                                                               ____________   ____________
        Total Stockholders' Equity (Deficit)                       (539,801)      (650,132)
                                                               ____________   ____________

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                     $      6,410   $     31,868
                                                               ============   ============



_______________________________________________________

The accompanying notes are an intergral part of these financial statements

                                       GOHEALTH.MD, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)



                                        For the Three Months Ended      For the Nine Months Ended
                                       September 30,   September 30,    September 30,  September 30,
                                           2002            2001            2002            2001
                                        ____________   ____________     ____________   ___________
Sales:
  Advertising revenue                   $     -        $        115     $     -        $     4,491
                                        ____________   ____________     ____________   ___________
Gross Profit                                  -                 115           -              4,491

Gain (loss) on debt settlements              (5,000)         -                48,241        -

Other Expenses:
  General and administrative                  19,678         25,565          297,325       219,973
  Website costs                                5,075         22,784           15,225       108,351
  Advertising and promotion                   -              -                -              9,148
  Write-off of prepaid directors' fees
    and officers' compensation                -              -               172,500       140,000
  Consulting fees                             -             (30,000)         123,485       257,000
  Interest expense, net                        2,000          3,026            6,020         8,979
                                        ____________   ____________     ____________   ___________
        Total Other Expenses                  26,753         21,375          614,555       743,451
                                        ____________   ____________     ____________   ___________
Net Loss                                     (31,753)       (21,260)        (566,314)     (738,960)
Bargain sale price on treasury
 stock                                        -              -                -             27,500

Net Loss on Common Stock                $    (31,753)  $    (21,260)    $   (566,314)  $  (766,460)
                                        ============   ============     ============   ===========
Loss per Share:
  Basic and diluted loss per share      $     ( 0.00)  $     ( 0.00)    $      (0.05)  $     (0.09)
                                        ============   ============     ============   ===========
  Basic and diluted weighted average
   common shares outstanding              13,779,117     10,229,117       11,585,227     8,685,711
                                        ============   ============     ============   ===========


_______________________________________________________

The accompanying notes are an integral part of these financial statements

                                         GOHEALTH.MD, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)



                                                                             For the Nine Months Ended
                                                                            September 30,  September 30,
                                                                                2002           2001
                                                                            ____________   ____________
Cash Flows from Operating Activities:
  Net loss on common stock                                                  $   (566,314)  $   (766,460)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Amortization                                                                15,225        170,350
      Depreciation                                                                -               2,686
      Provision for Bad Debts                                                     -               4,330
      Provision for Obsolescence-domain names                                     -              20,784
      Net gains on settlement of debts                                           (48,241)        -
      Value of services of officer contributed
        to paid-in capital                                                        -              36,000
      Bargain purchase price on treasury stock                                    -              27,500
      Issuance of stock and options for services                                  59,161         47,333
      Issuance of stock for compensation of officers and directors               172,500         70,000
      Write-off of prepaid directors' and officers' compensation                 172,500        140,000
      Write-off of note receivable - stockholder                                  -              10,000
      Write-off of prepaid accounting fees                                        45,000         25,667
      Write-off of consulting expense                                             91,042        125,000
      Cancellation of due from directors and officers for purchase
        of common stock for services rendered                                     11,000

  Changes in assets and liabilities:
    Decrease in accounts receivable                                               -                  70
    Decrease in prepaid expenses                                                  -                 941
    Decrease in deposits                                                          -                 500
    Increase (decrease) in accounts payable                                       (2,228)        39,771
    Increase (decrease) in accrued expenses                                       (4,898)        20,532
    Increase in accrued interest payable                                           6,020          8,979
                                                                            ____________   ____________
        Net cash used in operating activities                                    (49,233)       (16,017)
                                                                            ____________   ____________

Cash Flows from Investing Activities:
                                                                                  -              -
                                                                            ____________   ____________
        Net cash provided by investing activities                                 -              -
                                                                            ____________   ____________

Cash Flows from Financing Activities:
  Proceeds of loans from officers and directors                                   29,759
  Payments on amounts due to officers and directors                               (5,759)
  Proceeds of loan from related party                                             -              27,986
  Payments on loan from related party                                             -              (5,000)
  Proceeds from collection of note receivable - stockholder                       -              25,000
  Proceeds from collection of note receivable - consultant                        15,000
                                                                            ____________   ____________
        Net cash provided by financing activities                                 39,000         47,986
                                                                            ____________   ____________

Net Increase (Decrease) in Cash (Carried Forward)                                (10,233)        31,969

                                                                                    (Continued)

_______________________________________________________

                                         GOHEALTH.MD, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                             For the Nine Months Ended
                                                                            September 30,  September 30,
                                                                                2002           2001
                                                                            ____________   ____________

Net Increase (Decrease) in Cash (Brought Forward)                           $    (10,233)  $     31,969

Cash, beginning of period                                                         11,568            599
                                                                            ____________   ____________

Cash, end of period                                                         $      1,335   $     32,568
                                                                            ============   ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                $     -        $     -
                                                                            ============   ============
    Taxes                                                                   $     -        $     -
                                                                            ============   ============
Supplemental Disclosure of Noncash Investing
  and Financing Activities:
    Value of consulting services exchanged for
      common stock and warrants to purchase
      common stock                                                          $     -        $     73,000
                                                                            ============   ============
   Sale of treasury stock for amounts
     due from directors and officers                                        $     -        $     11,000
                                                                            ============   ============
    Exchange of trade payables for notes upon
     settlements of litigation                                              $     99,100   $     -
                                                                            ============   ============
    Foregiveness of note payable to stockholder reclassified
     as additional paid in capital                                          $     50,000   $     -
                                                                            ============   ============
    Foregiveness of note payable to CEO reclassified
      as additional paid in capital                                         $      1,500   $     -
                                                                            ============   ============
    Reclassification of accrued interest payable on
      notes foregiven to additional paid in capital                         $     18,334   $     -
                                                                            ============   ============
    Extinguishment of amount due to related party
      in exchange for common stock                                          $     17,986   $     -
                                                                            ============   ============
    Reclassification of trade payables of consolidated entity
      to additional paid in capital                                         $     22,622   $     -
                                                                            ============   ============



_______________________________________________________

The accompanying notes are an intergral part of these financial statements

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002


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

                               SEPTEMBER 30, 2002
                                  (Continued)


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


2.  INTERIM PRESENTATION

The December 31, 2001 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, the results of its operations for the three months and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

The statements of operations for the three months and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results for the full year

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

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

                               GOHEALTH.MD, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


3.  STATEMENTS OF OPERATIONS

Directors' and officers' compensation of $172,500 for the nine months ended September 30, 2002 is included in general and administrative expense. Accounting fees, which are also included in general and administrative expense, consist of amortization of prepaid accounting fees of $15,000 and a write-off of prepaid accounting fees of $45,000. Amortization of $5,075 and $15,225, respectively, for the three and nine months ended September 30, 2002 is included in website costs. Consulting fees for the nine months ended September 30, 2002 includes a write-off of unamortized consulting expense of $91,042.

Depreciation of $895 and $2,686, respectively for the three and nine months ended September 30, 2001 is included in general and administrative expense. Provisions for bad debts and obsolescence of domain names of $4,330 and $20,784, respectively, for the nine months ended September 30, 2001 are also included in general and administrative expense. Directors' and officers' compensation of $70,000 for the nine months ended September 30, 2001 is included in general and administrative expense as well. Amortization of $22,784 and $45,567, respectively for the three and nine months ended September 30, 2001 is included in website costs. Accounting fees, which is also included in general and administrative expense, consists of amortization of prepaid accounting fees of $2,333 and a write-off of prepaid accounting fees of $25,667 for the nine months ended September 30, 2001. Consulting fees include amortization of unamortized consulting expense of $102,000 and a write-off of unamortized consulting expense of $125,000 for the nine months ended June 30, 2001.


4.   NOTES PAYABLE

Notes payable are all past due. To date, the Company has no knowledge of receipt of notices of default or for payment from the holders of these notes except for the amount due to Luckysurf.com, a supplier, the details of which are explained in Note 6, Litigation.


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

The amount due to officers and directors are due to David Reichman, President, director and a stockholder for $1,709, Gary Crooks, Vice President, director and a stockholder for $3,050, and William Hanna, CEO, director and stockholder for $1,000. These loans, which totaled $5,759 and were originally provided to the Company during March, 2002, were repaid during April of 2002, at which time an additional total amount of $35,000, of which $17,500 was provided to the Company by each of David Reichman and Millennium Consulting Services, Inc., which was comprised of a loan to the Company for $24,000 and satisfaction of the amounts previously due from officers and directors of $11,000 for their purchases of common stock. The loan bears interest at 6% per annum.

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

                               SEPTEMBER 30, 2002


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


6.  LITIGATION

The Company was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this lawsuit and felt that no contract existed and service was not rendered for the asserted amount. Management, however, included the total amount in accounts payable. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded gain on debt settlement of $34,100 arising from this agreement in the three months ended June 30, 2002. The Company defaulted on this note, has not paid it to date, and has received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company has adjusted the gain it recorded in the prior quarter by $5,000 during the three months ended September 30, 2002, and has recorded interest expense at 6% in the three months ended September 30, 2002 from May 1, 2002, the date of the settlement, pending the outcome of this matter.

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

                               SEPTEMBER 30, 2002


7.  OTHER MATTERS

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

On August 6, 2002 the Company entered into an agreement with an investor for the purchase of approximately 16,000,000 shares of Company's common stock for $500,000. It was the intent of the parties to this agreement that after the closing of this transaction, the investor would own no less than fifty-one percent of the then issued and outstanding common stock of the Company, which would comprise a change in control of the Company. Pursuant to this agreement prior to the closing, which was expected to take place on or before September 30, 2002, the Company agreed to file an amendment to its Articles of Incorporation with the State of Nevada to increase its authorized common stock to 35,000,000 shares. The agreement also provided that the Investor would have the right to appoint three persons to the Board of Directors of the Company, and that the Company would cause one of the three current board members to resign at the closing, and the terms of the two remaining current board members would be extended for a period of two years beyond the closing date.

The agreement included various representations and warranties of the Company and the Investor including the representation that this Investor was an accredited investor under Rule 501 of the Securities Act of 1933 as amended, and that these shares would be acquired for investment purposes only without registration pursuant to exemptions contained in the Act. The Company warranted among other things that this transaction would not conflict with any agreements now existing with consultants or creditors.

On September 30, 2002 the Investor verbally requested a four-month postponement of the closing date of this transaction and indicated that the request would be made formally in writing by October 30, 2002. The Company indicated that they would consider this request once the written request was received.


8.  SUBSEQUENT EVENTS

On November 5, 2002, the CEO reported to the Board of Directors that a written request had not been received from the Investor indicated in the above-described agreement, (see Note 7), and efforts to contact the Investor were unsuccessful. The Board of Directors, therefore, voted unanimously to terminate the August 6, 2002 agreement with this Investor.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statements included elsewhere in this Report.


                           DESCRIPTION OF BUSINESS

Background
- -----------

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

Nature of Business
- -------------------

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

Industry Overview
- ------------------

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

Business Strategy
- ------------------

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

Plan of Operations
- -------------------

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

The August 6, 2002 agreement with an Investor which was reported in our Form 10-QSB for the quarter ended June 30, 2002, whereby the Investor had agreed to purchase approximately 16,000,000 shares of the Company was terminated by the Board of Directors on November 5, 2002. See Subsequent Events.

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

Business Combinations and Investments
- --------------------------------------

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

Results of Operations
- ----------------------

The Company generated revenues of $- for the nine months ended September 30, 2002, compared with $4,491 in revenues for the nine months ended September 30, 2001. This reduction in revenue was due to complete lack of operations. The Company had a gross profit of $- for the nine months ended September 30, 2002, compared with $4,491 for the nine months ended September 30, 2001.

The Company generated revenues of $- and $115 for the three months ended September 30, 2002 and 2001. The Company had a gross profit of $- and $115 for the three months ended September 30, 2002 and 2001.

For the nine months ended September 30, 2002, expenses totaled $614,555, compared with $743,451 for the nine months ended September 30, 2001. Expenses decreased primarily as a result of decreased consulting fees as the Company sought to reduce debt and raise financing. For the three months ended September 30, 2002 expenses totaled $26,753. Expenses totaled $21,375 for the three months ended September 30, 2001. The increase in expenses in the current quarter resulted from increased consulting fees incurred in the current period, which arose from the fact that in the current period of 2001 there was a reduction of consulting fees from the return of monies paid to a consultant. Expenses for the nine months ended September 30, 2002 include a writeoff of prepaid directors' and officers' compensation of $172,500.
General and administrative expenses include depreciation of $- and $-, respectively, for the three and nine months ended September 30, 2002 compared with $895 and $2,686 respectively, for the three and nine months ended September 30, 2001. Directors' and officers' compensation of $- and $172,500 for the three and nine months ended September 30, 2002 is included in general and administrative expense as well. This expense was $- and $70,000 for the three and nine months ended June 30, 2001. In the three and nine months ended September 30, 2001 provisions were recorded in general and administrative expense for bad debts of $- and $4,330 and obsolescence of domain names of $- and $20,784. These provisions are in accordance with management's policy of valuing such assets at lower of cost or net realizable value. Amortization of $5,075 and $15,225, respectively for the three and nine months ended September 30, 2002 is included in website costs, compared to $22,784 and $45,567 for the comparable periods in 2001. Consulting fees include amortization of unamortized consulting expense of $- and $- for the three and nine months ended September 30, 2002, and a writeoff of unamortized consulting expense of $- and $91,042 for the three and nine months ended September 30, 2002 compared with amortization of unamortized consulting expense of $- and $102,000 for the three months and nine months ended September 30, 2001, and a writeoff of unamortized consulting expense of $- and $125,000 for the three and nine months ended September 30, 2001. Accounting fees, which are also included in general and administrative expense consist of amortization of prepaid accounting fees of $15,000 and a writeoff of prepaid accounting fees of $45,000 for the nine months ended September 30, 2002 compared with $2,333 and $25,667 for the nine months ended June 30, 2001.

As a result, of the above described transactions, the Company suffered a net loss of $31,753 for the three months ended September 30, 2002, or $0.00 per share, compared with a net loss of $21,260,, or $0.00 per share, for the three months ended June 30, 2001.

Liquidity and Capital Resources
- --------------------------------

As of September 30, 2002, the Company had a working capital deficit of $544,876. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the nine months ended September 30, 2002, the Company received net proceeds in the amount of $24,000 through the receipt of monies advanced by officers and directors in the form of loans.

As a result of the financing and operational activities described above, for the nine months ended September 30, 2002, cash at the end of the quarter was $1,335.

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

                          PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

Litigation
- -----------

In March 2001, the Company was named as a defendant in a lawsuit from a supplier alleging copyright infringement and nonpayment of amounts owed for services rendered. The case was styled Facts and Comparisons, a division of Lippincott, Williams, and Wilkins, Inc. v. GoHealth.MD, Inc. d/b/a www.healthmall.com, Computer Professional Enrichment Services, Marc Duey, and Lenny Vernon, O1 CV 1869 (S.D.N.Y. March 2001). The plaintiff sought damages amounting to $300,000. Management believed the claims lacked any merit whatsoever and vigorously defended against the action. Management firmly believed that it had not entered into any contract nor accepted any services in the amount asserted. However, management included the total amount claimed in accounts payable. The Company settled this lawsuit on November 30, 2001 by issuance of a note payable for $18,000 due September 1, 2002 in full settlement of this claim. This note has not been paid and is in default.

The Company was also named as a defendant in a lawsuit from another supplier, styled Luckysurf.com v. GoHealth.MD, Inc. d/b/a healthmall.com, L0191-01 (Sup. Ct. N.J. Camden Co. 2001).The amount asserted was $50,100. The complaint alleged nonpayment of amounts owed for services rendered. Management believed the claim lacked any merit whatsoever and defended vigorously against the action. Nonetheless, management has included this amount in accounts payable as well. This action was settled on May 1, 2002, by issuance of a note payable for $25,000 due September 12, 2002. This note has not been paid and in default. The Company has received a notice of motion from the plaintiff dated October 22, 2002, seeking entry of a judgement for $30,000 plus interest effective December 6, 2002.

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

In September, 2001, the Company was named as a defendant in a lawsuit styled Steven Goldberg v. GoHealth.MD, Inc., Docket No. L-6096-01 (Sup. Ct. NJ Sept
2001),from a former consultant who alleges nonpayment of amounts owed, malicious prosecution, and other tortious misconduct. The amount asserted is $40,000. Management believes the matter is utterly without merit, and furthermore, has asserted affirmative defenses and also counterclaimed for damages and equitable relief against the plaintiff. However, management has included the total amount claimed in accounts payable. This liability was converted to a non interest bearing note payable to this individual due July 10, 2002. The amount has not been paid and is now in technical default.

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


ITEM 5.   OTHER INFORMATION.

Changes in Officers and Directors
- ----------------------------------

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

Stockholder transactions
- -------------------------

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

Consulting Agreement
- ---------------------

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

Other Matter
- -------------

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

On September 30, 2002 the Investor verbally requested a four-month postponment of the closing date of this transaction and indicated that the request would be made formally in writing by October 30, 2002. The Company indicated that it would consider this request upon receipt of the written request.

Subsequent Events
- ------------------

On November 5, 2002, the Chief Executive Officer of the Company reported to the Board of Directors that a written request had not been received from the Investor indicated in the above-described agreement, (See Other Matter), and efforts to contact the Investor were unsuccessful. Based on this information, the Board of Directors voted unanimously to terminate the August 6, 2002 agreement with this Investor.


ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

(a) Exhibits: No exhibits are required to be attached by Item 601 of Regulation S-B.

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


Date:   November 15, 2002                By:   /s/ William Hanna
     ----------------------                 --------------------------------
                                            William Hanna (CEO, Chairman,
                                            Principal Financial, Officer,
                                            and Director)



  28