Form 10KSB
period 2002-12-31
GOHEALTH MD INC
filed 2003-05-08
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2002.

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
(State or other jurisdiction of                            (I.R.S. employer
  incorporation or orgnization)                            identification no.)

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of voting stock held by non-affiliates of the small business issuer, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on May 1, 2003 was .$551,165.

At December 31, 2002 there were 13,779,117 shares of the Registrant's common stock outstanding, and Company had 678 shareholders of record.

PART I

Item 1.  DESCRIPTION OF BUSINESS

Background

On July 24, 1980, Western Exploration and Mining Company was incorporated under the laws of the State of Nevada. On February 5, 1981, the name was changed to Nugget Exploration, Inc. This entity had a wholly owned subsidiary, Nugget Holding Co.

On February 23, 1999, GoHealth.MD, Inc. ("GoHealth"), was incorporated under the laws of the State of Delaware. On November 10, 1999, Nugget Holding Company merged into GoHealth (the "Merger"). As a result of the Merger, GoHealth became a wholly-owned subsidiary of Nugget Exploration, Inc. Pursuant to the Merger, the shareholders of the Company received 81% of the outstanding common stock of Nugget Exploration, Inc. The accounting year was subsequently changed to the calendar year from a May 31st fiscal year. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. (the "Company").

Nature of Business

For the year ended December 31, 1999, the Company did not conduct any significant business. After conducting the Merger, the Company engaged in developing its business model throughout the year ended December 31, 2000.

On April 20, 2000, the Company entered into a consulting agreement with Joel Johnston under which the Company agreed to pay Mr. Johnston $7,800 per month for website development services rendered beginning on February 1, 2000, and extending indefinitely until canceled by either of the parties upon two days written notice. Also pursuant to this agreement, the Company issued 25,000 shares of its common stock to Mr. Johnston and agreed to issue to Mr. Johnston an additional 25,000 shares of common stock on each of June 1, 2000, July 1, 2000, October 1, 2000, November 1, 2000, December 1, 2000, January 1, 2001, and February 1, 2001, provided that the consulting agreement had not been terminated by either party prior to the applicable date. The contract was cancelled at the end of 2000, after having issued 75,000 shares to this consultant. In January 2002, this consultant was engaged for a separate assignment and was issued 25,000 shares for these services. The company recorded consulting expense $3,750. for this work.

In November 1999, the Company hired independent contractor, Stephen Goldberg, to perform administrative services. He received approximately $109,000 annually. The contract has not yet been renewed and the new board began negotiations regarding renewal of the contract in the first quarter of 2001. These negotiations were not completed. See Legal Proceedings.

During the year 2002, the Company entered into a letter of intent with United Health Partners, but due to their inability to perform within the terms and Agreement setforth therein, the Board on or about November 8, 2002, unanimously voted to terminate the Agreement.

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

Item 3.  LEGAL PROCEEDINGS.

The following legal proceedings were initiated against, and resolved by judgment, due to the Company not having adequate working capital to resolve each, either by providing a proper legal defense or by negotiation.

Luckysurf                       v. GoHealth-judgment against GoHealth.$30,000.
Facts & Comparisons             v. GoHealth-judgment against GoHealth.$18,000.
Free Ride                       v. GoHealth-Judgment against GoHealth.$56,000.
Sales Guides, Inc               v. GoHealth-judgment against GoHealth.$ 5,000.
Steve Goldberg                  v. GoHealth-judgment against GoHealth.$40,000.
Creditor's Adjustment Bur.      v. GoHealth-Judgment against GoHealth.$ 9,213.
 (Assigned by AllAdvantage.Com)

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders for the year ended December 31, 2001.

No matters were submitted to a vote of security holders for the year ended December 31, 2002.

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

                                                      High             Low

Period Ended December 31, 2001
          First Quarter                             $  0.8125       $  0.0625
          Second Quarter                            $  0.1563       $  0.0300
          Third Quarter                             $  0.3700       $  0.0700
          Fourth Quarter                            $  0.0900       $  0.0400

Period Ended December 31, 2002
             First Quarter                          $    0.15       $   0.012
             Second Quarter                         $    0.44       $   0.072
             Third Quarter                          $    0.25       $    0.00
             Fourth Quarter                         $    0.12       $    0.00

At December 31, 2002, the average of the closing bid and asked price for the Company's common stock as reported by the NASD Bulletin Board was $0.0700. As of December 31, 2002, the Company had approximately 678 shareholders of record.

The Company has never paid a cash dividend on its common stock. The Company has a policy to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Registered Securities;
Capitalization

The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.01 per share. The Company had 13,779,117 shares which were issued and outstanding at December 31, 2002.

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

Shares were registered in the SB-2 filed in January 2000 and amended through June 2000. Shares registered in the offering included:

     Shares issuable upon exercise of warrants       839,500

     Shares issuable upon exercise of options        456,000

     Common Shares                                 1,090,000

     Total shares registered:                      2,385,500

     Shares outstanding after the offering:        5,845,113

Many option holders became selling shareholders under the Registration Statement. The Selling Shareholders were as follows:

Name                        Shares of Common        Shares        Shares      Pct.
                            Before Offering         Offered       After
MCOM Management                       683,000(1)      683,000            0     *
 Corp.

MCM Stork Fund                        100,000         100,000            0     *
 LP

Carribean                              20,000          20,000            0     *
 Communications

Neil Messina                           10,000          10,000            0     *

Cindy Dolgin                           10,000          10,000            0     *

Gerald Golub                           10,000          10,000            0     *

June Morfit                             5,000           5,000            0     *

Alfred Molina                           5,000           5,000            0     *

Robin Villani                           5,000           5,000            0     *

Michael Fazio                           2,000           2,000            0     *

Thomas Butterfield                      5,000           5,000            0     *
 Inc.

Jeffrey Morfit                         20,000          20,000            0     *

Sandra Vernon                         200,000       2,000,000    1,800,000     30.5%

Prometrics                            250,000(2)      250,000            0     *
Consulting Inc.

Martin Ciner                           20,000(3)       24,000        4,000     *

Michael Marks                          15,000          23,000        8,000     *

Scott Hankinson                        60,000(3)       68,000        8,000     *

Marketing Manag.                       15,000(3)       19,000        4,000     *
Prof.

Joseph McGowen                         15,000(3)       19,000        4,000     *

Robert Lipinski                        50,000(3)       54,000        4,000     *

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

Overview

The Company was duly incorporated under the laws of the State of Nevada on July 24, 1980. On November 10, 1999, the Company's wholly-owned subsidiary, Nugget Holding Company, merged into GoHealth.MD Inc. ("GoHealth"), a Delaware corporation, (the "Merger"). Prior to the Merger, the Company had no operations and sought to consummate a business combination with another company that had operations. As a result of the Merger, GoHealth became the Company's wholly-owned subsidiary, and the shareholders GoHealth received 81% of the Company's outstanding common stock.

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

Business Strategy

The Company's primary objective is to identify, and negotiate with a business target(s) for the merger of that entity(ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market..

Plan of Operations

The Company's primary objective is to identify, and negotiate with a business target(s) for the merger of that entity (ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market. However, since inception on February 23, 1999, and through December 31, 2002, the Company has sustained losses totaling $13,736,272. It has a working capital deficit at December 31, 2002 of $535,927, and revenue generated from advertising and sales of domain names have totaled only $49,462.

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

Critical Accounting Policies and Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures included elsewhere in this Form 10-KSB are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to inventory valuation, impairment of tangible and intangible assets if applicable, accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments used in the preparation of the consolidated financial statements.

We value domain names available for sale as well as the carrying value of websites and investments at the lower of cost or market, or net realizable value, and write down the value of these assets for estimated amounts considered unmarketable or excessive based upon our estimates of recoverability. To the extent actual marketability or realizablity differs from management's estimates, additional writedowns would be required.

Results of Operations

For the year ended December 31, 2002 the Company had total revenue Of $-0-, compared with $4,491 for the year ended December 31, 2001. For the year ended December 31, 2002 the Company had a net loss of $562,440 or $0.05 per share, compared with a net loss of $612,939 or $0.07 per share for the year ended December 31, 2001 For the year ended December 31, 2000, the Company had total revenues of $43,491, compared with $1,380 for the year ended December 31, 1999. For the year ended December 31, 2000, the Company had a net loss of $ 11,156,343, or $2.21 per share, compared with a net loss of $1,404,550, or $0.34 per share, for the year ended December 31, 1999.

For the year ended December 31, 2002 expenses totaled $610,681 compared with $871,930 for the year ended December 31, 2001. The decrease in expenses was due to the reduction in consulting fees, advertising, website costs, writedowns, and a general overall lack of operations.

For the year ended December 31, 2000, expenses totaled $10,756,384, compared with $596,520 for the year ended December 31, 1999. The increase in expenses was due to the increase in consulting expenses to increase capital and devise a profitable business strategy, advertising expenses to create brand recognition, write downs for Internet expenses and unwinding of proposed mergers, and operational development costs. In addition the Company incurred a charge of $150,000 for writing down website costs and $1,942,000 for the establishment of a reserve for impairment of investments. Certain charges occurred inconnection with conversion features of warrants and common stock.

Management believes that the losses occurred because of the development and redirection of the Company and the untested revenue models associated with registering domain names and providing a portal of content from which to derive advertising and syndication revenues. Management feels that it has been faced with a deteriorating economy and adverse business conditions in the Internet industry as well as other industries it may try to enter. It plans to continue to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing, including mergers with other operating companies. In this respect it is seeking to serve as vehicle for an operating company to enter into a reverse merger or similar transaction with the Company and thereby enable such private company to emerge as a public entity.

Liquidity and Capital Resources

Since its inception on February 23, 1999, and through December 31, 2002, the Company has sustained losses totaling $13,736,272. It has a working capital deficit at December 31, 2002 of $535,927. Since inception, the Company has financed operations primarily through private equity financing.

In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or that will be able to obtain the necessary funds to continue to operate.

During 2002 the Company used $62,623 in operating activites, and $52,435 was provided by financing activities primarily from proceeds from loans from officers and collections of notes receivable. As a result of the foregoing cash decreased by $10,188 for the year ended December 31, 2002

For the year ended December 31, 2001, cash increased $10,969 due to proceeds of loans from related parties, collections of notes receivable and note payable issuances, which were offset by cash used in operations of $50,017.

RISK FACTORS

Investment in the Company's securities involves a high degree of risk. The Company's business strategy may not be successful. It commenced Internet operations with the www.Healthmall.com website in November 1999 and for the period ended December 31, 2000, generated only minimal revenues, and this strategy was not successful. The risks and difficulties faced included the ability to: attract an audience of users to the Internet-based consumer healthcare network; increase brand awareness; offer compelling on-line content, services and e-commerce opportunities; attract a large number of advertisers who desire to reach users; respond effectively to the offerings of competitive providers of healthcare information on the Internet; continue to develop and upgrade technology; and attract, retain and motivate qualified personnel.

The Company depended on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions and was unsuccessful in this strategy. There can be no assurance that the current business strategy of seeking a merger with a target Company or targets will be successful.

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

The Company has a working capital deficit and capital requirements will require additional financing which may not be available. The Company will need to obtain additional debt or equity financing to fund the costs of continuing operations until achieving positive cash flow. The Company has no current commitments or arrangements for additional financing and there can be no assurance that any additional debt or equity financing will be available to us on acceptable terms, or at all. If the Company is unable to satisfy its capital requirements, it may not be able to effectively compete in the marketplace or continue operations.

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

        The Registrant has no Operating History, Revenue and Only Minimal
        Assets.

        The Registrant has had no operating history nor any revenues or earnings from operations for immediate past year. The Registrant has no significant assets or financial resources. The Registrant will, in all likelihood, incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Registrant incurring a net operating loss which will increase continuously until the Registrant can consummate a business combination with a target company. There can be no assurance that the Registrant will be able to identify such a target company and consummate such a business combination on acceptable terms or that it will derive any benefit from the net operating loss.

        The Nature of the Registrant's Proposed Operations are Speculative in Nature.

        The success of the Registrant's proposed plan of operation will depend to a great extent on the operations, financial condition, and management of any identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Registrant will be able to identify a candidate satisfying such criteria. In the event the Registrant completes a business combination, of which there can be no assurance, the success of the Registrant's operations will be dependent upon management of the target company and numerous other factors beyond the Registrant's control.

        Possibilities for Business Opportunities and Combinations are Scarce, and the Registrant Faces Competition from Other Entities.

        The Registrant is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Registrant. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than the Registrant and, consequently, the Registrant will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Registrant will also compete with numerous other small public companies in seeking merger or acquisition candidates.

        The Registrant has no Agreement for a Business Combination or Other Transaction and the Registrant has not Set Any Objective Standards For a Business Combination.

        The Registrant has no current arrangement, agreement, or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Registrant will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Registrant. There can be no assurance that the Registrant will be able to negotiate a business combination on terms favorable to the Registrant. The Registrant has not established a specific length of operating history or a specified level of earnings, assets, net worth, or other criteria which it will require a target company opportunity to have achieved, or without which the Registrant would not consider a business combination with such business entity. Accordingly, the Registrant may enter into a business combination with a business entity having losses, limited or no potential for earnings, limited assets, no significant operating history, negative net worth, or other negative characteristics.

        Current Management Devotes Limited Time to the Registrant.

        While seeking a business combination, management anticipates devoting time on a best efforts basis to the business of the Registrant. The Registrant's officers are: Mr. William Hanna, Chairman & C.E.O., Mr. David Reichman, President and Mr. Gary Crooks, Vice President, none of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

        Current Management have Interests in Businesses that May Compete with the Registrant.

        The Registrant's officers and directors participate in other business ventures which may compete directly with the Registrant. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that the Registrant will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        Reporting Requirements May Delay or Preclude Acquisition.

        Section 13 of the Exchange Act requires public companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

        The Registrant has no Market Research or Marketing Information Regarding the Availability of Merger Candidates.

        The Registrant has not conducted, nor have others made available to it, market research indicating demand exists for the transactions contemplated by the Registrant. Even in the event demand exists for a merger or acquisition of the type contemplated by the Registrant, there can be no assurance the Registrant will be successful in completing any such business combination.

        The Registrant Could Suffer from a Lack Of Diversification in its Business Activities.

        The Registrant's proposed operations, even if successful, will, at least in the short term and in all likelihood in the long term, result in the Registrant engaging in a business combination with only one business opportunity. Consequently, the Registrant's activities will be limited to those engaged in by the business opportunity which the Registrant merges with or acquires. The Registrant's inability to diversify its activities into a number of areas may subject the Registrant to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Registrant's operations.

        A Business Combination Likely Will Result in a Change in Control and Management.

        A business combination involving the issuance of the Registrant's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Registrant. Any such business combination may require shareholders of the Registrant to sell or transfer all or a portion of the Registrant's common stock held by them. The resulting change in control of the Registrant likely will result in removal of the present officers and directors of the Registrant and a corresponding reduction in or elimination of their participation in the future affairs of the Registrant.

        A Business Combination Likely Will Result in a Reduction Of Percentage Share Ownership.

        The Registrant's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Registrant's issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Registrant would result in reduction in percentage of shares owned by the present shareholders of the Registrant and most likely would result in a change in control or management of the Registrant.

        A Business Combination Could Result in Tax Consequences for the Registrant's Shareholders.

        Federal and state tax consequences, in all likelihood, will be major considerations in any business combination the Registrant may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Registrant intends to structure any business combination so as to minimize the federal and state tax consequences to both the Registrant and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction or their respective shareholders.

        The SEC's Requirement Of Audited Financial Statements May Disqualify Business Opportunities.

        Management of the Registrant will request that any potential business opportunity provide audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Registrant rather than incur the burdens associated with preparing audited financial statements. In such case, the Registrant may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

The Company's independent auditors have indicated in their independent auditor's report that the financial condition of the Company, the working capital deficit and shareholder deficit, and the lack of adequate capital may pose a substantial question of the ability of the Company to continue as a going concern. See independent auditor's report accompanying our financial statemtents annexed hereto as an Exhibit.

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

Item 7.  FINANCIAL STATEMENTS.

See financial statements beginning on page F-1, herein.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent accountants on accounting or financial disclosure.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors, their respective ages and their positions as of December 31, 2002 and 2001 were as follows:

Name                   Age           Position(s) and Office(s)
----                   ---           -------------------------

William Hanna           58     Chairman, CEO, Treasurer and Director

David Reichman          58     President, Secretary and Director

Gary Crooks             52     Vice President and Director

The executive officers and directors, their respective ages and their positions as of December 31, 2000 were as follows:

Name                    Age    Position(s) and Office(s)
----                    ---    -------------------------

Dr. Leonard F. Vernon   46     Chairman, CEO President,
                               Treasurer and Director

William D. Hanna        56     Vice President, Assistant Secretary
                               and Director

Kevin O'Donnell         53     Secretary

Dr. Leonard F. Vernon, served as chairperson, chief executive officer, president, treasurer and a director of the Company from November 10, 1999 to March 19, 2001, when he resigned to pursue more actively his medical practice Dr. Vernon is the husband of Sandra Vernon, the Company's largest shareholder. Dr. Vernon has managed and maintained a private practice of chiropractic for over 20 years. He is licensed to practice chiropractic in New Jersey, Delaware and Pennsylvania. From 1990 to 1999, Dr. Vernon was the President and Chairman of Imaging Management Associates, Inc., a Colorado corporation, which operated diagnostic imaging centers. In 1983, Dr. Vernon received a disciplinary action by the New Jersey State Board of Medical Examiners in which he was given an 18-month suspension of his license, 30 days of which were to be active with a monetary penalty of $3000. Dr. Vernon failed to perform the required community service and pay the fine and the suspension was imposed for a full 18 months. This disciplinary action was taken after the determination that Dr. Vernon's application to the Educational Commission of Foreign Medical Graduates was misleading. Dr. Vernon currently possesses an unrestricted license to practice chiropractic in the New Jersey, Pennsylvania and Delaware and there is no pending disciplinary action against him in any of the states in which he is licensed.

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

Kevin O'Donnell became the Company's secretary on November 10, 1999 in connection with the Merger. Mr. O'Donnell was a director and secretary of GoHealth.MD Inc., a Delaware corporation, which is now operated as our wholly-owned subsidiary as a result of the Merger. Mr. O'Donnell is a 1976 graduate of Rutgers University (B.A. Political Science). From 1978 to 1990, he was employed by

Burlington Industries as an operations manager and then as Northeast Regional Sales and Marketing Manager. From 1990 through 1998, Mr. O'Donnell served as a Director and/or Director of Operations of Imaging Management Associates, Inc, a Colorado corporation, which operated outpatient diagnostic imaging centers. Subsequent to the fiscal year end, the Board of Directors elected two replacement members on April 4, 2001, consisting of Mr. David Reichman and Mr. Gary L. Crooks. Mr. Reichman, after a five year stay with American Express Company, moved on in 1975 to form his own private consulting practice specializing in tax representation and business management. Mr. Crooks was the managing director of a branch office of SAL Financial Services, Inc. Mr. Crooks has more than twenty-five years experience in the financial industry, a third of which were as a senior equity trader at Morgan Stanley.

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

Item 10. EXECUTIVE COMPENSATION.

The following tables set forth information with respect to the compensation received for year ended December 31, 2002 by the President and other most highly compensated individuals. No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2002, 2001.

                            Principal             Fiscal         Salary        Bonus     Stock       Undrlyg.
Name                        Position               Year                                  Optns       Amount
Dr. Leonard F. Vernon,      Pres. & C.E.O.                       36,000.(1)     -0-        -0-        -0-
William Hanna               Chairman & C.E.O.       2001         70,000.(2)     -0-        -0-        -0-

David Reichman,             President               2001         70,000.(2)     -0-        -0-        -0-
Gary Crooks,                Vice President          2001         70,000.(2)     -0-        -0-        -0-

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2001.

     (1) No cash compensation was received. The indicated amount is the value of services received from Leonard F. Vernon as President for the period of January 1st through March 19, 2001, when he resigned as an officer and director. This was recorded as additional paid in capital.

     (2) No cash compensation was received. The indicated amount is the amount recorded by the Company for the value at the date of issue of 1 million shares of restricted common stock received by the officer/director as compensation for services for the year.

                            Principal               Fiscal       Salary        Bonus     Stock       Undrlyg.
Name                        Position                Year                                 Optns       Amount
William Hanna               Chairman & C.E.O.        2002       150,000.(3)     -0-        -0-        -0-

David Reichman,             President                2002        97,500.(4)     -0-        -0-        -0-

Gary Crooks,                Vice President           2002        97,500.(4)     -0-        -0-        -0-

     (3) No cash compensation was received. The indicated amount is the amount recorded by the Company for the value at the date of issue of 1 million shares of restricted common stock received by the officer/director as compensation for services for the year.

     (4) No cash compensation was received. The indicated amount is the amount recorded by the Company for the value at the date of issue of 650,000 shares of restricted common stock received by the officer/director as compensation for services for the year.

STOCK OPTIONS GRANTED

Name                  No. of Shares    Pct. of Total      Exercise   Expiration
                      of underlying    options granted    Price      Date
                      common stock     to employees

Fiscal 1999

William Hanna                115,000          50          $   0.15    2/23/06

Kevin O'Donnell              115,000          50          $   0.15    2/23/06

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
2051 Springdale Road
Cherry Hill, NJ 08003

David Reichman
148 Madison Avenue-14th Floor
New York, N.Y 10016

Gary Crooks
10329 185th Street South
Boca Raton, Florida 33498

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

For the year ended December 31, 1999, the Company has obtained a total of $38,000 pursuant to three working capital loans from William Hanna Consultants, Inc., an entity controlled by William Hanna, one of our officers and directors. All of these notes are unsecured, require all interest and principal be repaid in one lump sum upon demand, and bear 5% interest per annum. A $25,000 April 26, 1999 Note was due to be repaid on May 26, 1999, and was extended indefinitely. No additional consideration was tendered for this indefinite extension. A $10,000 Note dated March 29, 1999, was repaid in full on January 20, 2000. The interest on this Note was waived by Mr. Hanna. A $3,000 Note dated May 2, 1999 matures on May 2, 2000. The Company has not made any payments of interest or principal on the April 26, 1999 Note or the May 2, 1999 Note. Another loan was made after fiscal 2000. On March 30, 2001, Mr. Hanna provided a non-interest bearing demand loan to the Company of $27,986. See notes to financial statements regarding subsequent events. All monies due to Mr. Hanna have been forgiven in exchange for common stock issued on or about June 27, 2002.

Sandra Vernon, Company's largest stockholder and wife of the fiscal 2000 president and director, Dr. Leonard Vernon, extended an unsecured loan to the Company due on January 3, 2000, with interest accrued at 10% per annum, in an original amount of $75,000. The outstanding balance in the amount of $56,800 was forgiven by the stockholder and reclassified to additional paid in capital.

Michael Marks, a stockholder, extended an unsecured loan in the amount of $25,000, with interest accrued at 5% per annum, which was due on August 31, 2000.

Kevin O'Donnell, a stockholder, extended an unsecured loan in the amount of $50,000, with interest accrued at 10% per annum, which was due December 29, 2000. This note has been discharged by exchange and issuance of 75,000 shares of common stock on or about June 27, 2002.

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

                                     PART IV

Item 14  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures ( as defined in Exchange Act Rules 240.13(a)-14(c) and 15(d)-14(c)) as of a date within 90 days before the filing date of this annual report. Based on that evaluation, he have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we performed this evaluation.

Item 15  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GOHEALTH.MD, INC.

Date:    April 14, 2003             By:   /s/ William Hanna
                                          William Hanna (CEO,
                                          Chairman,
                                          Principal Financial
                                          Officer, and Director)

REPORTS ON FORM 8-K

The Company did not file any a report on Form 8-K during the fourth quarter of fiscal 2002.

EXHIBIT
NO.           DESCRIPTION
99.1          Report of Independent Auditor

                                  CERTIFICATION

I, WILLIAM HANNA, certify that:

1-I have reviewed this annual report on FORM 10-KSB of GoHealth. Md, Inc.:

2-Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3-Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4-The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5-The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6-The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: April 14, 2003

/s/ William Hanna
--------------------------------------------------------------------------------
Chairman and Chief Executive Officer