Form 10QSB
period 2003-03-31
GOHEALTH MD INC
filed 2003-05-15
CIK 356590

FORM 10-QSB FOR MARCH 31, 2002
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                            Telephone: (212)684-6028

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

At March 31, 2003, there were 13,779,117 shares of the Registrant's common stock outstanding, and Company had 678 shareholders of record.

================================================================================

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

Nature of Business

For the quarter ending March 31, 2003, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through March 31, 2003, the Company has sustained losses totaling $13,741,094. It has a working capital deficit at March 31, 3002 of $540,749, and revenue generated from advertising and sales of domain names have totaled only $49,462.
In order to continue to finance operations the Company will need To continue to receive funds from the exercise of options and warrants, through other equity or debt financing or through Successfully negotiating a merger with an operating company. There can be no assurance that the Company will continue to receive any proceeds from these sources or that a merger candidate can be identified and an agreement negotiated.

Critical Accounting Policies and Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures included elsewhere in this Form 10-KSB are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to inventory valuation, impairment of tangible and intangible assets if applicable, accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments used in the preparation of the consolidated financial statements.

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

Results of Operations

The Company generated revenues of $-0- for the three months ended March 31, 2003, and $-0- in revenues for the three months ended March 31, 2002. The Company had a gross profit of $-0- for the three months ended March 31, 2003, and $-0- for the three months ended March 31, 2002.

For the three months ended March 31, 2003, expenses totaled $4,822 compared with $17,977 for the three months ended March 31, 2002. Expenses included depreciation of $-0- for the three months ended March 31, 2003 and 2002. Expenses also included amortization of website costs of $-0- and $5,075, respectively for the three months ended March 31, 2003 and 2002. The reduction in general and administrative expense of $8,073 for the three months ended March 31, 2003 compared to the same period ended March 31, 2002 was primarily to due reduced expenses to meet reporting requirements of a public company.

As a result, the Company suffered a net loss of $4,822 for the three months ended March 31, 2003, or $0.00 per share, compared with $17,977 or $0.00 per share, for the three months ended March 31, 2002.

Liquidity and Capital Resources

As of March 31, 2003, the Company had a working capital deficit of $540,749. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the three months ended March 31, 2003, the Company received proceeds in the amount of $500 through the receipt of monies advanced by officers and directors in the form of loans..

As a result of the financing and operational activities described above, for the three months ended March 31, 2003, cash at the end of the quarter was $1,380..

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

The Company has a working capital deficit and will require additional financing which may not be available. The Company will need to obtain additional debt or equity financing to fund the costs of continuing operations until achieving positive cash flow, if it ever can.

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

        Current Management Devotes Limited Time to the Registrant.

        While seeking a business combination, management anticipates devoting time on a best efforts basis to the business of the Registrant. The Registrant's officers are: Mr. William Hanna, Chairman & C.E.O., Mr. David Reichman, President& Secretary, and Mr. Gary Crooks, Vice President, none of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

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

The Company's independent auditors have indicated in their independent auditor's report for the years ended December 31, 2002 and 2001 that the financial condition of the Company, the working capital deficit and shareholder deficit, and the lack of adequate capital may pose a substantial question of the ability of the Company to continue as a going concern. See financial statements. There can be no assurance that any capital raising efforts, or the operations of the Company, will improve the financial condition or prospects of the Company, or that the Company will continue as a going concern, or that the independent auditors will not have a similar qualification in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer /Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

Item 1. Litigation

Luckysurf.com v GoHealth..judgement against Company , $30,000.
Facts and Comparisons v. GoHealth..judgement against Company $18,000.
Free Ride Media v. GoHealth..judgement against Company %55,512.
Sales Guides v. GoHealth..judgement against Company $5,000.
Steve Goldberg v. GoHealth..judgement against Company $40,000.
Creditors Adjustment Bueau (assignee of All Advangtage) v. GoHealth..judgement against Company $9,213.

All of the above legal proceedings were completed as indicated. The Company is not aware of any other legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

     N/A

Item 3. Defaults Upon Senior Securities.

     N/A

Item 4. Submission of Matters to a Vote of Security Holders

     N/A

Item 5. Other Information

Subsequent Events

Subsequent to March 31, 2003, a director and principal stockholder advanced the Company $21,384 to enable the Company to pay certain liabilities which were requied to obtain the services needed to meet its reporting requirements, as well as an additional $10,000 for normal and recurring obligations.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits: None.

(b)Current Reports of Form 8-K: The Company filed no current reports on Form
8-K.

GOHEALTH.MD, INC.
SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOHEALTH.MD, INC.

Date: MAY 12,2003            By:   /s/ William Hanna
                                           William Hanna (CEO, Chairman,
                                           Principal Financial Officer, and
                                           Director)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER/
                           PRINCIPAL FINANCIAL OFFICER
                              OF GOHEALTH..MD, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William Hanna, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GoHealth.MD, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003
                                      /s/ William Hanna
                                      --------------------------------
                                      William Hanna
                                      CEO, Chairman/Principal Financial Officer
                                      and Director

                                GOHEALTH.MD, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                        March 31,     December 31,
                                                          2003            2002
                                                      ------------    ------------
                                                       (Unaudited)     (Audited)
ASSETS

Current Assets:
  Cash                                                $      1,380    $      1,380
                                                      ------------    ------------
      Total Current Assets                                   1,380           1,380

                                                      ------------    ------------

      TOTAL ASSETS                                    $      1,380    $      1,380
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                       $    113,000    $    113,000
  Accounts payable                                         331,392         331,892
  Accrued expenses                                          60,985          57,986
  Accrued interest payable                                   9,817           7,994
  Due to related party                                       1,200           1,200
  Due to officers and directors                             25,735          25,235
                                                      ------------    ------------
      Total Liabilities                                    542,129         537,307
                                                      ------------    ------------

Stockholders' Equity (Deficit):
  Common stock ($.01 par value, 25,000,000 shares
   authorized, 13,779,117 shares issued and out-
   standing at March 31, 2003 and December 31, 2002        137,791         137,791
  Additional paid-in capital                            13,062,554      13,062,554
  Retained earnings (deficit)                          (13,741,094)    (13,736,272)
                                                      ------------    ------------
      Total Stockholders' Equity (Deficit)                (540,749)       (535,927)
                                                      ------------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                               $      1,380    $      1,380
                                                      ============    ============

----------
The accompanying notes are an intergral part of these financial statements

                                GOHEALTH.MD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months Ended
                                                        March 31,       March 31,
                                                           2003           2002
                                                      -------------   -------------
  Revenues                                            $           -   $           -
                                                      -------------   -------------

Gross Profit                                                      -               -
                                                      -------------   -------------

Other Expenses:
  General and administrative                                  2,999          11,072
  Website costs                                                   -           5,075
  Consulting fees                                                 -               -
  Interest expense                                            1,823           1,830
                                                      -------------   -------------
      Total Other Expenses                                    4,822          17,977
                                                      -------------   -------------

Net Loss                                              $      (4,822)  $     (17,977)
                                                      =============   =============

Loss per Share:
  Basic and diluted loss per share                    $           -   $           -
                                                      =============   =============
  Basic and diluted common shares
   outstanding                                           13,779,117      10,229,117
                                                      =============   =============

----------
The accompanying notes are an intergral part of these financial statements

                                GOHEALTH.MD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Three Months Ended
                                                                                  March 31,      March 31,
                                                                                    2003            2002
                                                                                ------------    ------------
Cash Flows from Operating Activities:
  Net loss                                                                      $     (4,822)   $    (17,977)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization                                                                           -           5,075

  Changes in assets and liabilities:
    Decrease in accounts payable                                                        (500)         (3,013)
    Increase in accrued expenses                                                       2,999           7,125
    Increase in accrued interest payable                                               1,823           1,830
                                                                                ------------    ------------
      Net cash used in operating activities                                             (500)         (6,960)
                                                                                ------------    ------------

Cash Flows from Financing Activities:
  Proceeds from amounts due to officers and directors                                    500           5,760
  Proceeds from loan from related party                                                    -               -
                                                                                ------------    ------------
      Net cash provided by financing activities                                          500           5,760
                                                                                ------------    ------------

Net Increase (Decrease) in Cash                                                            -          (1,200)

Cash, beginning of period                                                              1,380          11,568
                                                                                ------------    ------------

Cash, end of period                                                             $      1,380    $     10,368
                                                                                ============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                    $          -    $          -
                                                                                ============    ============
    Taxes                                                                       $          -    $          -
                                                                                ============    ============

----------
The accompanying notes are an intergral part of these financial statements

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

GoHealth.MD, Inc. ("GoHealth" or "Company"), was incorporated under the laws of the State of Delaware on February 23, 1999. The Company was formerly engaged in the Internet advertising industry, but never achieved operations. The Company is now attempting to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company could provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

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

The merger was accounted for as a purchase. However, since the stockholders of GoHealth own approximately 81% of Nugget outstanding shares, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the company. This accounting treatment is in accordance with the Securities and Exchange Commission staff's view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger. Concurrent with this transaction, Nugget Exploration changed its name to GoHealth.MD Inc.

As disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 2002, and to date, the Company has experienced significant operating losses, has a stockholders' deficit and negative working capital. Therefore, its ability to continue as a going concern is uncertain and is dependent upon its ability to raise additional financing to meet operating expenses, and its ability to negotiate settlements with creditors to reduce amounts owed to them, and to extend terms upon which they will be paid. It is uncertain if the Company will be successful in raising such financing or negotiating such settlements with its creditors.

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share," and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

2. INTERIM PRESENTATION

The December 31, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002.

The statements of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results for the full year

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

3.  LITIGATION

The Company was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. This lawsuit was settled on May 1, 2002 for a note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date, and received a notice of a motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company has recorded accrued interest expense at 6% per annum on this $30,000 amount.

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Continued)

3. LITIGATION (continued)

The Company was a defendant in a lawsuit from another supplier, that was settled by execution of a note payable for $18,000 that was due on September 1, 2002. The note remains unpaid. Accrued interest payable at 6% per annum has been recorded on this note since it's due date pursuant to the terms of this note. A judgment has been entered for the face amount of the note payable.

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $5,000 and management has included this amount in accounts payable.

The Company was a defendant in a lawsuit from a fourth supplier that also alleged nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable as well.

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675 a judgment was entered for $9,213, and management has included this amount in accounts payable.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded accrued interest payable at 7% per annum. A judgment has been entered for the amount asserted.

4. SUBSEQUENT EVENTS

Subsequent to March 31, 2003 a director and principal stockholder advanced the Company $21,384 to enable the Company to pay certain liabilities which were required in order to obtain the services needed to meet it's reporting requirements as a public Company, and $10,000 to pay normal and recurring obligations.