Form 10QSB
period 2003-06-30
GOHEALTH MD INC
filed 2003-07-18
CIK 356590

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

At June 30, 2003, there were 17,879,117 shares of the Registrant's common stock outstanding, and Company had 678 shareholders of record.

================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes to the statements included elsewhere in this Report.

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

Nature of Business

For the quarter ending June 30, 2003, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through June 30, 2003, the Company has sustained losses totaling $13,746,682. It has a working capital deficit at June 30, 2003 of $504,512, and revenue generated from advertising and sales of domain names have totaled only $49,462.

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

Critical Accounting Policies and Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as disclosures included elsewhere in this Form 10-QSB are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. On an on-going basis, we evaluate the estimates used, including those related to inventory valuation, impairment of tangible and intangible assets if applicable, accruals, contingencies and litigation. We base our estimates on historical experience, current conditions and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identifying and assessing our accounting treatment with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments used in the preparation of the consolidated financial statements.

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

Results of Operations

The Company generated revenues of $-0- for the three months and six months ended June 30, 2003, and $-0- in revenues for the three months and six months ended June 30, 2002. The Company had a gross profit of $-0- for the three and six months ended June 30, 2003 and 2002 respectively.

For the three months ended June 30, 2003 expenses totaled $5,588 compared with $569,825 for the three months ended June 30, 2002. Expenses included amortization of website costs of $-0- and $5,075, respectively for the three months ended June 30, 2003 and 2002. The reduction in expenses overall are due to the total lack of operations for the three and six months ended June 30, 2003 compared to the similar periods in 2002, and the overall reduction in directors' and officers' compensation and consulting fees. Expenses for the three and six months ended June 30, 2003 were incurred to meet the reporting and filing requirements of a public company.

As a result of the foregoing, the Company suffered a net loss of $5,588 and $10,410 respectively, for the three months and six months ended June 30, 2003 or or $0.00 per share, and $516,584 and $534,561 respectively for the three and six months ended June 30, 2002 or $0.05 per share.

Liquidity and Capital Resources

As of June 30, 2003, the Company had a working capital deficit of $504,512. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the six months ended June 30, 2003, the Company received proceeds in the amount of $500 through the receipt of monies advanced by officers and directors in the form of loans. Also, during the three months ended June 30, 2003 the Company issued 4.1 million shares to the CEO, President and Director, in exchange for his payment of $41,385 of accounts payable and accrued expenses of the Company.

As a result of the financing and operational activities described above, for the six months ended June 30, 2003, cash at the end of the quarter was $1,380.

RISK FACTORS

Investment in the Company's securities involves a high degree of risk.

Success in obtaining additional funding will determine the ability to continue and expand operations. There can be no assurance that the Company will ever achieve or sustain profitability or that operating losses will not increase in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and accompanying unaudited financial statements.

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

        Current Management Devotes Limited Time to the Registrant.

        While seeking a business combination, management anticipates devoting time on a best efforts basis to the business of the Registrant. The Registrant's officers are: Mr. David Reichman, Chairman, C.E.O. and President, Mr. Gary Crooks, Vice President, and Mr. Anthony Fiordalisi, Vice President and Secretary, none of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

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

PART II. OTHER INFORMATION

ITEM 1. LITIGATION

Luckysurf.com v GoHealth.., $30,000.
Facts and Comparisons v. GoHealth..$18,000.
Free Ride Media v. GoHealth..%55,512.
Sales Guides v. GoHealth..judgement against Company $4,352.
Steve Goldberg v. GoHealth..$40,000.
Creditors Adjustment Bureau (assignee of All Advangtage) v. GoHealth $9,213.

All of the above legal proceedings except for Sales Guides Media which has obtained a judgement in the amount indicated are still pending. The Company is not aware of any other legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As indicated above in liquidity and capital resources the Company issued to David Reichman, CEO President and Chairman of the Board, 4.1 million shares of common stock in exchange for his payment of $41,385 in obligations on behalf of the Company, thereby enabling the Company to meet its reporting obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

On May 22, 2003 William Hanna, Chairman of the Board of Directors, CEO and Principal Financial Officer and a director, resigned from those positions and was replaced by David Reichman, who was President of the Company and a director.

Also appointed to the Board of Directors on that date was Anthony Fiordalisi, who was also appointed Vice President and Secretary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None.

(b) Current Reports of Form 8-K: The Company filed no current reports on Form
8-K.

GOHEALTH.MD, INC.
SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOHEALTH.MD, INC.

Date: July 18, 2003             By:    /s/ David Reichman
                                           --------------------------------
                                           David Reichman (CEO, Chairman,
                                           Principal Financial Officer, and
                                           Director)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER/
                           PRINCIPAL FINANCIAL OFFICER
                              OF GOHEALTH.MD, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, David Reichman, certify that:

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

Date: July 18, 2003
                                      /s/ David Reichman
                                      -----------------------------------------
                                      David Reichman
                                      CEO, Chairman/Principal Financial Officer
                                      and Director

                                GOHEALTH.MD, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,        December 31,
                                                           2003               2002
                                                       -------------      ------------
                                                        (Unaudited)        (Audited)
ASSETS

Current Assets:
  Cash                                                 $       1,380      $      1,380
                                                       -------------      ------------
        Total Current Assets                           $       1,380      $      1,380
                                                       -------------      ------------
        TOTAL ASSETS                                   $       1,380      $      1,380
                                                       =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                        $     113,000      $    113,000
  Accounts payable                                           330,833           331,892
  Accrued expenses                                            23,484            57,986
  Accrued interest payable                                    11,640             7,994
  Due to related party                                         1,200             1,200
  Due to officers and directors                               25,735            25,235
                                                       -------------      ------------
        Total Current Liabilities                            505,892           537,307
                                                       -------------      ------------

Stockholders' Equity (Deficit):
  Common stock ($.01 par value, 25,000,000 shares
   authorized, 17,879,117 shares issued and
   outstanding at June 30, 2003 and 13,779,117
   at December 31, 2002                                      178,791           137,791
  Additional paid-in capital                              13,063,379        13,062,554
  Retained earnings (deficit)                            (13,746,682)      (13,736,272)
                                                       -------------      ------------
        Total Stockholders' Equity (Deficit)                (504,512)         (535,927)
                                                       -------------      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                              $       1,380      $      1,380
                                                       =============      ============

The accompanying notes are an integral part of these financial statements

                                GOHEALTH.MD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three Months Ended       For the Six Months Ended
                                        -----------------------------   ------------------------------
                                          June 30,         June 30,       June 30,          June 30,
                                            2003             2002           2003              2002
                                        -------------    ------------   ------------     -------------
Revenues                                $           -    $          -   $          -     $           -
                                        -------------    ------------   ------------     -------------

Cost of Revenues                                    -               -              -                 -
                                        -------------    ------------   ------------     -------------

Gross Profit                                        -               -              -                 -
                                        -------------    ------------   ------------     -------------

Litigation Settlement Income                        -          53,241              -            53,241
                                        -------------    ------------   ------------     -------------

Other Expenses:
  General and administrative                    3,766         266,575          6,765           277,647
  Website costs                                                 5,075                           10,150
  Write-off of prepaid directors' fees
   and officers' compensation                                 172,500                          172,500
  Consulting fees                                             123,485                          123,485
  Interest expense, net                         1,822           2,190          3,645             4,020
                                        -------------    ------------   ------------     -------------
        Total Other Expenses                    5,588         569,825         10,410           587,802
                                        -------------    ------------   ------------     -------------

Net Loss                                $      (5,588)   $   (516,584)  $    (10,410)    $    (534,561)
                                        =============    ============   ============     =============

Loss per Share:
  Basic and diluted loss per share      $           -    $      (0.05)  $          -     $       (0.05)
                                        =============    ============   ============     =============
  Basic and diluted common shares
   outstanding                             15,601,339      10,747,250     14,690,228        10,489,614
                                        =============    ============   ============     =============

The accompanying notes are an integral part of these financial statements

                                GOHEALTH.MD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   For the Six Months Ended
                                                                                ------------------------------
                                                                                   June 30,         June 30,
                                                                                     2003             2002
                                                                                --------------    ------------
Cash Flows from Operating Activities:
  Net loss                                                                      $      (10,410)   $   (534,561)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Amortization                                                                           -          10,150
      Litigation settlement income                                                           -         (53,241)
      Issuance of stock and options for services                                           440          59,161
      Issuance of stock for compensation of officers and directors                           -         172,500
      Write-off of prepaid directors' and officers' compensation                             -         172,500
      Write-off of prepaid accounting fees                                                   -          45,000
      Write-off of consulting expense                                                        -          91,042

  Changes in assets and liabilities:
    Increase (decrease) in accounts payable                                                326          (3,873)
    Increase (decrease) in accrued expenses                                              5,498         (19,883)
    Increase in accrued interest payable                                                 3,646           4,020
                                                                                --------------    ------------
        Net cash used in operating activities                                             (500)        (57,185)
                                                                                --------------    ------------

Cash Flows from Investing Activities:
                                                                                --------------    ------------
        Net cash provided by investing activities                                            -               -
                                                                                --------------    ------------

Cash Flows from Financing Activities:
  Proceeds from amounts due to officers and directors                                      500          29,759
  Payments on amounts due to officers and directors                                          -          (5,759)
  Proceeds from collection of note receivable - consultant                                   -          15,000
  Proceeds from collection of receivables for common stock                                   -          11,000
                                                                                --------------    ------------
        Net cash provided by financing activities                                          500          50,000
                                                                                --------------    ------------

Net Increase (Decrease) in Cash                                                              -          (7,185)

Cash, beginning of period                                                                1,380          11,568
                                                                                --------------    ------------
Cash, end of period                                                             $        1,380    $      4,383
                                                                                ==============    ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                                    $            -    $          -
                                                                                ==============    ============
    Taxes                                                                       $            -    $          -
                                                                                ==============    ============

Supplemental Disclosures of Noncash Investing and Financing Activities:
    Issuance of common stock to CEO in exchange for his payment of
     accounts payable and accrued expenses                                      $       41,385    $          -
                                                                                ==============    ============
    Exchange of accounts payable for notes upon
     settlements of litigation                                                  $            -    $     99,100
                                                                                ==============    ============
    Forgiveness of note payable to stockholder reclassified
     as additional paid in capital                                              $            -    $     50,000
                                                                                ==============    ============
    Forgiveness of note payable to former CEO reclassified
     as additional paid in capital                                              $            -    $      1,500
                                                                                ==============    ============
    Reclassification of accrued interest payable on
     notes foregiven to additional paid in capital                              $            -    $     18,334
                                                                                ==============    ============
    Extinguishment of amount due to related party
     in exchange for common stock                                               $            -    $     17,986
                                                                                ==============    ============
    Reclassification of accounts payable of consolidated entity
     to additional paid in capital                                              $            -    $     22,622
                                                                                ==============    ============

The accompanying notes are an integral part of these financial statements

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003

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

                                  JUNE 30, 2003
                                   (Continued)

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

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.

2. INTERIM PRESENTATION

The December 31, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2003, the results of its operations for the three months and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

The statements of operations for the three months and six months ended June 30, 2003 and 2002 are not necessarily indicative of results for the full year.

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

3. STATEMENTS OF OPERATIONS

Directors' and officers' compensation of $172,500 for the three and six months ended June 30, 2002 is included in general and administrative expense. General and administrative expense for these periods also include accounting fees which consist of amortization of prepaid accounting fees of $15,000 and a write-off of prepaid accounting fees of $45,000. Amortization of $5,075 and $10,150, respectively, for the three and six months ended June 30, 2002 is included in website costs. Consulting fees for the three and six months ended June 30, 2002 includes a write-off of unamortized consulting expense of $91,042.

                                GOHEALTH.MD, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (Continued)

4. STOCKHOLDER TRANSACTIONS

William Hanna, Chairman of the Board of Directors, Chief Executive Officer and a director of the Company, resigned from these positions as of May 21, 2003. On that date, the Board of Directors appointed David Reichman, President, and a director, to the additional positions of Chairman of the Board of Directors and Chief Executive Officer of the Company. Anthony Fiordalisi was also appointed Vice President, and Secretary of the Company, as well as a director on that date.

On May 21, 2003 the Company issued 4,100,000 shares of its common stock to David Reichman, Chairman of the Board, CEO and director, in exchange for his payment of accounts payable, accrued expenses and general and administrative expenses totaling $41,825. The Company recorded additional paid in capital of $825 as a result of this transaction. Through June 30, 2003 David Reichman loaned the Company an additional $1,735 to satisfy some of its obligations as a reporting public company.