Form 10QSB
period 2003-09-30
GOHEALTH MD INC
filed 2003-10-24
CIK 356590

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

At September 30, 2003, there were 17,879,117 shares of the Registrant's common stock outstanding, and Company had 678 shareholders of record.

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

Nature of Business

For the quarter ending September 30, 2003, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through September 30, 2003, the Company has sustained losses totaling $13,751,013. It has a working capital deficit at September 30, 2003 of $508,843 and revenue generated from advertising and sales of domain names have totaled only $49,462.

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

Results of Operations

The Company generated revenues of $-0- for the three months and nine months ended September 30, 2003, and $-0- in revenues for the three months and nine months ended September 30, 2002. The Company had a gross profit of $-0- for the three and nine months ended September 30, 2003 and 2002 respectively.

For the three months ended September 30, 2003 expenses totaled $4,331 compared with $26,753 for the three months ended September 30, 2002. Expenses included amortization of website costs of $-0- and $5,075, respectively for the three months ended September 30, 2003 and 2002. The reduction in expenses overall are due to the total lack of operations for the three and nine months ended June 30, 2003 compared to the similar periods in 2002, and the overall reduction in directors' and officers' compensation and consulting fees. Expenses for the three and nine months ended June 30, 2003 were incurred to meet the reporting and filing requirements of a public company.

As a result of the foregoing, the Company suffered a net loss of $4,331 and $14,741 respectively, for the three months and nine months ended September 30, 2003 or $0.00 per share, and $31,753 and $566,314 respectively for the three and nine months ended September 30, 2002 or $0.00 and $0.05 per share, respectively.

Liquidity and Capital Resources

As of September 30, 2003, the Company had a working capital deficit of $508,843. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing, or through a merger or acquisition. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the nine months ended September 30, 2003, the Company received proceeds in the amount of $1,609 through the receipt of monies advanced by officers and directors in the form of loans. Also, during the nine months ended September 30, 2003 the Company issued 4.1 million shares to the CEO, Chairman and Director, in exchange for his payment of $41,385 of accounts payable and accrued expenses of the Company.

As a result of the financing and operational activities described above, for the nine months ended September 30, 2003, cash at the end of the quarter was $1,380.

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

GOHEALTH.MD, INC.

Date: October 24, 2003              By: /s/ David Reichman
                                        -------------------------------------
                                        David Reichman (CEO, Chairman,
                                        Principal Financial Officer, and
                                        Director)

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

Date: October 24, 2003
                                      /s/ David Reichman
                                      -----------------------------------------
                                      David Reichman
                                      CEO, Chairman/Principal Financial Officer
                                      and Director

                                GOHEALTH.MD, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,       December 31,
                                                            2003                2002
                                                       ---------------    ---------------
                                                         (Unaudited)          (Audited)
ASSETS

Current Assets:
  Cash                                                 $         1,380    $         1,380
                                                       ---------------    ---------------
        Total Current Assets                           $         1,380    $         1,380
                                                       ---------------    ---------------
        TOTAL ASSETS                                   $         1,380    $         1,380
                                                       ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                        $       113,000    $       113,000
  Accounts payable                                             330,833            331,892
  Accrued expenses                                              24,884             57,986
  Accrued interest payable                                      13,462              7,994
  Due to related party                                           1,200              1,200
  Due to officers and directors                                 26,844             25,235
                                                       ---------------    ---------------
        Total Current Liabilities                              510,223            537,307
                                                       ---------------    ---------------
Stockholders' Equity (Deficit):
  Common stock ($.01 par value, 25,000,000 shares
   authorized, 17,879,117 shares issued and
   out-standing at September 30,2003 and 13,779,117
   at December 31, 2002                                        178,791            137,791
  Additional paid-in capital                                13,063,379         13,062,554
  Retained earnings (deficit)                              (13,751,013)       (13,736,272)
                                                       ---------------    ---------------
        Total Stockholders' Equity (Deficit)                  (508,843)          (535,927)
                                                       ---------------    ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                              $         1,380    $         1,380
                                                       ===============    ===============

----------
The accompanying notes are an integral part of these financial statements

                                GOHEALTH.MD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months Ended             For the Nine Months Ended
                                              September 30,      September 30,      September 30,      September 30,
                                                  2003               2002               2003               2002
                                             ---------------    ---------------    ---------------    ---------------
Revenues                                     $             -    $             -    $             -    $             -
                                             ---------------    ---------------    ---------------    ---------------
Cost of Revenues                                           -                  -                  -                  -
                                             ---------------    ---------------    ---------------    ---------------
Gross Profit                                               -                  -                  -                  -
                                             ---------------    ---------------    ---------------    ---------------
Gain (loss) on debt settlements                            -             (5,000)                 -             48,241
                                             ---------------    ---------------    ---------------    ---------------
Other Expenses:
  General and administrative                           2,509             19,678              9,274            297,325
  Website costs                                            -              5,075                  -             15,225
  Write-off of prepaid directors' fees
   and officers' compensation                              -                  -                  -            172,500
  Consulting fees                                          -                  -                  -            123,485
  Interest expense, net                                1,822              2,000              5,467              6,020
                                             ---------------    ---------------    ---------------    ---------------
        Total Other Expenses                           4,331             26,753             14,741            614,555
                                             ---------------    ---------------    ---------------    ---------------
Net Loss                                     $        (4,331)   $       (31,753)   $       (14,741)   $      (566,314)
                                             ===============    ===============    ===============    ===============

Loss per Share:
  Basic and diluted loss per share           $             -    $             -    $             -    $         (0.05)
                                             ===============    ===============    ===============    ===============
  Basic and diluted common shares
   outstanding                                    17,879,117         13,779,117         15,738,006         11,700,727
                                             ===============    ===============    ===============    ===============

----------
The accompanying notes are an integral part of these financial statements

                                GOHEALTH.MD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Nine Months Ended
                                                                         September 30,    September 30,
                                                                             2003             2002
                                                                         -------------    -------------
Cash Flows from Operating Activities:
  Net loss                                                               $     (14,741)   $    (566,314)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
      Amortization                                                                   -           15,225
      Litigation settlement income                                                   -          (48,241)
      Issuance of stock and options for services                                   440           59,161
      Issuance of stock for compensation of officers and directors                   -          172,500
      Write-off of prepaid directors' and officers' compensation                     -          172,500
      Write-off of prepaid accounting fees                                           -           45,000
      Write-off of consulting expense                                                -           91,042

  Changes in assets and liabilities:
    Increase (decrease) in accounts payable                                        326           (2,228)
    Increase (decrease) in accrued expenses                                      6,898           (4,898)
    Increase in accrued interest payable                                         5,468            6,020
                                                                         -------------    -------------
        Net cash used in operating activities                                   (1,609)         (60,233)
                                                                         -------------    -------------

Cash Flows from Investing Activities:
                                                                         -------------    -------------
        Net cash provided by investing activities                                    -                -
                                                                         -------------    -------------
Cash Flows from Financing Activities:
  Proceeds from amounts due to officers and directors                            1,609           29,759
  Payments on amounts due to officers and directors                                  -           (5,759)
  Proceeds from collection of note receivable - consultant                           -           15,000
  Proceeds from collection of receivables for common stock                           -           11,000
                                                                         -------------    -------------
        Net cash provided by financing activities                                1,609           50,000
                                                                         -------------    -------------

Net Increase (Decrease) in Cash                                                      -          (10,233)

Cash, beginning of period                                                        1,380           11,568
                                                                         -------------    -------------

Cash, end of period                                                      $       1,380    $       1,335
                                                                         =============    =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                             $           -    $           -
                                                                         =============    =============
    Taxes                                                                $           -    $           -
                                                                         =============    =============
Supplemental Disclosures of Noncash Investing
 and Financing Activities:
    Issuance of common stock to CEO in exchange for his payment of
     accounts payable and accrued expenses                               $      41,385    $           -
                                                                         =============    =============
    Exchange of accounts payable for notes upon
     settlements of litigation                                           $           -    $      99,100
                                                                         =============    =============
    Forgiveness of note payable to stockholder reclassified
     as additional paid in capital                                       $           -    $      50,000
                                                                         =============    =============
    Forgiveness of note payable to former CEO reclassified
     as additional paid in capital                                       $           -    $       1,500
                                                                         =============    =============
    Reclassification of accrued interest payable on
     notes foregiven to additional paid in capital                       $           -    $      18,334
                                                                         =============    =============
    Extinguishment of amount due to related party
     in exchange for common stock                                        $           -    $      17,986
                                                                         =============    =============
    Reclassification of accounts payable of consolidated entity
     to additional paid in capital                                       $           -    $      22,622
                                                                         =============    =============

----------
The accompanying notes are an integral part of these financial statements

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

                               SEPTEMBER 30, 2003
                                   (Continued)

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

2.   INTERIM PRESENTATION

The December 31, 2002 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003, the results of its operations for the three months and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

The statements of operations for the three months and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results for the full year

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

3.  STATEMENTS OF OPERATIONS

Directors' and officers' compensation of $172,500 for the nine months ended September 30, 2002 is included in general and administrative expense. General and administrative expense for this period also includes accounting fees which consist of amortization of prepaid accounting fees of $15,000 and a write-off of prepaid accounting fees of $45,000. Amortization of $5,075 and $15,225, respectively, for the three and nine months ended September 30, 2002 is included in website costs. Consulting fees for the nine months ended September 30, 2002 includes a write-off of unamortized consulting expense of $91,042.

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                   (Continued)

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

On May 21, 2003 the Company issued 4,100,000 shares of its common stock to David Reichman, Chairman of the Board, CEO and director, in exchange for his payment of accounts payable, accrued expenses and general and administrative expenses totaling $41,825. The Company recorded additional paid in capital of $825 as a result of this transaction. Through June 30, 2003 David Reichman loaned the Company an additional $2,843 to satisfy some of its obligations as a reporting public company