Form 10QSB/A
period 2003-09-30
GOHEALTH MD INC
filed 2003-11-12
CIK 356590

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           Amendment #1 to FORM 10-QSB

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

                 666 Fifth Avenue, Suite 302, New York, NY 10103
               ---------------------------------------------------
              (Address of principal executive offices and zip code)

                            Telephone: (212)554-4111

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

GOHEALTH.MD, INC.

Date: November 12, 2003              By: /s/ David Reichman
                                        -------------------------------------
                                        David Reichman (CEO, Chairman,
                                        Principal Financial Officer, and
                                        Director)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER/
                           PRINCIPAL FINANCIAL OFFICER
                              OF GOHEALTH.MD, INC.
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GOHEALTH MD INC on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Reichman, Chief Executive Officer, Chairman, Principal Financial Officer and Director of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                      /s/ David Reichman
                                      -----------------------------------------
                                      David Reichman
                                      (CEO, Chairman, Principal Financial
                                      Officer and Director

Date: November 12, 2003
                                      /s/ David Reichman
                                      -----------------------------------------
                                      David Reichman
                                      CEO, Chairman/Principal Financial Officer
                                      and Director

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