Form 10KSB
period 2003-12-31
GOHEALTH MD INC
filed 2004-04-22
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For  the  fiscal  year  ended  December  31,  2003.

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


                          666 Fifth Avenue, Suite 302
                               New York, NY 10103
              (Address of principal executive offices and zip code)

                            Telephone:  (212)554-4111
              (Registrant's  telephone  number,  including  area  code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                          Common  Stock,  $0.01  par  value
                                (Title  of  class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

Issuer's  revenues  for  its  most  recent  fiscal  year  were  $-0-.

The aggregate market value of voting stock held by non-affiliates of the small business issuer, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on April 16, 2004 was $4,691,841.

At December 31, 2003, there were 17,579,603 shares of the Registrant's common stock outstanding, and Company had 643 shareholders of record.

CAUTIONARY  STATEMENT  REGARDING  FORWARD  LOOKING  INFORMATION

     The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.


            The  rest  of  this  page  is  left  intentionally  blank
            ---------------------------------------------------------




PART  I

Item  1.  DESCRIPTION  OF  BUSINESS

Background

On July 24, 1980, Western Exploration and Mining Company was incorporated under the laws of the State of Nevada. On February 5, 1981, the name was changed to Nugget Exploration, Inc. This entity had a wholly owned subsidiary, Nugget Holding Co.

On February 23, 1999, GoHealth.MD, Inc. ("GoHealth"), was incorporated under the laws of the State of Delaware. On November 10, 1999, Nugget Holding Company merged into GoHealth (the "Merger"). As a result of the Merger, GoHealth became a wholly-owned subsidiary of Nugget Exploration, Inc. Pursuant to the Merger, the shareholders of the Company received 81% of the outstanding common stock of Nugget Exploration, Inc. The accounting year was subsequently changed to the calendar year from a May 31st fiscal year end. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. (the "Company").

Nature  of  Business

For the year ended December 31, 1999, the Company did not conduct any significant business. After conducting the Merger, the Company engaged in developing its business model throughout the year ended December 31, 2000.

On April 20, 2000, the Company entered into a consulting agreement with Joel Johnston under which the Company agreed to pay Mr. Johnston $7,800 per month for website development services rendered beginning on February 1, 2000, and extending indefinitely until canceled by either of the parties upon two days written notice. Also pursuant to this agreement, the Company issued 25,000 shares of its common stock to Mr. Johnston and agreed to issue to Mr. Johnston an additional 25,000 shares of common stock on each of June 1, 2000, July 1, 2000, October 1, 2000, November 1, 2000, December 1, 2000, January 1, 2001, and February 1, 2001, provided that the consulting agreement had not been terminated by either party prior to the applicable date. The contract was cancelled at the end of 2000, after having issued 75,000 shares to this consultant. In January 2002, this consultant was engaged for a separate assignment and was issued 25,000 shares for these services. The company recorded consulting expense of $3,750 for this work.

In November 1999, the Company hired independent contractor, Stephen Goldberg, to perform administrative services. He received approximately $109,000 annually.
The contract has not yet been renewed and the new board began negotiations regarding renewal of the contract in the first quarter of 2001. These negotiations were not completed. See Legal Proceedings.

During  the  year  2002, the Company entered into a letter of intent with United
Health Partners, but due to their inability to perform within the terms of the Agreement set forth therein, the Board on or about November 8, 2002, unanimously voted to terminate the Agreement.

Business  Strategy

The Company's primary objective for fiscal 2003 was to identify, and negotiate with a business target(s) for the merger of that entity(ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market.

Transfer  Agent  and  Registrar

The transfer agent and registrar for the common stock of the Company is ComputerShare Trust, 12039 West Alameda Parkway, Lakewood, Colorado 80228, telephone 303-986-5400.

Controls  and  Procedures

(a) On December 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


Item  2.  DESCRIPTION  OF  PROPERTY.

The Company's offices are located at 666 Fifth Avenue, Suite, 302, New York, NY 10103. The Company uses space at this location free of charge.

Item  3.  LEGAL  PROCEEDINGS.

The following legal proceedings were initiated against the Company, and judgments were entered against the Company because the Company did not have adequate working capital to provide a proper legal defense or to negotiate a settlement.

Luckysurf                       v.  GoHealth-judgment  against GoHealth.$30,000.
Facts  &  Comparisons           v.  GoHealth-judgment  against GoHealth.$18,000.
Free  Ride                      v.  GoHealth-Judgment  against GoHealth.$55,512.
Sales  Guides,  Inc             v.  GoHealth-judgment  against GoHealth.$ 5,000.
Steve  Goldberg                 v.  GoHealth-judgment  against GoHealth.$40,000.
Creditor's Adjustment Bur. v. GoHealth-Judgment against GoHealth.$ 9,213. (Assigned by AllAdvantage.Com)

No legal action has been taken to enforce any of these judgments against the Company to date.

There  are  no  other  legal  proceedings  pending  against  the  Company.

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders for the year ended December 31, 2003.

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

                                                      High              Low

Period  Ended  December  31,  2002
          First  Quarter                            $  0.15           $  0.01
          Second  Quarter                           $  0.44           $  0.07
          Third  Quarter                            $  0.25           $  0.06
          Fourth  Quarter                           $  0.10           $  0.04

Period  Ended  December  31,  2003
          First  Quarter                            $  0.08           $  0.03
          Second  Quarter                           $  0.21           $  0.03
          Third  Quarter                            $  0.30           $  0.05
          Fourth  Quarter                           $  0.18           $  0.06

At December 31, 2003, the average of the closing bid and asked price for the Company's common stock as reported by the NASD Bulletin Board was $0.06. As of December 31, 2003, the Company had approximately 643 shareholders of record.

The Company has never paid a cash dividend on its common stock. The Company has a policy to retain earnings, if any, to finance the development and growth of its business. Accordingly, the Company does not anticipate declaring any cash dividends in the foreseeable future.

Dividend  Policy

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares them out of the funds legally available. These dividends may be paid in cash, property or additional shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Recent  Sales  of  Unregistered  Securities  and  Registered  Securities

On May 21, 2003, David Reichman purchased 4,100,000 shares of common stock of the Company in exchange for the payment for services required to meet the reporting obligations of the Company in a private transaction intended to be exempt from the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Other than Mr. Reichman's purchase of common stock, there have not been any other recent sales of unregistered securities by the Company.

Our Shares are "Penny Stocks" within the Meaning of the Securities Exchange Act of 1934, as amended.

Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock, as amended.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of Selling Security Holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.


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

Plan  of  Operations

The Company's primary objective is to identify, and negotiate with a business target(s) for the merger of that entity (ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market. However, since inception on February 23, 1999, and through December 31, 2003, the Company has sustained losses totaling $13,757,516. It has a working capital deficit at December 31, 2003 of $515,346, and revenue generated from operations in 2003 have amounted to $-0-.

In order to continue to finance operations the Company will need to continue to receive funds from the exercise of options and warrants, through other equity or debt financing or through successfully negotiating a merger with an operating company. There can be no assurance that the Company will continue to receive any proceeds from these sources or that a merger candidate can be identified and an agreement reached.

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

Results  of  Operations

For the year ended December 31, 2003 the Company had total revenue of $-0-, and $-0- for the year ended December 31, 2002. For the year ended December 31, 2003 the Company had a net loss of $21,244 or $0.00 per share, compared with a net loss of $562,440 or $0.05 per share for the year ended December 31, 2002. For the year ended December 31, 2001, the Company had total revenues of,$4,491 compared with $43,491 for the year ended December 31, 2000. For the year ended December 31, 2001, the Company had a net loss of, $612,939 or $.07 per share, compared with a net loss of $11,156,343 or $2.21 per share, for the year ended December 31, 2000.

For the year ended December 31, 2003 expenses totaled $21,244 compared with $610,681 for the year ended December 31, 2002. The decrease in expenses was due to the reduction in consulting fees, advertising, website costs, write-offs, and a general overall lack of operations.

For the year ended December 31, 2001, expenses totaled $871,930, compared with $10,756,384 for the year ended December 31, 2000. The decrease in expenses was due to the decrease in consulting expenses, advertising expenses, write downs for Internet expenses and unwinding of proposed mergers, and operational development costs.

Management believes that the losses occurred because of the development and redirection of the Company and the untested revenue models associated with registering domain names and providing a portal of content from which to derive advertising and syndication revenues. Management plans to continue to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing, including mergers with other operating companies. In this respect it is seeking to serve as a vehicle for an operating company to enter into a reverse merger or similar transaction with the Company and thereby enable such private company to emerge as a public entity.

Liquidity  and  Capital  Resources

Since its inception on February 23, 1999, and through December 31, 2003, the Company has sustained losses totaling $13,757,516. It has a working capital deficit at December 31, 2003 of $515,346 Since inception, the Company has financed operations primarily through private equity financing.

In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or that will be able to obtain the necessary funds to continue to operate.

During 2003 the Company used $11,698 in operating activities, and $10,318 was provided by financing activities primarily from proceeds from loans from officers. As a result of the foregoing cash decreased by $1,380 for the year ended December 31, 2003

For the year ended December 31, 2002, cash decreased $10,188 due to cash used in operating activities of $62,623 and cash provided by loans from related parties, collections of notes receivable and note payable issuances of $52,435.

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

     The  Nature  of  the  Registrant's  Proposed  Operations  is Speculative in
Nature.

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

     Current  Management  Devotes  Limited  Time  to  the  Registrant.

     While seeking a business combination, management anticipates devoting time on a best efforts basis to the business of the Registrant. The Registrant's officers are: Mr. David Reichman, President and Chairman and Mr. Gary Crooks, Vice President and Director, Anthony Fiordalisi, Secretary and Director, none of whom have entered into written employment agreements with the Registrant or are expected to do so in the foreseeable future. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

     Current Management has Interests in Businesses that May Compete with the Registrant.

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

     Reporting  Requirements  May  Delay  or  Preclude  Acquisition.

     Section 12 of the Exchange Act requires public companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Registrant. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act is applicable.

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

     The SEC's Requirement Of Audited Financial Statements May Disqualify Business Opportunities.

     Management of the Registrant will request that any potential business opportunity provides audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Registrant rather than incur the burdens associated with preparing audited financial statements. In such case, the Registrant may choose to obtain certain assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents. The Company's independent auditors have indicated in their independent auditor's report that the financial condition of the Company, the working capital deficit and shareholder deficit, and the lack of adequate capital may pose a substantial question of the ability of the Company to continue as a going concern. See independent auditor's report accompanying our financial statements annexed hereto as an Exhibit.

     There can be no assurance that any capital raising efforts, or the operations of the Company, will improve the financial condition or prospects of the Company, or that the Company will continue as a going concern, or that the independent auditors will not raise a similar question in the future.


Item  7.  FINANCIAL  STATEMENTS.

                          INDEPENDENT AUDITOR'S REPORT


To  the  Board  of  Directors  of
GoHealth.MD,  Inc.
New  York,  New  York  10103


We have audited the accompanying consolidated balance sheets of GoHealth.MD, Inc as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GoHealth.MD, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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





/s/  SAMUEL  KLEIN  AND  COMPANY
--------------------------------
SAMUEL  KLEIN  AND  COMPANY


Newark,  New  Jersey
March  3,  2004


                                GOHEALTH.MD, INC.
                          CONSOLIDATED BALANCE SHEETS
================================================================================

                                                           December 31,
                                                      2003               2002
                                                   ----------         ----------

                                     ASSETS

Current Assets:
   Cash                                            $        -         $    1,380
   Domain names - available for sale,
     $-0- at December 31, 2003; net of
     allowance for obsolescence of $41,568
     at December 31, 2002                                   -                  -
                                                   ----------         ----------
      Total Current Assets                                  -              1,380

   Furniture and equipment, $-0- at
     December 31, 2003; net of accumulated
     depreciation and writeoff of $13,112
     at December 31, 2002                                   -                  -
   Website costs, $-0- at December 31, 2003;
     net of accumulated amortization of
     $260,066 and writedowns of
     $220,834 at December 31, 2002                          -                  -


      TOTAL ASSETS                                 $        -         $    1,380
                                                   ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
   Notes payable                                   $  113,000         $  113,000
   Accounts payable                                   331,309            331,892
   Accrued expenses                                    19,000             57,986
   Accrued interest payable                            15,284              7,994
   Due to related party                                 1,200              1,200
   Due to officers and directors                       35,553             25,235
                                                   ----------         ----------
      Total Current Liabilities                       515,346            537,307
                                                   ----------         ----------

Stockholders' Equity (Deficit):
   Common stock ($.01 par value, 25,000,000
     shares authorized;17,879,117 shares
     issued and outstanding at December 31,
     2003; 13,779,117 shares at
     December 31, 2002                                178,791            137,791
   Additional paid-in capital                      13,063,379         13,062,554
   Due from officers and directors for
     purchase of common stock                               -                  -
   Retained earnings (deficit)                    (13,757,516)       (13,736,272)
                                                   ----------         ----------
      Total Stockholders' Equity (Deficit)           (515,346)          (535,927)
                                                   ----------         ----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                             $        -         $    1,380
                                                   ==========         ==========


The  accompanying  notes  are  an  integral  part of these financial statements.



                                GOHEALTH.MD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                      For the years ended
                                                           December 31,
                                                      2003               2002
                                                   ----------         ----------

Sales:
   Advertising revenue                             $        -         $        -
                                                   ----------         ----------
      Total Sales                                           -                  -

Cost of Sales                                               -                  -
                                                   ----------         ----------

      Gross Profit                                          -                  -
                                                   ----------         ----------

   Gain on debt settlements                                 -             48,241
                                                   ----------         ----------

Other Expenses:
   General and administrative                          13,954            286,587
   Website costs                                            -             20,300
   Writeoff of directors' and officers'
     compensation                                           -            172,500
   Consulting fees                                          -            123,485
   Interest expense, net                                7,290              7,809
                                                   ----------         ----------
      Total other expenses                             21,244            610,681

      Net Loss before provision for
      (benefit from) income tax                    $  (21,244)        $ (562,440)

   Provision for  (benefit from) income tax                 -                  -

      Net Loss                                     $  (21,244)        $ (562,440)
                                                   ==========         ==========

Loss per Share:
   Basic loss per share                            $        -         $    (0.05)
                                                   ==========         ==========

   Diluted loss per share                          $        -         $    (0.05)
                                                   ==========         ==========

   Weighted average basic common shares
     outstanding                                   16,306,514         12,135,090
                                                   ==========         ==========

   Weighted average diluted common shares
     outstanding                                   16,306,514         12,135,090
                                                   ==========         ==========



The  accompanying  notes  are  an  integral  part of these financial statements.




                                       GOHEALTH.MD, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
======================================================================================================================


                                                                        Subscriptions
                                   Common Stock                         and Notes
                                   $.01 Par Value          Additional   Receivable     Retained        Total
                                   Number                  Paid-In      for Common     Earnings        Stockholders'
                                   of Shares     Amount    Capital      Stock          (Deficit)       Equity (Deficit)
                                   ----------  ----------  -----------  -------------  ------------    ---------------

Balances December 31, 2001         10,229,117  $  102,291  $12,432,409  $    (11,000)  $(13,173,832)   $      (650,132)

Collection of notes receivable
for common stock                                                               26,000                           26,000

Issuance of Common Stock
for Services                        2,700,000      27,000      378,000                                         405,000

Forgiveness of note payable
to stockholder in exchange
for common stock                       75,000         750       49,250                                          50,000

Forgiveness of accrued
interest on note payable
to stockholder                                                   7,685                                           7,685

Issuance of common stock to
related party in exchange
for forgiveness of debt               250,000       2,500       33,500                                          36,000

Forgiveness of note payable to
former Chairman and Chief
Executive Officer (CEO)
reclassified as additional paid in capital                       1,500                                           1,500


Issuance of Common Stock in
connection with
consulting agreements                 525,000       5,250      128,500        (15,000)                         118,750

Reclassification of trade
payables and accrued interest
of consolidated entity to
additional paid in capital                                      31,710                                          31,710

Net Loss for the Year Ended
December 31, 2002                                                                          (562,440)          (562,440)
                                   ----------  ----------  -----------  -------------  ------------    ---------------

Balances December 31, 2002
(Carried Forward)                  13,779,117  $  137,791  $13,062,554  $           -  $(13,736,272)   $      (535,927)



The  accompanying  notes  are  an  integral  part of these financial statements.


                                       GOHEALTH.MD, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                          (Continued)
======================================================================================================================


                                                                        Subscriptions
                                   Common Stock                         and Notes
                                   $.01 Par Value          Additional   Receivable     Retained        Total
                                   Number                  Paid-In      for Common     Earnings        Stockholders'
                                   of Shares     Amount    Capital      Stock          (Deficit)       Equity (Deficit)
                                   ----------  ----------  -----------  -------------  ------------    ---------------

Balances December 31, 2002
(Brought Forward)                  13,779,117  $  137,791  $13,062,554  $           -  $(13,736,272)   $      (535,927)

Issuance of Common Stock to
Chairman, Presdent and CEO in
exchange for payment of
expenses to meet reporting
 obligations                        4,100,000      41,000          825                                          41,825


Net Loss  for the Year Ended
December 31, 2003                                                                           (21,244)           (21,244)
                                   ----------  ----------  -----------  -------------  ------------    ---------------

Balances December 31, 2003         17,879,117  $  178,791  $13,063,379  $           -  $(13,757,516)   $      (515,346)
                                   ==========  ==========  ===========  =============  ============    ===============




The  accompanying  notes  are  an  integral  part of these financial statements.





                                GOHEALTH.MD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                      For the years ended
                                                           December 31,
                                                      2003               2002
                                                   ----------         ----------


Cash Flows from Operating Activities:
   Net loss                                        $  (21,244)        $ (562,440)
   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Amortization                                          -             20,300
      Gain on debt settlements                              -            (29,100)
      Writedown of value of website                         -                  -
      Issuance of stock for services                      440             59,161
      Issuance of stock for compensation of
        officers and directors                              -            172,500
      Writeoff of unamortized consulting expense            -             91,042
      Writeoff of prepaid bookkeeping fees                  -             45,000
      Writeoff of prepaid director/officer compensation     -            172,500
   Changes in assets and liabilities:
      Increase (decrease) in accounts payable             802            (20,235)
      Increase (decrease) in accrued expenses           1,014            (19,205)
      Increase in accrued interest payable              7,290              7,854
                                                   ----------         ----------
      Net cash used in operating activities           (11,698)           (62,623)
                                                   ----------         ----------

Cash Flows from Investing Activities:
      Net cash used in investing activities                 -                  -
                                                   ----------         ----------

Cash Flows from Financing Activities:
   Proceeds from officer loans                         11,698             30,994
   Proceeds from collection of receivables
     for common stock                                       -             26,000
   Proceeds of loan from related party                      -              1,200
   Payments on officer loans                           (1,380)            (5,759)
                                                   ----------         ----------
      Net cash provided by financing activities        10,318             52,435
                                                   ----------         ----------

      Net Decrease in Cash                             (1,380)           (10,188)

   Cash, Beginning of Year                              1,380             11,568
                                                   ----------         ----------

   Cash, End of Year                               $        -         $    1,380
                                                   ==========         ==========



                                GOHEALTH.MD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
================================================================================

                                                      For the years ended
                                                           December 31,
                                                      2003               2002
                                                   ----------         ----------

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
      Interest                                     $        -         $        -
                                                   ==========         ==========
      Taxes                                        $        -         $        -
                                                   ==========         ==========

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
   Issuance of stock to Chairman in exchange for
     payment for services required
     to meet reporting obligations                 $   41,385         $        -
                                                   ==========         ==========

Exchange of accounts payable for notes upon
  settlements of litigation                        $        -         $   99,100
                                                   ==========         ==========

Forgiveness of note payable to stockholder
  reclassifed as additional paid in capital        $        -         $   50,000
                                                   ==========         ==========

Forgiveness of note payable to officer
  reclassified as additional paid in capital       $        -         $    1,500
                                                   ==========         ==========

Reclassification of accrued interest payable on
  notes forgiven to additional paid in capital     $        -         $   18,334
                                                   ==========         ==========

Extinguishment of amout due to related party
  in exchange for common stock                     $        -         $   17,986
                                                   ==========         ==========

Reclassification of accounts payable of consolidated
  entity to additional paid in capital             $        -         $   22,622
                                                   ==========         ==========




The  accompanying  notes  are  an  integral  part of these financial statements.


                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003




1.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business
--------------------

GoHealth.MD, Inc. ("GoHealth" or "Company"), was incorporated under the laws of the State of Delaware on February 23, 1999. From its inception the Company was engaged in the Internet advertising industry, but never achieved profitable operations. The Company has been attempting to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company could provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

Principles  of  Consolidation
-----------------------------

The accompanying financial statements as of December 31, 2003 and 2002 and for the years then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash  and  Cash  Equivalents
----------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use  of  Management's  Estimates
--------------------------------

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

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)

1.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (Continued)

Impairment  of  Long-Lived  Assets
----------------------------------

The  Company  adopted  Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a writedown to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Comprehensive  Income
---------------------

The Company reports components of comprehensive income under the requirements of Statement of Financial Accounting Standards No. 130, (SFAS 130), "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components which require that certain items such as foreign currency translation adjustments, unrealized gains and losses on certain investments in debt and equity securities, minimum pension liability adjustments and unearned compensation expense related to stock issuances to employees be presented as separate components of stockholders' equity.

Exit  or  Disposal  Activities
------------------------------

Effective January 1, 2003 the Company adopted Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no impact on the Company's financial position or results of operations during the periods presented in these financial statements.

Start-Up  Activities
--------------------

Start-Up Activities are accounted for in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires start-up costs, as defined, to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred and the application of SOP 98-5 had no material impact on the Company's financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


1.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (Continued)

Stock-Based  Compensation
-------------------------

The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board (FASB) Statement No. 123, (SFAS 123) "Accounting for Stock Based Compensation" are applied in accordance with SFAS 123 at the fair value of these options. In December, 2002, SFAS 148 was issued. SFAS 148 amends SFAS 123 to require a more prominent disclosure of the pro-forma results required by SFAS 123. No stock options were issued during the periods presented in these financial statements. Therefore, the net loss as reported for these periods and the pro forma loss arising from stock-based compensation expense determined under the fair value method are the same.

Earnings  (Loss)  Per  Share
----------------------------

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

Income  Taxes
-------------

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

Recent  Accounting  Pronouncements
----------------------------------

In December, 2003 the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51," which provided guidance on the identification of and reporting for variable interest entities, including the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company beginning January 1, 2004. The Company does not expect the adoption of this interpretation to have a significant impact on its future financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," (SFAS 150). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered to be mandatorily redeemable shares in the financial statements of the parent. Accordingly, those non-controlling interests are required to be classified as liabilities and recorded at settlement value by this standard. This statement was effective beginning July 1, 2003 and had no impact on the Company's financial position or results of operations for the year ended December 31, 2003 nor is it expected to have an impact in the future.


                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


1.  THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES (Continued)

Recent  Accounting  Pronouncements(continued)
----------------------------------

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS 132). This statement revised employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures to those in the original SFAS 132 about the plan assets, benefit obligations, cash flows and net periodic benefit cost of defined benefit plans and other defined postretirement plans. This statement is effective for fiscal years ending after December 15, 2003 and quarters beginning after that date. The Company adopted this statement in 2003 and it had no impact on its financial position or results of operations for that year, nor is it expected to have an impact in the future.


2.  PLAN  OF  OPERATIONS  AND  MANAGEMENT'S PLANS TO CONTINUE AS A GOING CONCERN

Since its inception on February 23, 1999, and through December 31, 2003, the Company has sustained losses totaling $13,757,516. It has a working capital deficit at December 31, 2003 of $515,346. Revenues generated from advertising and domain name sales have totaled only $49,462 from its inception through December 31, 2003. Sales of advertising on its websites and sales of its domain names had been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

For the period from inception (February 23, 1999) through December 31, 2003, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing during the current fiscal year has been provided by David Reichman, the present CEO, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

The Company currently is continuing to attempt to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing, including mergers with other companies. It also is seeking to serve as a vehicle for an operating private company to enter into a reverse merger with the Company and thereby enable such private entity to emerge as a public entity.

In order for the Company to remain a reporting entity it will need to continue to receive funds from the exercise of outstanding warrants and options, through other equity or debt financing or through successfully negotiating a merger with an operating company. There can be no assurance that the Company will continue to receive any proceeds from the exercise of warrants or options, that the Company will be able to obtain the necessary funds to finance its operations, or that a merger candidate can be identified and an agreement negotiated, all of which raises substantial doubt about its ability to continue as a going concern.


3.  DUE  FROM  OFFICERS  AND  DIRECTORS

Due from officers and directors arose from the purchase from treasury of 550,000 shares of common stock at $.02 per share. This was a non-interest bearing amount that was due on demand. In early April 2002 these officers and directors satisfied this obligation and lent the Company an additional $25,235. Through the December 31, 2003, an additional $10,318 was loaned to the Company by David Reichman, CEO, Chairman and President.

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


4.  NOTES  PAYABLE

The following is a summary of the Company's notes payable at December 31, 2003 and 2002:

                                                               December  31,
                                                            2003         2002
                                                         ----------   ----------


Payable to Facts and Comparisons
on September 1, 2002, with interest
accrued at 6% per annum, unsecured, in
settlement of a trade payable                                18,000       18,000

Payable to Luckysurf.com due September 12, 2002
with interest accrued at 6% per annum,
unsecured, in settlement of a trade payable                  30,000       30,000

Payable to Michael Marks (a stockholder) due
August 31, 2000 with  interest  accrued  at
5% per annum, unsecured                                      25,000       25,000

Payable to Steven Goldberg due July 10, 2002,
unsecured                                                    40,000       40,000

with interest of 7% accrued if unpaid at due date                 -            -
                                                         ----------   ----------
                                                         $  113,000   $  113,000
                                                         ==========   ==========

None or these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, as indicated in Note 8, Litigation, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note. On December 10, 2001 a note for $75,000 with a remaining balance of $56,800 due to Sandra Vernon, a greater than 5% stockholder, was forgiven by the note holder and the outstanding balance of the note at that date was recorded as additional paid in capital. A note due on December 29, 2000 from Kevin O'Donnell for $50,000, a stockholder and former officer, was forgiven by the note holder on June 27, 2002 in exchange for 75,000 shares of the Company's common stock, and the outstanding balance of the note at that date, as well as accrued interest through that date of $7,685 was recorded as additional paid in capital. In exchange for 250,000 shares of the Company's common stock a note payable of $1,500 due on demand to William Hanna, a stockholder, former CEO and director was forgiven by him on June 27, 2002 as well as accrued interest thereon of $1,561 and an amount reflected as due to related party of $17,986, Pursuant to the terms of this transaction $16,453 was recorded as compensation and $35,000 was recorded as additional paid in capital.


5,  DUE  TO  RELATED  PARTY

On March 29, 2001 William Hanna, former Chairman of the Board of Directors, CEO and director advanced $27,986 to the Company to meet operating expenses. This was a non-interest bearing advance that was due on demand. On June 27, 2002 the $17,986 remaining balance of this advance was forgiven along with a note payable to him and reclassified as additional paid in capital. The balance reflected at December 31, 2003 and 2002 arose from additional non-interest bearing advances to the Company to meet filing requirements

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)



6.  PROVISION  FOR  (BENEFIT  FROM)  INCOME  TAXES

For the years ended December 31, 2003 and 2002 the Company had net losses of $21,244, and $562,440 respectively. No tax expense or benefit has been recorded in the financial statements due to the uncertainty of future operations.


7.  STOCKHOLDERS'  EQUITY  (DEFICIT)

The authorized capital stock of the Company consists of 25,000,000 shares of common stock, par value $.01 per share. 10,229,117 shares were issued and outstanding at December 31, 2001.

On April 15, 2002 the Company issued 500,000 shares to a consultant pursuant to an agreement for a term of one year. Based on the market price of the common stock at that date, the Company recorded consulting fees of $23,958 and a writeoff of unamortized consulting expense of $91,042 due to the uncertainty of future operations. Pursuant to this agreement the Company also recorded a note receivable from the consultant of $15,000 in partial payment for the stock issued, which was collected by the end of the second quarter. On June 27, 2002 the Company issued 250,000 shares of common stock to William Hanna, former CEO in exchange for forgiveness of the remaining balance of a note due him on demand of $1,500 and accrued interest thereon, and the amount reflected as due to related party of $17,986. See Due to Related Party above.

On June 27, 2002 the Company issued 75,000 shares to a stockholder in exchange for forgiveness of a note payable to him of $50,000 and accrued interest thereon. See Notes Payable.

On June 27, 2002 the Company issued 1,000,000 shares to William Hanna, former CEO, and 650,000 shares to David Reichman, President, and Gary Crooks, VP Director. as compensation for services for 2002. The Company recognized director and officer compensation expense of $172,500 and a writeoff of prepaid director and officer compensation of $172,500 due to the uncertainty of future operations. The price of the stock at the date of this transaction was $.15 per share.

On June 27, 2002 the Company issued 400,000 shares to a consultant for accounting and bookkeeping services for the period April 1, 2002 through March
31, 2003. The Company recognized an expense of $15,000 and a writeoff of prepaid bookkeeping fees of $45,000 at that date due to the uncertainty of future operations.

On June 27, 2002 the Company issued 25,000 shares to a consultant for services rendered and recorded consulting expense of $3,750 based on the market price of the common stock at that date.

On May 21, 2003, the Company issued 4,100,000 shares of common stock to David Reichman, CEO, Chairman and President in exchange for his payment of $41,825 of expenses incurred for services needed to meet reporting and filing requirements of a public company. The Company recorded additional paid in capital of $825 as a result of this transaction.


                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


7.  STOCKHOLDERS'  EQUITY  (DEFICIT)  (continued)

Warrants  to  Purchase  Common  Stock
-------------------------------------

During 1999 the Company offered a total of 500 units at a price of $5,200 per unit and a subscription minimum of 2 units in a private placement to certain accredited investors as this term is defined in Rule 501 of Regulation D of the Securities Act of 1933 as amended. The pricing and terms of the securities were arbitrarily determined by the Company and had no relationship to the Company's assets, book value, results of operations or any other generally accepted criteria of value. Each unit warrant entitled the registered holder thereof to purchase up to 2,000 shares of common stock at $2.50 per share (subject to adjustment as described herein) at any time prior to the earlier of (i) May 31, 2003 or (ii) the date that the respective Unit Warrant was redeemed. If the Company was able to complete an initial public offering ("IPO") of the Common Stock, then beginning 12 months after the IPO, the Unit Warrants would be subject to redemption by the Company at $0.10 per share of the common stock that remained, on thirty (30) days prior written notice if the average closing sales price of the common stock over any 10 consecutive trading days equaled or exceeded 150% of the IPO price per share. During 1999 and to date in connection with the private placement, the Company issued 96,000 shares of its common stock and 96,000 detachable warrants and received proceeds of $249,600. No unit warrants were redeemed by the Company. The remaining outstanding warrants expired on May 31, 2003.

Also during 1999 the Company issued 4,000 shares and 4,000 warrants in connection with the purchase of a website and valued these services at $10,400. The Company also issued 2,000 shares and 2,000 warrants for consulting services valued at $5,200.

On December 22, 1999 the Company issued, in connection with a private placement, Series A warrants to purchase 269.500 shares of its common stock at an exercise price of $1.00 per share until December 31, 2002. From January 1, to January 11, 2000 the Company sold 110,000 additional Series A warrants in connection with this private placement, and an additional 50,000 were sold on June 20, 2000The total Series A warrants sold amounted to $429,500,. In addition, $90,000 of Series A warrants were exercised during the first quarter of 2000, and $50,000 of these warrants were exercised during the third quarter of 2000. No additional Series A warrants were exercised through the expiration date of these securities.

On March 10, 2000 the Company issued a warrant to purchase 100,000 shares of common stock of the Company at $1.50 per share to a consultant pursuant to a one-year consulting agreement. This warrant expires on March 10, 2005 In connection with this agreement the Company also issued to the consultant 10,000 shares of its common stock on that date. The Company recorded consulting expense of $387,000 over the life of the agreement based on the market value of its common stock on the date of the agreement.


                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


7.  STOCKHOLDERS'  EQUITY  (DEFICIT)  (continued)

Warrants  to  Purchase  Common  Stock(continued)
-------------------------------------

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:



                                                                                           Weighted
                                                                                           Average
                                                              Range of        Weighted     Remaining
                                                              Exercise        Average      Contractual
                                                              Prices          Exercise     Life
                                               Shares         Per Share       Price        (Years)
                                              --------      -------------     --------     -----------

Warrants outstanding at January 1, 2002        491,500      $ 1.00 - 2.60     $   1.41         1.53

Granted                                              -                  -            -            -
Exercised                                            -                  -            -            -
Expired                                       (289,500)              1.00         1.00         1.00
                                              --------      -------------     --------     -----------

Warrants outstanding at December 31, 2002      202,000        1.50 - 2.60         2.01         1.28

Granted                                              -                  -            -            -
Exercised                                            -                  -            -            -
Expired                                       (102,000)       2.50 - 2.60         2.50         0.42
                                              --------      -------------     --------     -----------

Warrants outstanding at December 31, 2003      100,000      $        1.50     $   1.50         1.17
                                              ========      =============     ========     ===========



Employee  Stock  Options
------------------------

In February 1999 the Company reserved a total of 500,000 shares of its common stock for grants of stock optionsto employees. A total of 230,000 options with an exercise price of $0.50 per share and terms expiring seven (7) years from the respective dates of grant were granted to two of the officers of the Company at that time.

As referred to in Note 1, the Company has elected to follow the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equaled the market value of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information in accordance with SFAS 123 was required to present net loss and loss per share as if the Company had accounted for the employee stock options under the fair value method of that statement. SFAS 123 also provides that if it is not possible to reasonably estimate the fair value of an option at the grant or measurement date, then the compensation cost shall be based on the current intrinsic value of the award which was determined to be immaterial.

No other stock options have been issued to employees from the dates of these grants through date of these financial statements.


                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


7.  STOCKHOLDERS'  EQUITY  (DEFICIT)  (continued)

Other  Stock  Options
---------------------

On May 26, 1999 the Company granted 5,000 options to investment banking consultants for services rendered at an exercise price of $0.50 per share, and 5,000 options which have an exercise price of $1.00 per share. These options expire May 26, 2006 and contain piggyback registration rights. The fair value of these options were estimated at the grant date using the Black Scholes option pricing model and were determined to be immaterial.

On June 12, 1999 the Company granted 20,000 options to a consultant for legal services rendered. These options expire on June 12, 2006 and include piggyback registration rights. 10,000 options are exercisable at $1.00 per share and 10,000 are exercisable at $1.50 per share. The fair value of these stock options were estimated at the grant date according to SFAS 123 using the Black Scholes option pricing model and were determined to be immaterial.

In August 1999 the Company granted to two consultants who assisted in the development of the Company's website nonqualified stock options for the right to purchase 175,000 shares of the Company's common stock. The options have an exercise price of $1.00 per share, contain piggyback registration rights and expire in July 2009. The fair value of these stock options were estimated at the grant date according to SFAS 123 using the Black Scholes option pricing model and were determined to be immaterial.

On January 24, 2000 the Company entered into an agreement and acquired the right, title and interest to the Healthsites.com domain name from a third party. The purchase price of this asset was $20,000, issuance of 10,000 shares of common stock valued at approximately $200,000 and the grant of an option to purchase 100,000 shares of common stock at $2.00 per share until August 17, 2009. The fair value of this option was estimated at the date of grant according to SFAS 123 using the Black Scholes option pricing model and was determined to be immaterial. The unamortized value of this website was fully written off in 2001.

On February 4, 2000 the Company granted to a consultant the option to purchase 100,000 shares of it s common stock at $1.00 per share until December 31, 2001 pursuant to an agreement for a two year term. This option expired unexercised. The Company recorded consulting expense of $300,000 over the life of the agreement based upon the intrinsic value of the option on the date of grant

On June 20, 2000 the Company granted 70,000 options to purchase common stock at $2.00 per share to three consultants for services rendered through that date. The options expired on June 30, 2002. The fair value of these options were estimated at the date of grant according to SFAS 123 using the Black Scholes option pricing model and was determined to be immaterial. The Company recognized consulting expense in the second quarter of 2000 of $157,500 based on the market price of the stock on that date, which comprised the intrinsic value of the options at the date of grant.

On May 30, 2000 the Company granted 1,000 options to a consultant for services rendered during the second quarter of 2000. The options, which vested immediately, expired unexercised on June 30, 2002. The Company recognized consulting expense of approximately $4,000, the intrinsic value of the options on the date of grant.


                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


7.  STOCKHOLDERS'  EQUITY  (DEFICIT)  (continued)

Other  Stock  Options(continued)
---------------------

The activity for employee and other stock options for the periods presented in these financial statements are as follows:


                                                                                           Weighted
                                                                                           Average
                                                              Range of        Weighted     Remaining
                                                              Exercise        Average      Contractual
                                                              Prices          Exercise     Life
                                               Shares         Per Share       Price        (Years)
                                              --------      -------------     --------     -----------


Options outstanding at January 1, 2002         606,000      $ 0.50 - 2.00     $   1.15         5.01

Granted                                              -                  -            -            -
Exercised                                            -                  -            -            -
Expired                                        (71,000)       1.00 - 2.00         1.99         0.5
                                              --------      -------------     --------     -----------

Options outstsanding at December 31, 2002          535,000          0.50-2.00
                                  0.98          4.96

Granted                                              -                  -            -            -
Exercised                                            -                  -            -            -
Expired                                              -                  -            -            -
                                              --------      -------------     --------     -----------

Options outstanding at December 31, 2003       535,000      $ 0.50 - 2.00     $   0.98         3.96
                                              ========      =============     ========     ===========




All employee and other stock options were fully vested at December 31, 2003 and 2002.


8.  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------

The Company was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $300,000. The
Company reflected this amount in accounts payable at December 31, 2000. Management settled this lawsuit on November 30, 2001 and issued a note payable for $18,000 due September 1, 2002 with interest at 6% per annum in full settlement of this claim. As reflected in Notes Payable, the amount due on this note remains unpaid, and management has indicated that it has received no demand for payment from this noteholder


                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (Continued)


8.  COMMITMENTS  AND  CONTINGENCIES  (continued)

Litigation  (continued)
-----------------------

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount.
However, the Company included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2003.

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable at December 31, 2003 and 2002

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2003 and 2002.

The company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management believed the suit was without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2003.

9.  OTHER  MATTERS

On May 21, 2003 William Hanna resigned as Chairman, CEO and director effective May 31, 2003. David Reichman the President of the Company was appointed to the additional positions of Chairman, and CEO on May 21, 2003 to replace William Hanna. Anthony Fiordalisi was appointed Secretary and Treasurer of the Company on that date and was elected to the Board of Directors filling the vacancy caused by William Hanna's resignation.

The Company does not have an audit committee of the Board of Directors as required by the Sarbanes-Oxley Act of 2002 and listing requirements of the National Association of Securities Dealers. Management has indicated that it is actively seeking candidates to fill these roles who are independent and meet the financial expertise required by these rules.

On June 11, 2001, the Company received written notification from a stockholder who wishes to recoup his $10,400 investment in a private placement of common stock of the Company that he made in May 1999, and another investment of $2,500 in a private offering of Series A warrants in December 1999. The stockholder alleges that these investments were not suitable for him. There has been no further action with regard to this matter during 2002 or 2003 and the Company continues to assert that the claim is without merit.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent accountants on accounting or financial disclosure.

ITEM 8a.  Controls  and  Procedures

Quarterly Evaluation of Controls As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer/Chief Financial Officer, David Reichman ("CEO"), and by Gary Crooks, our Vice President. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications. Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principles generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter.


PART  III

Item  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

The executive officers and directors, their respective ages and their positions as of December 31, 2003 were as follows:

        Name            Age            Position(s)  and  Office(s)
-------------------     ---     ---------------------------------------------

David  Reichman          60     President,  Chief  Executive  Officer,  Chief
                                Financial  Officer  and  Chairman

Gary  Crooks             53     Vice  President  and  Director

Anthony  Fiordilisi      57     Secretary  and  Director


Mr. Reichman, after a five year stay with American Express Company, moved on in 1975 to form his own private consulting practice specializing in tax representation and business management. He has been an officer and director of the Company since 2003.

Mr. Crooks was the managing director of a branch office of SAL Financial Services, Inc. Mr. Crooks has more than twenty-five years experience in the financial industry, a third of which were as a senior equity trader at Morgan Stanley. He has been an officer and director of the Company since 2003.

Mr. Fiordilisi is the owner of a private video post production company with approximately 37 employees located in midtown New York, New York. He has been in that industry for over twenty years. He also recently formed a state of the art film processing company in the same building. His two companies occupy over 30,000 square feet. He was appointed to the Board of Directors to fill the void of William Hanna in May, 2003.

Board  of  Directors

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

AUDIT  COMMITTEE  FINANCIAL  EXPERT

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only three (3) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

CODE  OF  ETHICS

We are presently working with our legal counsel to prepare and adopt a code of ethics that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1 The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts if interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock, with the exception of a Form 3 filing by Anthony Fiordilisi in May of 2003, and a Form 4 filing by David Reichman in May of 2003. Messrs. Fiordilisi and Reichman will correct these filings as promptly as practicable. In making this statement, the Company have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10.  EXECUTIVE  COMPENSATION.

The following tables set forth information with respect to the compensation received for year ended December 31, 2003 by the President and other most highly compensated individuals. No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2003, 2002 and 2001.



                               SUMMARY COMPENSATION TABLE

                     Annual Compensation               Awards                   Payouts
                  --------------------------   ----------------------    ----------------------
Name and                        Other Annual   Restricted  Securities    LTIP      All Other
Principal  Year   Salary  Bonus Compensation   Stock Award Underlying    Payouts   Compensation
Position            ($)    ($)       ($)       (s) ($)     Options(#)    ($)       ($)
                                                           SARs (#)
---------- ----  -------  ----- ------------   ----------- ----------    -------   ------------

David      2003        -      -            -             -          -          -              -
Reichman   2002        -      -            -   $  9,750 (1)         -          -              -
President  2001        -      -            -   $170,000 (2)         -          -              -


Gary       2003        -      -            -             -          -          -              -
Crooks     2002        -      -            -   $  9,750 (1)         -          -              -
Vice       2001        -      -            -   $170,000 (2)         -          -              -
President


William    2003        -      -            -             -          -          -              -
Hannah     2002        -      -            -   $  9,750 (1)         -          -              -
(Former    2001        -      -            -   $170,000 (2)         -          -              -
Chairman)



Footnotes:

(1) Represents an award of 650,000 shares of common stock of the Company, which had a fair market value on March 1, 2002, the date of grant, of $9,750, based on the average of the high and low bid price of $0.015 on such date.

(2) Represents an award of 1,000,000 shares of common stock of the Company, which had a fair market value on July 1, 2001, the date of grant, of $170,000, based on the average of the high and low bid price of $0.17 on such date.


Except as set forth in the above table, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2001, 2002 and 2003.

STOCK  OPTIONS  GRANTED

None.

Item 11  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT.

The following table sets forth certain information concerning ownership of our common stock as of December 31, 2003. The table discloses each person known to be the beneficial owner of more than five percent (5%) of GOMD common stock. The table also shows the stockholdings of our directors, as well as the shares held by directors and executive officers as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided.

Name  and  Address                  Amount  and  Nature         Pct.  of  Class
of  Beneficial  Owner               of  Beneficial
                                    Ownership

Sandra  Vernon                         1,000,000                     5.7%
2051 Springdale Road
Cherry Hill, NJ 08003

William  D.  Hanna                     1,350,000  (1)                7.7%
2051 Springdale Road
Cherry Hill, NJ 08003

David  Reichman                        4,759,000                    27.1%
666 Fifth Avenue,
Suite 302
New York, NY 10103

Gary  Crooks                           1,000,000                     5.7%
10329 185th Street South
Boca Raton, Florida 33498

Executive  Officers  and
Directors  as  a  Group                5,759,000                    32.8%

---------------------------

(1) Includes 115,000 shares of GOMD common stock which may be acquired upon the exercise of outstanding stock options held by Mr. Hanna.


Item 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.


On March 30, 2001, Mr. Hanna provided a non-interest bearing demand loan to the Company of $27,986. See notes to financial statements regarding subsequent events. All monies due to Mr. Hanna have been forgiven in exchange for common stock issued on or about June 27, 2002. Subsequent to such date, Mr. Hanna advanced another $1,200 to the Company as a non-interest bearing loan, which is currently outstanding.

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

The Board of Directors elected two replacement members on April 4, 2001, consisting of Mr. David Reichman and Mr. Gary L. Crooks. Mr. Reichman, after a five year stay with American Express Company, moved on in 1975 to form his own private consulting practice specializing in tax representation and business management. Mr. Crooks is the managing director of a branch office of SAL Financial Services, Inc. Mr. Crooks have more than twenty-five years experience in the financial industry, a third of which were as a senior equity trader at Morgan Stanley.

On February 15, 2001, the principal stockholder of the Company agreed to sell up to 550,000 shares of her personal holdings of the Company's common stock to a purchaser chosen by the Board of Directors, the proceeds from which, net of any personal income tax liability arising from this sale, would be paid to the Company as a capital contribution.

On May 21, 2003, David Reichman purchased 4,100,000 shares of common stock of the Company for in exchange for services required to meet the reporting obligations of the Company in a private transaction intended to be exempt from the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

During 2003, David Reichman loaned the Company the total amount of $10,318 for working capital purposes as a non-interest bearing loan.

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

PART  IV

ITEM 14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

FEES  BILLED  FOR  AUDIT  AND  NON-AUDIT  SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Samuel Klein and Company, CPAs ("Klein & Co.") for our audit of the annual financial statements for the years ended December 31, 2002 and 2003, and all fees billed for other services rendered by Klein & Co. during those periods.

Year  Ended  December  31                      2003                2002
-------------------------                   ----------          ----------

Audit  Fees  (1)                            $    5,500  (2)     $   16,017  (3)
Audit-Related  Fees  (2)                            --                  --
Tax  Fees  (3)                                      --                  --
All  Other  Fees  (4)                               --                  --
Total  Accounting  Fees  and  Services      $    5,500          $   16,017

(1) Audit Fees. These are fees for professional services for our audit of the annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(3) Tax Fees These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(4) All Other Fees These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to the Company by Klein & Co. were pre-approved by our Board of Directors.

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.


Item 15  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     14.1.  Code  of  Ethics
     31.1.  Rule  13a-14(a)/15d-14(a)  Certifications  of  CEO
     31.2.  Rule  13a-14(a)/15d-14(a)  Certification  of  CFO
     32.1.  Section  1350  Certification  if  CEO  and  CFO

(b)  The  following  financial  statements  of GoHealth.MD, Inc. are included in
     Part  II,  Item  7:

Independent  Auditors'  Report

Balance  Sheet-December  31,  2003

Statements  of  Operations  -  period  ended
     December  31,  2003

Statements  of  Cash  Flows  -  years  ended
     December  31,  2003

Statements  of  Stockholders'  Equity  -  years  ended
     December  31,  2003

Notes  to  Financial  Statements


(c) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission for the three months ended December 31, 2003.




                           --Signature Page Follows--




                                   SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            GOHEALTH.MD,  INC.


Date:    April  20,  2004             By:   /s/  David  Reichman
                                            --------------------
                                            David  Reichman
                                            President  and  Chairman