Form 10QSB
period 2004-03-31
GOHEALTH MD INC
filed 2004-05-19
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

                666 Fifth Avenue, Suite 302, New York, NY 10103
                -----------------------------------------------
              (Address of principal executive offices and zip code)

                            Telephone: (212)554-4111

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At March 31, 2004, there were 17,579,603 shares of the Registrant's common stock outstanding, and Company had 644 shareholders of record.


================================================================================

                              INDEX TO FORM 10-QSB



                                                                        Page No.
                                                                        --------

PART  I
-------

Item  1.  Financial Statements

          Balance Sheet - March 31, 2004                                       3

          Statements of Operations - Three Months Ended
          March 31, 2004 and 2003                                              4

          Statements of Cash Flows - Three Months Ended
          March 31, 2004 and 2003                                              5

          Notes to Financial Statements                                      6-9


Item  2.  Management's Discussion and Analysis of Financial Condition
          And Results of Operations                                        10-12


Item  3.  Quantitative and Qualitative Disclosures on Market Risk          12-16


Item  4.  Controls and Procedures                                             16


PART II
-------


Item  1.  Legal Proceedings                                                   17


Item  2.  Changes in Securities                                               17


Item  3.  Defaults Upon Senior Securities                                     17


Item  4.  Submission of Matters to a Vote of Security Holders                 17


Item  5.  Other Information                                                   17


Item  6.  Exhibits                                                            17


                                GOHEALTH.MD, INC.

                           CONSOLIDATED BALANCE SHEETS
=================================================================================

                                                   March  31,        December 31,
                                                      2004               2003
                                                   ----------        ------------
                                                   (Unaudited)         (Audited)


                                     ASSETS
                                     ------

Current Assets:
  Cash                                             $        -        $          -
                                                   ----------        ------------

      Total Current Assets                                  -                   -



      TOTAL ASSETS                                 $        -        $          -
                                                   ==========        ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current Liabilities:
   Notes payable                                   $  113,000        $    113,000
   Accounts payable                                   330,843             331,309
   Accrued expenses                                    28,750              19,000
   Accrued interest payable                            17,107              15,284
   Due to related party                                 1,200               1,200
   Due to officers and directors                       37,626              35,553
                                                   ----------        ------------
      Total Liabilities                               528,526             515,346
                                                   ----------        ------------

Stockholders' Equity (Deficit):
   Common stock ($.01 par value, 25,000,000
     shares authorized, 17,879,117 shares
     issued and outstanding at March 31, 2004
     and December 31, 2003                            178,791             178,791
   Additional paid-in capital                      13,063,379          13,063,379
   Retained earnings (deficit)                    (13,770,696)        (13,757,516)
                                                   ----------        ------------
      Total Stockholders' Equity (Deficit)           (528,526)           (515,346)
                                                   ----------        ------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                             $        -        $          -
                                                   ==========        ============



The accompanying notes are an integral part of these financial statements




                                GOHEALTH.MD, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
=================================================================================


                                                   For the Three Months Ended
                                                   March  31,        March  31,
                                                      2004              2003
                                                   ----------        ----------


   Revenues                                        $        -        $        -

   Cost of Revenues                                         -                 -
                                                   ----------        ----------

      Gross Profit                                          -                 -
                                                   ----------        ----------

Other Expenses:
   General and administrative                          11,357             2,999
   Interest expense                                     1,823             1,823
                                                   ----------        ----------
      Total Other Expenses                             13,180             4,822
                                                   ----------        ----------

      Net Loss                                     $  (13,180)       $   (4,822)
                                                   ==========        ==========


Loss per Share:
   Basic and diluted loss per share                $        -        $        -
                                                   ==========        ==========
   Basic and diluted common shares
     outstanding                                   17,879,117        13,779,117
                                                   ==========        ==========



    The accompanying notes are an integral part of these financial statements



                                GOHEALTH.MD, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
=================================================================================


                                                   For the Three Months Ended
                                                   March  31,        March  31,
                                                      2004              2003
                                                   ----------        ----------

Cash Flows from Operating Activities:
   Net loss                                        $  (13,180)       $   (4,822)
   Adjustments to reconcile net loss to net
   cash used in operating activities:                       -                 -

   Changes in assets and liabilities:
      Decrease in accounts payable                       (466)             (500)
      Increase in accrued expenses                      9,750             2,999
      Increase in accrued interest payable              1,823             1,823
                                                   ----------        ----------
      Net cash used in operating activities            (2,073)             (500)
                                                   ----------        ----------

Cash Flows from Financing Activities:
   Proceeds of loans from officers
     and directors                                      2,073               500
                                                   ----------        ----------
      Net cash provided by financing activities         2,073               500
                                                   ----------        ----------

      Net Increase in Cash                                  -                 -

   Cash, beginning of period                                -             1,380
                                                   ----------        ----------

   Cash, end of period                             $        -        $    1,380
                                                   ==========        ==========


Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                     $        -        $        -
                                                   ==========        ==========
      Taxes                                        $        -        $        -
                                                   ==========        ==========





The accompanying notes are an integral part of these financial statements


                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004


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

As disclosed in the Annual Report on Form 10-KSB for the year ended December 31, 2003, and to date, the Company has experienced significant operating losses, has a stockholders' deficit and negative working capital. Therefore, its ability to continue as a going concern is uncertain and is dependent upon its ability to raise additional financing to meet operating expenses, and its ability to negotiate settlements with creditors to reduce amounts owed to them, and to extend terms upon which they will be paid. It is uncertain if the Company will be successful in raising such financing or negotiating such settlements with its creditors.

Principles  of  Consolidation
-----------------------------

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Impairment  of  Long-Lived  Assets
----------------------------------

The  Company  adopted  Statement of Financial Accounting Standards No. 144 (SFAS
144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a writedown to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                  (Continued)


1.   THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES (Continued)


Earnings  (Loss)  Per  Share
----------------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share," and SEC Staff Accounting Bulletin No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board Statement No. 123 (SFAS 123), "Accounting for Stock Based- Compensation" are applied in accordance with SFAS 123 at the fair value of these options. In December 2002, Statement of Financial Accounting Standards No. 148 was issued (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123 to require a more prominent and tabular disclosure of pro-forma results required by SFAS 123. No stock options were issued during the periods presented in these financial statements. Therefore, the net loss as reported for these periods and the pro-forma loss arising from stock-based compensation expense determined under the fair value method is the same.

Variable  Interest  Entities
----------------------------

On January 1, 2004 the Company adopted Interpretation No. 46 (as revised in December, 2003), "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51," which provides guidance on the identification of and reporting for variable interest entities, including criteria for consideration in determining whether a variable interest entity should be consolidated. Adoption of this pronouncement had no impact on the Company's financial position at March 31, 2004, nor its results of operations for the three months then ended, nor is it expected to have an impact in the future.

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Continued)


2.   INTERIM  PRESENTATION

The December 31, 2003 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003.

The statements of operations for the three months ended Mach 31, 2004 and 2003 are not necessarily indicative of results for the full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.


3.   NOTES  PAYABLE

Notes  payable  is  comprised  of  the  following:


                                                   March  31,      December 31,
                                                      2004             2003
                                                   ----------      ------------


Payable to Facts and Comparisons due
  September 1, 2002, with interest accrued
  at 6% per annum, unsecured, in settlement
  of a trade payable; unpaid to date               $   18,000      $     18,000

Payable to Luckysurf.com due September
  12, 2002 with interest accrued at 6%
  per annum, unsecured, in settement of
  a trade payable; unpaid to date                      30,000            30,000

Payable to Michael Marks ( a stockholder)
  due August 31, 2000 with interest accrued
  at 5% per annum, unsecured; unpaid to date           25,000            25,000

Payable to Steven Goldberg ( a former
  consultant) due July 10, 2002, unsecured
  with interest of 7% accrued if unpaid at
  due date, in settlement of a liability;
  unpaid to date                                       40,000            40,000
                                                   ----------      ------------
                                                   $  113,000      $    113,000
                                                   ----------      ------------

                                GOHEALTH.MD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                  (Continued)


4.   STOCKHOLDER  TRANSACTIONS

The amount due to officers and directors are due to David Reichman, Chairman, President, Chief Executive Officer, director and a stockholder for $25,626, and Gary Crooks, Vice President, director and a stockholder for $12,000. These are non-interest bearing loans that are due on demand, and were advanced to enable the Company to meet its normal and recurring obligations.


5.   SUBSEQUENT  EVENT

On April 9, 2004, David Reichman, Chairman, Chief Executive Officer, and a stockholder transferred 25,000 free-trading shares of common stock of the Company from his personal holdings in exchange for legal services in the amount of $12,750 rendered to the Company in order to meet its filing requirements as a public entity. Of this amount $9,000 was recorded in accrued expenses at March 31, 2004 and $3,750 was incurred in the second quarter of 2004.

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

Nature of Business

For the quarter ending March 31, 2004, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through March 31, 2004, the Company has sustained losses totaling $13,770,696. It has a working capital deficit at March 31, 2004 of $528,526 and revenue generated from advertising and sales of domain names have been $ -0-.

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

Results of Operations

The Company generated revenues of $-0- for the three months ended March 31, 2004 and 2003, respectively. The Company had a gross profit of $-0- for the three months ended March 31, 2004 and 2003, respectively.

For the three months ended March 31, 2004 expenses totaled $13,180 compared with $4,822 for the three months ended March 31, 2003. Expenses included general and administrative expenses of $11,357 and $2,999, respectively for the three months ended March 31, 2004 and 2003. The increase in general and administrative expenses of $8,358 for the three months ended March 31, 2004, compared to the same period ended March 31, 2003, was primarily due to increased legal expenses incurred to meet reporting requirements of a public company.

As a result of the foregoing, the Company suffered a net loss of $13,180 and $4,822 for the three months ended March 31, 2004 and 2003, respectively, or $0.00 per share and $0.00 per share, respectively, for the three month ended
March  31,  2004  and  2003.

Liquidity and Capital Resources

As of March 31, 2004, the Company had a working capital deficit of $528,526. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing, or through a merger or acquisition. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or will be able to obtain the necessary funds to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations. For the three months ended March 31, 2004, the Company received proceeds in the amount of $2,073 through the receipt of monies advanced by officers and directors in the form of loans.

As a result of the financing and operational activities described above, for the three months ended March 31, 2004, cash at the end of the quarter was $-0-.


ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

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

     The Company's independent auditors have indicated in their independent auditor's report for the years ended December 31, 2003 and 2002 that the financial condition of the Company, the working capital deficit and shareholder deficit, and the lack of adequate capital may pose a substantial question of the ability of the Company to continue as a going concern.

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

ITEM  4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer/Principal Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report. Based on that evaluation, they have concluded that our current disclosure controls and procedures are effective in providing the material information required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.  OTHER INFORMATION

ITEM  1.  LITIGATION

No material changes from the litigation previously reported in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5.  OTHER INFORMATION

On April 9, 2004, David Reichman, Chairman, Chief Executive Officer, and a stockholder transferred 25,000 free-trading shares of common stock of the Company from his personal holdings in exchange for legal services in the amount of $12,750 rendered to the Company in order to meet its filing requirements as a public entity. Of this amount $9,000 was recorded in accrued expenses at March 31, 2004 and $3,750 was incurred in the second quarter of 2004.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None.

(b)  Current  Reports  of Form 8-K: The Company filed no current reports on Form
     8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOHEALTH.MD, INC.

Date: May 19, 2004              By: /s/ David Reichman
                                        --------------
                                        David Reichman (CEO, Chairman,
                                        Principal Financial Officer, and
                                        Director)



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


May 19, 2004                                /s/ David Reichman
                                            ------------------
                                            David Reichman
                                            (CEO, Chairman/Principal
                                            Financial Officer and
                                            Director)




                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GOHEALTH MD INC on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Reichman, Chief Executive Officer, Chairman, Principal Financial Officer and Director of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ David Reichman
Date:  May 19, 2004                   ------------------
                                      David Reichman
                                      (CEO, Chairman/Principal Financial
                                      Officer and Director)