Form 10QSB
period 2004-06-30
GOHEALTH MD INC
filed 2004-08-19
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File Number: 001-10382

                            TREE TOP INDUSTRIES, INC.

                            f/k/a GOHEALTH.MD, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                                GOHEALTH.MD, INC.
                                -----------------
                     (former name of small business issuer)

                  NEVADA                                  83-0250943
                  ------                                  ----------
    (State  or  other  jurisdiction  of                (I.R.S.  employer
     incorporation  or  organization)                 identification  no.)

                 666  Fifth  Avenue,  Suite  302,  New York,  NY  10103
               ----------------------------------------------------------
              (Address  of  principal  executive  offices  and  zip  code)

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

At June 30, 2004, there were 20,879,117 shares of the Registrant's common stock outstanding, and Company had 644 shareholders of record.




                              INDEX TO FORM 10-QSB


                                                                       Page  No.
                                                                       ---------
PART  I
-------

Item  1.  Financial  Statements

          Unaudited Balance Sheet - June 30, 2004                            3-4
          Unaudited Statements of Operations - Three Months Ended
          June  30,  2004  and  2003                                           5

          Unaudited Statements of Cash Flows - Three Months Ended
          June  30,  2004  and  2003                                           6

          Notes  to  Financial  Statements                                   7-8


Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  And  Results  of  Operations                           9-11


Item  3.  Quantitative  and  Qualitative  Disclosures  on  Market  Risk       12


Item  4.  Controls  and  Procedures                                           12

PART  II
--------


Item  1.  Legal  Proceedings                                                  13


Item  2.  Changes  in  Securities                                             13


Item  3.  Defaults  Upon  Senior  Securities                                  13


Item  4.  Submission  of  Matters  to  a  Vote  of  Security Holders          13


Item  5.  Other  Information                                                  13


Item  6.  Exhibits                                                            14





                                    TREE TOP INDUSTRIES, INC.
                                   (FORMERLY GOHEALTH.MD INC.)
                                   CONSOLIDATED BALANCE SHEETS
==========================================================================================================

                                                                                June 30,      December 31,
                            ASSETS                                                2004            2003*
                            ------                                            ------------    ------------
                                                                               (Unaudited)      (Audited)

Current  Assets:
   Cash                                                                       $          -    $          -
                                                                              ------------    ------------

      Total Current Assets                                                    $          -    $          -
                                                                              ------------    ------------


      TOTAL ASSETS                                                            $          -    $          -
                                                                              ============    ============



               LIABILITIES  AND  STOCKHOLDERS'  EQUITY  (DEFICIT)
               --------------------------------------------------

Current  Liabilities:
   Notes payable                                                              $    113,000    $    113,000
   Accounts payable                                                                330,793         331,309
   Accrued expenses                                                                 16,000          19,000
   Accrued interest payable                                                         18,930          15,284
   Due to related party                                                              1,200           1,200
   Due to officers and directors                                                    56,876          35,553
                                                                              ------------    ------------
      Total Current Liabilities                                                    536,799         515,346
                                                                              ------------    ------------

Stockholders'  Equity  (Deficit):
   Common stock ($.001 par value, 75,000,000 shares authorized,
   20,879,117 shares issued and outstanding at June 30,2004
   and 17,879,117 at December 31, 2003                                              20,879          17,879
   Additional paid-in capital                                                   13,665,291      13,224,291
   Retained earnings (deficit)                                                 (14,222,969)    (13,757,516)
                                                                              ------------    ------------
      Total Stockholders' Equity (Deficit)                                        (536,799)       (515,346)
                                                                              ------------    ------------

      TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY (DEFICIT)                $          -    $          -
                                                                              ============    ============




* Restated for change in par value of common stock from $.01 to $.001 per share




    The accompanying notes are an integral part of these financial statements






                                          TREE TOP INDUSTRIES, INC.
                                         (FORMERLY GOHEALTH.MD INC.)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
===============================================================================================================

                                         For the Three Months Ended June 30,    For the Six Months Ended June 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

   Revenues                               $          -        $          -       $          -      $          -
                                          ------------        ------------       ------------      ------------

   Cost of Revenues                       $          -        $          -       $          -      $          -
                                          ------------        ------------       ------------      ------------

      Gross Profit                        $          -        $          -       $          -      $          -
                                          ------------        ------------       ------------      ------------


Other  Expenses:
   General and administrative                    6,451               3,766             17,808             6,765
   Directors' and officer's compensation       444,000                   -            444,000                 -
   Interest expense, net                         1,822               1,822              3,645             3,645
                                          ------------        ------------       ------------      ------------
      Total Other Expenses                     452,273               5,588            465,453            10,410
                                          ------------        ------------       ------------      ------------

      Net Loss                            $   (452,273)       $     (5,588)      $   (465,453)     $    (10,410)
                                          ============        ============       ============      ============


Loss  per  Share:
   Basic  and  diluted  loss  per  share  $      (0.02)       $          -       $      (0.03)     $          -
                                          ============        ============       ============      ============
   Basic  and  diluted  weighted  average
   common shares outstanding                19,890,106          15,601,339         18,884,612        14,690,228
                                          ============        ============       ============      ============







The  accompanying  notes  are  an  integral  part  of these financial statements






                                     TREE TOP INDUSTRIES, INC.
                                    (FORMERLY GOHEALTH.MD INC.)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
==========================================================================================================

                                                                                For the Six Months Ended
                                                                                June 30,        June 30,
                                                                                  2004            2003
                                                                              ------------    ------------

Cash  Flows  from  Operating  Activities:
   Net loss                                                                   $   (465,453)   $    (10,410)
   Adjustments  to  reconcile  net  loss  to  net
   cash  used  in  operating  activities:
      Issuance of stock and options for services                                         -             440
      Issuance of stock for compensation of officers and directors                 444,000               -
      Changes  in  assets  and  liabilities:
         Increase (decrease) in accounts payable                                      (516)            326
         Increase (decrease) in accrued expenses                                    (3,000)          5,498
         Increase in accrued interest payable                                        3,646           3,646
                                                                              ------------    ------------
         Net cash used in operating activities                                     (21,323)           (500)
                                                                              ------------    ------------

Cash  Flows  from  Investing  Activities:
         Net cash provided by investing activities                                       -               -
                                                                              ------------    ------------

Cash  Flows  from  Financing  Activities:
   Proceeds of loans from officers and directors                                    21,323             500
   Payments on amounts due to officers and directors                                     -               -
                                                                              ------------    ------------
         Net cash provided by financing activities                                  21,323             500
                                                                              ------------    ------------

         Net Increase (Decrease) in Cash                                                 -               -

   Cash, beginning of period                                                             -           1,380
                                                                              ------------    ------------

   Cash, end of period                                                                   -    $      1,380
                                                                              ============    ============


Supplemental  Disclosures  of  Cash  Flow  Information:
   Cash  paid  during  the  period  for:
      Interest                                                                $          -    $          -
                                                                              ============    ============
      Taxes                                                                   $          -    $          -
                                                                              ============    ============

Supplemental  Disclosures  of  Noncash  Investing
and  Financing  Activities:
   Issuance of common stock to CEO in exchange for his payment of
   accounts  payable and accrued expenses                                     $          -    $     41,385
                                                                              ============    ============


The  accompanying  notes  are  an  integral  part  of these financial statements




                            TREE TOP INDUSTRIES, INC
                          (FORMERLY GOHEALTH.MD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004


1.   THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature  of  Business
--------------------

On July 30, 2004 by resolution of the Board of Directors, the name of the Company was changed from GoHealth.MD Inc. to Tree Top Industries, Inc., the number of shares of common stock the Company is authorized to issue was increased to 75 million from 25 million, and the par value of the common stock was changed from $.01 to $.001 per share. The financial statements for the periods presented in this quarterly report reflect these events.

GoHealth.MD, Inc. ("GoHealth" or "Company"), was incorporated under the laws of the State of Delaware on February 23, 1999. From its inception the Company was engaged in the Internet advertising industry, but never achieved operations. The Company has been attempting to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company could provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

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

                            TREE TOP INDUSTRIES, INC
                          (FORMERLY GOHEALTH.MD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                  (Continued)

1.   THE  COMPANY  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings  (Loss)  Per  Share
----------------------------

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, "Computation of Earnings Per Share," and SEC Staff Accounting Bulletin No.
98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

Reclassifications  and  Restatements
------------------------------------

Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.

The common stock and additional paid-in capital as reflected on the December 31, 2003 balance sheet is restated to reflect the change in par value of the common stock from $.01 to $.001 per share.

2.   INTERIM  PRESENTATION

The December 31, 2003 balance sheet (as restated) was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2004, the results of its operations for the three months and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

The statements of operations for the three months and six months ended June 30, 2004 and 2003 are not necessarily indicative of results for the full year


















                            TREE TOP INDUSTRIES, INC.
                          (FORMERLY GOHEALTH.MD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                  (Continued)


2.   INTERIM  PRESENTATION  (continued)

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

3.   STATEMENTS  OF  OPERATIONS

Fees incurred for services required for the Company to meet its public reporting requirements of $4,000 and $13,000 is included in general and administrative expense for the three and six months ended June 30, 2004, respectively. These amounts were paid on April 9, 2004 by David Reichman, Chief Executive Officer, Chairman and a stockholder, through his transfer of 25,000 free-trading shares of common stock of the Company from his personal holdings to the provider of the services.

4.   NOTES  PAYABLE

Notes  payable  is  comprised  of  the  following:


                                                                                June 30,      December 31,
                                                                                  2004            2003
                                                                              ------------    ------------


Payable to Facts and Comparisons due September 1, 2002,
with interest accrued at 6% per annum, unsecured,
in settlement of a trade payable; unpaid to date                              $     18,000    $     18,000

Payable to Luckysurf.com due September 12, 2002
with interest accrued at 6% per annum, unsecured,
in settement of a trade payable; unpaid to date                                     30,000          30,000

Payable to Michael Marks ( a stockholder) due August 31, 2000
with interest accrued at 5% per annum, unsecured; unpaid to date                    25,000          25,000

Payable to Steven Goldberg ( a former consultant) due
July 10, 2002, unsecured with interest of 7% accrued if
unpaid at due date, in settlement of a liability; unpaid to date                    40,000          40,000
                                                                              ------------    ------------
                                                                              $    113,000    $    113,000
                                                                              ============    ============





























                            TREE TOP INDUSTRIES, INC.
                          (FORMERLY GOHEALTH.MD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                  (Continued)


5.   STOCKHOLDER  TRANSACTIONS

The amount due to officers and directors are due to David Reichman, Chairman, President, Chief Executive Officer, director and stockholder for $44,876, and Gary Crooks, Vice President, director and stockholder for $12,000. These are non-interest bearing loans that are due on demand, and were advanced to enable the Company to meet its normal and recurring obligations.

6.   STOCKHOLDERS'  EQUITY

On July 30, 2004, the Board of Directors authorized the issuance of 1 million shares to each of David Reichman, Chairman, Chief Executive Officer, and stockholder, Gary Crooks, Vice President, director and stockholder, and Anthony Fiordalisi, director and stockholder, as compensation for services rendered to the Company for the period May 1, 2003 through April 30, 2004.

7.   SUBSEQUENT  EVENTS

On July 30, 2004, the Board of Directors authorized changing the name of the Company from GoHealth.MD Inc. to Tree Top Industries Inc., increasing the number of shares of common stock that the Company is authorized to issue from 25 million to 75 million, and changing the par value of the common stock from $.01 per share to $.001 per share. The Board of Directors also authorized setting the maximum number of directors at seven members.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the notes to the statements included elsewhere in this Report.

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

Nature  of  Business

For the quarter ending June 30, 2004, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through June 30, 2004, the Company has sustained losses totaling $14,222,969. It has a working capital deficit at June 30, 2004 of $536,799 and revenue generated from advertising and sales of domain names have totaled only $ -0-.

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

Results  of  Operations

Three  Months  Ended June 30, 2004, compared to Three Months Ended June 30, 2003

The Company generated revenues of $-0- for the three months ended June 30, 2004, and $-0- for the three months ended June 30, 2003. The Company had a gross profit of $-0- for the three months ended June 30, 2004, and $-0- for the three months ended June 30, 2003.

For the three months ended June 30, 2004, expenses totaled $452,273 compared with $5,588 for the three months ended June 30, 2003. The increase in expenses of $446,685 was primarily due to the recognition of directors' and officers' compensation of $444,000 which was authorized by the Board of Directors in the current quarter, that was not authorized in the prior year period.

Six  Months  Ended  June  30,  2004,  compared to Six Months Ended June 30, 2003

The Company generated revenues and gross profit of $-0- for the six months ended June 30, 2004 and 2003.

For the six months ended June 30, 2004 expenses totaled $465,453 compared with $10,410 for six months ended June 30, 2003. The increase in expenses of $455,043 was primarily due to the recognition of directors' and officers' compensation of $444,000 in the current period which was authorized by the Board of Directors in this year to date period, that was not authorized in the prior year period.

As a result of the foregoing the Company had a net loss of $452,273 for the three months and $465,453 for the six months ended June 30, 2004, respectively.

Liquidity  and  Capital  Resources

As of June 30, 2004, the Company had a working capital deficit of $536,799. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing, including continued funding from the Chairman and Chief Executive Officer. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options, or the Chairman will continue to lend funds to the Company, or that the Company will be able to obtain the necessary funds elsewhere to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations.

For the six months ended June 30, 2004, the Company received proceeds in the amount of $21,323 through the receipt of monies advanced by David Reichman, Chairman, Chief Executive Officer and a director in the form of loans. These amounts were used in operations.

As a result of the financing and operational activities described above, for the six months ended June 30, 2004, cash at the end of the period was $-0-.

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

There were no material changes from the litigation previously reported in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

In connection with the Corporation's amendment to its articles of incorporation in which it changed its name to Tree Top Industries, Inc. and increased its authorized capital and decreased the par value of its common stock, the majority shareholders executed an action by written consent.

ITEM  5.  OTHER  INFORMATION

On July 30, 2004, the Board of Directors of the Registrant authorized it to change its name from "GoHealth.MD, Inc." to "Tree Top Industries, Inc.", as well as increase its authorized common stock from 25,000,000 to 75,000,000 shares and decrease the par value of such common stock from $.01 to $.001 per share. Also, the Board of Directors authorized an increase in the Board of Directors to seven members. The name change and capitalization change required an amendment to the Corporation's articles of incorporation, which was approved by written consent of a majority of the outstanding shareholders of the Corporation in accordance with Nevada law.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:  None.

(b) Current Reports on Form 8-K: On August 18, 2004, the Company filed a Current Report on Form 8-K to report that on July 30, 2004 (i) the Board of Directors of the Company and majority shareholders authorized it to change its name to "Tree Top Industries, Inc.", (ii) the Board of Directors authorized an amendment to the Company's By-Laws to provide that the number of members of the Board of Directors would be increased to seven, and (iii) the Board of Directors and majority shareholders authorized the Company to increase the number of authorized shares of common stock to 75,000,000 shares, and to decrease the par value of the common stock from $.01 to $.001 per share.


                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TREE  TOP  INDUSTRIES,  INC.

Date:  August  19,  2004              By:  /s/  David  Reichman
                                           --------------------
                                           David  Reichman  (CEO,  Chairman,
                                           Principal  Financial  Officer,  and
                                           Director)





                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER/
                          PRINCIPAL FINANCIAL OFFICER
                          OF TREE TOP INDUSTRIES, INC.
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  David  Reichman,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Tree Top Industries, Inc.

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








Date:  August  19,  2004                    /s/  David  Reichman
                                            --------------------
                                            David  Reichman
                                           (CEO,  Chairman/Principal
                                            Financial  Officer  and
                                            Director)



                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of TREE TOP INDUSTRIES, INC. on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, David Reichman, Chief Executive Officer, Chairman, Principal Financial Officer and Director of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/  David  Reichman
Date:  August  19,  2004              --------------------
                                      David  Reichman
                                     (CEO,  Chairman/Principal  Financial
                                      Officer  and  Director)