Form 10QSB
period 2004-09-30
GOHEALTH MD INC
filed 2004-11-08
CIK 356590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
      For the quarterly period ended September 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ______to ______

                        Commission file number: 001-10382

                            TREE TOP INDUSTRIES, INC.
                            (f/k/a GoHealth.MD, Inc.)

      --------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

          NEVADA                                                 83-0250943
------------------------------------                      ----------------------
 (State or other jurisdiction of                              (IRS Employer
  incorporation or organization)                            Identification No.)

666 Fifth Avenue, Suite 302, New York, NY                                10103
----------------------------------------                              ----------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (212) 554-4111
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 3, 2004, there were 23,879,117 shares of common stock outstanding.

                            TREE TOP INDUSTRIES, INC.

                                   FORM 10-QSB

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                      INDEX

                                                                                   Page
                                                                                  Number
                                                                                ---------
PART I.  FINANCIAL INFORMATION                                                      2
Item 1. Financial Statements                                                        2
Unaudited Balance Sheet - September 30, 2004                                        2
Unaudited Statements of Operations - Three and Nine Months Ended June 30,
2004 and 2003                                                                       3
Unaudited Statements of Cash Flows- Nine Months Ended June 30, 2004 and
2003                                                                                4
Notes to Financial Statements                                                     5 - 8
Item 2. Management's Discussion and Analysis                                        9

            or Plan of Operations
Item 3. Controls and Procedures                                                     15
PART II.  OTHER INFORMATION                                                         15
Item 1. Legal Proceedings                                                           15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                 15
Item 3. Defaults Upon Senior Securities                                             15
Item 4. Submission of Matters to a Vote of Security Holders                         15
Item 5. Other Information                                                           15
Item 6. Exhibits and Reports on Form 8-K                                            16
Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES                                                                          17

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                            TREE TOP INDUSTRIES, INC.
                          (Formerly GOHEALTH.MD, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,   December 31,
ASSETS                                                   2004           2003*
------                                               ------------    ------------
                                                      (Unaudited) (Audited)
Current Assets:
  Cash                                               $         --    $         --
                                                     ------------    ------------
          Total Current Assets                       $         --    $         --
                                                     ------------    ------------
          TOTAL ASSETS                               $         --    $         --
                                                     ------------    ------------
                                                     ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Notes payable                                      $    113,000    $    113,000
  Accounts payable                                        330,824         331,309
  Accrued expenses                                         15,250          19,000
  Accrued interest payable                                 20,752          15,284

  Due to related party                                      1,200           1,200
  Due to officers and directors                            63,860          35,553
                                                     ------------    ------------
        Total Current Liabilities                         544,886         515,346
                                                     ------------    ------------
Stockholders' Equity (Deficit):
  Common stock ($.001 par value, 75,000,000 shares
    authorized, 23,879,117 shares issued and out-
    standing at September 30, 2004 and 17,879,117
    at December 31, 2003                                   23,879          17,879
  Additional paid-in capital                           13,812,291      13,224,291
  Retained earnings (deficit)                         (14,381,056)    (13,757,516)
                                                     ------------    ------------
        Total Stockholders' Equity (Deficit)             (544,886)       (515,346)
                                                     ------------    ------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                           $         --    $         --
                                                     ------------    ------------
                                                     ------------    ------------

----------

*Restated for change in par value of common stock from $.01 to $.001 per share, and for increase in total authorized shares to 75 million from 25 million.

    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES, INC.
                          (Formerly GOHEALTH.MD, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        For the Three Months Ended      For the Nine Months Ended
                                         September 30,     September 30,  September 30,   September 30,
                                             2004             2003            2004             2003
                                          ------------    ------------    ------------    ------------
Revenues                                  $         --    $         --    $         --    $         --
                                          ------------    ------------    ------------    ------------
Cost of Revenues                                    --              --              --              --
                                          ------------    ------------    ------------    ------------
Gross Profit                                        --              --              --              --
                                          ------------    ------------    ------------    ------------
Other Expenses:
  General and administrative                     6,264           2,509          24,072           9,274
  Directors' and officer's compensation        100,000              --         544,000              --
  Consulting Fees                               50,000              --          50,000              --
  Interest expense, net                          1,823           1,822           5,468           5,467
                                          ------------    ------------    ------------    ------------
        Total Other Expenses                   158,087           4,331         623,540          14,741
                                          ------------    ------------    ------------    ------------
Net Loss                                  $   (158,087)   $     (4,331)   $   (623,540)   $    (14,741)
                                          ============    ============    ============    ============
Loss per Share:
  Basic and diluted loss per share        $      (0.01)   $         --    $      (0.03)   $         --
                                          ============    ============    ============    ============
  Basic and diluted weighted average
    common shares outstanding               21,303,026      17,879,117      19,703,289      15,738,006
                                          ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                            TREE TOP INDUSTRIES, INC.
                          (Formerly GOHEALTH.MD, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------------------
                                                                   For the Nine Months Ended
--------------------------------------------------------------------------------------------
                                                                    September 30, September 30,
--------------------------------------------------------------------------------------------
                                                                        2004         2003
                                                                     ---------    ---------
Cash Flows from Operating Activities:
--------------------------------------------------------------------------------------------
  Net loss                                                           $(623,540)   $ (14,741)
--------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net
--------------------------------------------------------------------------------------------
    cash used in operating activities:
--------------------------------------------------------------------------------------------
      Issuance of stock for services                                    50,000          440
--------------------------------------------------------------------------------------------
      Issuance of stock for compensation of officers and directors     544,000           --
--------------------------------------------------------------------------------------------
  Changes in assets and liabilities:
--------------------------------------------------------------------------------------------
    Increase (decrease) in accounts payable                               (485)         326
--------------------------------------------------------------------------------------------
    Increase (decrease) in accrued expenses                             (3,750)       6,898
--------------------------------------------------------------------------------------------
    Increase in accrued interest payable                                 5,468        5,468
--------------------------------------------------------------------------------------------
        Net cash used in operating activities                          (28,307)      (1,609)
                                                                     ---------    ---------
--------------------------------------------------------------------------------------------
 Cash Flows from Investing Activities:
--------------------------------------------------------------------------------------------
        Net cash provided by investing activities                           --           --
--------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
--------------------------------------------------------------------------------------------
  Proceeds of loans from officers and directors                         28,307        1,609
--------------------------------------------------------------------------------------------
    directors
--------------------------------------------------------------------------------------------
  Payments on amounts due to officers and directors                         --           --
                                                                     ---------    ---------
--------------------------------------------------------------------------------------------
        Net cash provided by financing activities                       28,307        1,609
                                                                     ---------    ---------
--------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                             --           --
--------------------------------------------------------------------------------------------
Cash, beginning of period                                                   --        1,380
                                                                     ---------    ---------
--------------------------------------------------------------------------------------------
Cash, end of period                                                         --    $   1,380
                                                                     ---------    ---------
--------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:
--------------------------------------------------------------------------------------------
  Cash paid during the period for:
--------------------------------------------------------------------------------------------
    Interest                                                         $      --    $      --
                                                                     ---------    ---------
--------------------------------------------------------------------------------------------
    Taxes                                                            $      --    $      --
                                                                     ---------    ---------
--------------------------------------------------------------------------------------------
Supplemental Disclosures of Noncash Investing
--------------------------------------------------------------------------------------------
  and Financing Activities:
--------------------------------------------------------------------------------------------
    Issuance of common stock to CEO in
--------------------------------------------------------------------------------------------
      exchange for his payment of
--------------------------------------------------------------------------------------------
      accounts payable and accrued expenses                          $      --    $  41,385
--------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                            TREE TOP INDUSTRIES, INC.
                          (FORMERLY GOHEALTH.MD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                            TREE TOP INDUSTRIES, INC.
                          (FORMERLY GOHEALTH.MD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The accompanying financial statements consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

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

                            TREE TOP INDUSTRIES, INC.
                          (FORMERLY GOHEALTH.MD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Continued)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications and Restatements

Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.

The common stock and additional paid-in capital as reflected on the December 31, 2003 balance sheet is restated to reflect the change in par value of the common stock from $.01 to $.001 per share.

2. INTERIM PRESENTATION

The December 31, 2003 balance sheet (as restated) was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004, the results of its operations for the three months and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

The statements of operations for the three months and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results for the full year

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

3. STATEMENTS OF OPERATIONS

Fees incurred for services required for the Company to meet its public reporting requirements of approximately $3,500 and $16,500 are included in general and administrative expense for the three months and nine months ended September 30, 2004, respectively. Of these amounts approximately $13,000 was paid on April 9, 2004 by David Reichman, Chief Executive Officer, Chairman and a stockholder, through his transfer of 25,000 free-trading shares of common stock of the Company from his personal holdings to the provider of the services. Approximately $4,000 was recognized in the first quarter of the current fiscal year and approximately $9,000 was recognized in the second quarter.

                            TREE TOP INDUSTRIES, INC.
                          (FORMERLY GOHEALTH.MD, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Continued)

4. NOTES PAYABLE

Notes payable is comprised of the following:

                                                                              September 30,  December 31,
                                                                                  2004         2003
                                                                                 --------   --------
Payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured,
    in settlement of a trade payable; unpaid to date                             $ 18,000   $ 18,000

Payable to Luckysurf.com due September 12, 2002
  with interest accrued at 6% per annum, unsecured,
    in settement of a trade payable; unpaid to date                                30,000     30,000

Payable to Michael Marks ( a stockholder) due August 31, 2000 with interest accrued at 5% per annum,
   unsecured; unpaid to date                                                       25,000     25,000

Payable to Steven Goldberg ( a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if
   unpaid at due date, in settlement of a liability; unpaid to date                40,000     40,000
                                                                                 --------   --------
                                                                                 $113,000   $113,000
                                                                                 ========   ========

5. STOCKHOLDER TRANSACTIONS

The amount due to officers and directors are due to David Reichman, Chairman, President, Chief Executive Officer, director and stockholder for $51,860, and Gary Crooks, Vice President, director and stockholder for $12,000. These are non-interest bearing loans that are due on demand, and were advanced to enable the Company to meet its normal and recurring obligations.

6. STOCKHOLDERS' EQUITY

On July 30, 2004, the Board of Directors authorized the issuance of 1 million shares to each of David Reichman, Chairman, Chief Executive Officer, and stockholder, Gary Crooks, Vice President, director and stockholder, and Anthony Fiordalisi, director and stockholder, as compensation for services rendered to the Company for the period May 1, 2003 through April 30, 2004. The Board of Directors also authorized setting the maximum number of directors at seven members. On September 17, 2004, the Board of Directors authorized the issuance of 1 million shares to each of Frank Benintendo and Mike Valle as compensation for accepting appointment to the Board of Directors and 1 million shares to a consultant for services rendered.

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

Nature of Business

For the quarter ending September 30, 2004, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through September 30, 2004, the Company has sustained losses totaling $14,381,056. It has a working capital deficit at September 30, 2004 of $544,886 and revenue generated from advertising and sales of domain names have totaled only $49,462.

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

Results of Operations

Three Months Ended September 30, 2004, compared to Three Months Ended September 30, 2004.

The Company generated revenues of $-0- for the three months ended September 30, 2004, and $-0- for the three months ended September 30, 2003. The Company had a gross profit of $-0- for the three months ended September 30, 2004, and $-0- for the three months ended September 30, 2003.

For the three months ended September 30, 2004, expenses totaled $158,087 compared with $4,331 for the three months ended September 30, 2003. The increase in expenses of $153,756 was primarily due to consulting fees and the recognition of directors' and officers' compensation of $100,000 which was authorized by the Board of Directors in the current quarter, that was not authorized in the prior year period.

Nine Months Ended September 30, 2004, compared to Nine Months Ended September 30, 2003

The Company generated revenues and gross profit of $-0- for the nine months ended September 30, 2004 and 2003.

For the nine months ended September 30, 2004 expenses totaled $623,540 compared with $14,741 for nine months ended September 30, 2003. The increase in expenses of $608,799 was primarily due to the recognition of directors' and officers' compensation of $544,000 which was authorized by the Board of Directors in this year to date period, that was not authorized in the prior year period.

As a result of the foregoing the Company had a net loss of $158,087 for the three months and $623,540 for the nine months ended September 30, 2004, respectively.

Liquidity and Capital Resources

As of September 30, 2004, the Company had a working capital deficit of $544,886. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing, including continued funding from the Chairman and Chief Executive Officer. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options, or the Chairman will continue to lend funds to the Company, or that the Company will be able to obtain the necessary funds elsewhere to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations.

For the nine months ended September 30, 2004, the Company received proceeds in the amount of $28,307 through the receipt of monies advanced by David Reichman, Chairman, Chief Executive Officer and a director in the form of loans. These amounts were used in operations.

As a result of the financing and operational activities described above, for the nine months ended September 30, 2004, cash at the end of the period was $-0-.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

There were no changes from the litigation previously reported in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2004, the Board of Directors authorized the issuance of 1 million shares to each of David Reichman, Chairman, Chief Executive Officer and a director, Gary Crooks, Vice President and a director, and Anthony Fiordalisi, a director, as compensation for services rendered to the Company for the period May 1, 2003 through April 30, 2004. These shares were granted under an exemption provided by Section 4(2) of the Securities Act of 1933, as an offer and sale of securities not involving a public offering.

On September 17, 2004, the Board of Directors authorized the issuance of 1 million shares to each of Frank Benintendo and Mike Valle as compensation for accepting appointment to the Board of Directors and 1 million shares to a consultant for services rendered. These shares were granted under an exemption provided by Section 4(2) of the Securities Act of 1933, as an offer and sale of securities not involving a public offering.

The Company has not purchased any shares during the third quarter of 2004, whether through a publicly announced plan or program or otherwise.

ITEM 3. Defaults upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On August 29, 2004, the shareholders of the Company authorized the change in the name of the Company from "GoHealth.MD, Inc." to "Tree Top Industries, Inc.", as well as increase its authorized common stock from 25,000,000 to 75,000,000 shares and decrease the par value of such common stock from $.01 to $.001 per share.

ITEM 5. Other Information.

On July 30, 2004, the Board of Directors of the Company authorized the change in the name of the Company from "GoHealth.MD, Inc." to "Tree Top Industries, Inc.", as well as increase its authorized common stock from 25,000,000 to 75,000,000 shares and decrease the par value of such common stock from $.01 to $.001 per share. Also, the Board of Directors authorized an increase in the Board of Directors to seven members. The name change and capitalization change requires an amendment to the Corporation's articles of incorporation, which was approved by written consent of a majority of the outstanding shareholders of the Corporation in accordance with Nevada law.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       Exhibit 31- Certification of President, Chief Executive Officer and Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

       Exhibit 32 - Certification of President, Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TREE TOP INDUSTRIES, INC.


Date:  November 8, 2004                    By : /s/ David Reichman
                                                -------------------------------
                                                     David Reichman
                                                     Chief Executive Officer