Form 10KSB
period 2004-12-31
TREE TOP INDUSTRIES, INC.
filed 2005-05-13
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB

                                 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the fiscal year ended December 31, 2004.

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. [FEE REQUIRED]

                      Commission File Number:  0-10201

                         TREE TOP INDUSTRIES, INC.
     (Exact name of small business issuer as specified in its charter)

                             GOHEALTH.MD, INC.
                   (Former name of small business issuer)

     NEVADA                                                 83-0250943
(State or other jurisdiction of                           (I.R.S. employer
 incorporation  or  organization)                       identification no.)


                        666 Fifth Avenue, Suite 300
                             New York, NY 10103
           (Address of principal executive offices and zip code)

                          Telephone: (775)261-3728
         (Registrant's  telephone  number,  including  area  code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                     Common  Stock,  $0.001  par  value
                             (Title  of  class)

Check whether the issuer (1) filed all reports required to be filed by Section . 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

Issuer's revenues for its most recent fiscal year were $-0-.

The aggregate market value of voting stock held by non-affiliates of the small business issuer, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on April 16, 2004 was $4,691,841.

At April 16, 2005, there were 25,279,117 shares of the Registrant's common stock outstanding, and Company had 643 shareholders of record.

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

On February 23, 1999, Tree Top Industries, Inc. (fka GoHealth.MD, Inc.) ("Tree Top"), was incorporated under the laws of the State of Delaware. On November 10, 1999, Nugget Holding Company merged into Tree Top (fka GoHealth) (the "Merger"). As a result of the Merger, Tree Top (fka GoHealth) became a wholly-owned subsidiary of Nugget Exploration, Inc. Pursuant to the Merger, the shareholders of the Company received 81% of the outstanding common stock of Nugget Exploration, Inc. The accounting year was subsequently changed to the calendar year from a May 31st fiscal year end. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. and then subsequently to Tree Top Industries, Inc. (the "Company").

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

Business Strategy

The Company's primary objective for fiscal 2004 was to identify, and negotiate with a business target(s) for the merger of that entity(ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market.

Transfer  Agent  and  Registrar

The transfer agent and registrar for the common stock of the Company is ComputerShare Trust, 12039 West Alameda Parkway, Lakewood, Colorado 80228, telephone 303-986-5400.

Controls  and  Procedures

(a) On December 31, 2004, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.
                                     3

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

The Company receives mail at 666 Fifth Avenue, Suite, 300, New York, NY
10103.

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

No matters were submitted to a vote of security holders for the year ended December 31, 2004.

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

                                                  High        Low

Period Ended December 31, 2003
     First Quarter                                $  0.08     $  0.03
     Second Quarter                               $  0.21     $  0.03
     Third Quarter                                $  0.30     $  0.05
     Fourth Quarter                               $  0.18     $  0.06

Period Ended December 31, 2004
     First Quarter                                $  0.51     $  0.05
     Second Quarter                               $  0.51     $  0.07
     Third Quarter                                $  0.08     $  0.04
     Fourth Quarter                               $  0.16     $  0.05

At December 31, 2004, the average of the closing bid and asked price for the Company's common stock as reported by the NASD Bulletin Board was $0.13. As of December 31, 2004, the Company had approximately 643 shareholders of record.

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

Plan  of  Operations

The Company's primary objective is to identify, and negotiate with a business target(s) for the merger of that entity (ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market. However, since inception on February 23, 1999, and through December 31, 2004, the Company has sustained losses totaling $14,606,879. It has a working capital deficit at December 31, 2004 of $546,709, and revenue generated from operations in 2004 have amounted to $-0-.

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

We value domain names available for sale as well as the carrying value of websites and investments at the lower of cost or market, or net realizable value, and write down the value of these assets for estimated amounts considered unmarketable or excessive based upon our estimates of recoverability. To the extent actual marketability or realizablity differs from management's estimates, additional write-down would be required.

Results of Operations

For the year ended December 31, 2004 the Company had total revenue of $-0-, and $-0- for the year ended December 31, 2003. For the year ended December 31, 2004 the Company had a net loss of $849,363 or $0.04 per share, compared with a net loss of $21,244 or $0.00 per share for the year ended December 31, 2003.

For the year ended December 31, 2004 expenses totaled $849,363 compared with $21,244 for the year ended December 31, 2003. The increase in expenses was due to the increase in consulting fees, officer salaries and director fees.

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

Liquidity and Capital Resources

Since its inception on February 23, 1999, and through December 31, 2004, the Company has sustained losses totaling $14,606,879. It has a working capital deficit at December 31, 2004 of $546,709 Since inception, the Company has financed operations primarily through private equity financing.

In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or that will be able to obtain the necessary funds to continue to operate.

During 2004 the Company used $28,307 in operating activities, and $28,307 was provided by financing activities primarily from proceeds from loans from officers. As a result of the foregoing there was no change to zero cash balance at the year end December 31, 2004.


For the year ended December 31, 2003, cash decreased $1,380 due to cash used in operating activities of $11,698 and financing activities primarily from the proceeds from loans from officers of $10,318.

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

The Company's stock price had been volatile. The history relating to the prices of newly public companies indicates that there may be significant volatility in the market price of the Company's common stock. As a result, holders of the Company's common stock may be subject to wide fluctuations in the value of their investment. Sales of common stock registered in a public offering could cause a. decline in stock price.
A significant amount of common stock coming on the market at any given time could result in dilution as well as a decline in the price of such stock or increased volatility. Shareholders may face the possible inability to sell in the secondary market. In October 1990, Congress enacted the "Penny Stock Reform Act of 1990" to counter fraudulent practices common in stock transactions of companies which do not meet certain capital requirements, trading price requirements or listings requirements. The Company currently does not meet such requirements and therefore stock transactions involving our common stock would be subject to requirements of the Penny Stock Reform Act including: brokers and/or dealers, prior to effecting a transaction in the common stock, are required to provide investors with written disclosure documents containing information concerning various aspects of the market for our common stock as well as specific information about our common stock and the transaction involving the purchase and sale of the stock, such as price quotes and broker/dealer and associated person compensation; and subsequent to effecting a transaction, the broker is required to deliver monthly or quarterly statements containing specific information about our common stock. These requirements will most likely negatively affect the ability of purchasers herein to sell our common stock in the secondary market, if any.

The Company has not declared and does not intend to declare dividends. Any investor who purchases our common stock should not anticipate receiving any dividends on their common stock at any time in the foreseeable future. Payment of dividends is within the absolute discretion of the board of directors and there can be no assurances that cash dividends will ever be paid on the common stock or that their value will ever increase. The Company has does anticipate. paying any dividends in the future.

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

The Registrant has no current arrangement, agreement, or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Registrant will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Registrant. There can. be no assurance that the Registrant will be able to negotiate a business combination on terms favorable to the Registrant. The Registrant has not established a specific length of operating history or a specified level of earnings, assets, net worth, or other criteria which it will require a target company opportunity to have achieved, or without which the Registrant would not consider a business combination with such business entity. Accordingly, the Registrant may enter into a business combination with a business entity having losses, limited or no potential for earnings, limited assets, no significant operating history, negative net worth, or other negative characteristics.

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

A  Business  Combination  Likely  Will  Result  in  a Change in Control and
Management.

A business combination involving the issuance of the Registrant's common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Registrant. Any such business combination may require shareholders of the Registrant to sell or transfer all or a portion of the Registrant's common stock held by them. The resulting change. in control of the Registrant likely will result in removal of the present officers and directors of the Registrant and a corresponding reduction in or elimination of their participation in the future affairs of the Registrant.

A Business Combination Likely Will Result in a Reduction Of Percentage Share Ownership.

The Registrant's primary plan of operation is based upon the consummation of a business combination with a business entity which, in all likelihood, will result in the Registrant's issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Registrant would result in reduction in percentage of shares owned by the. present shareholders of the Registrant and most likely would result in a change in control or management of the Registrant.

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


The SEC's Requirement Of Audited Financial Statements May Disqualify Business Opportunities.

Management of the Registrant will request that any potential business opportunity provides audited financial statements. One or more potential combination candidates may opt to forego pursuing a business combination with the Registrant rather than incur the burdens associated with preparing audited financial statements. In such case, the Registrant may choose to obtain certain. assurances as to the target company's assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents for such a transaction may include representations that the audited financial statements will not materially differ from the representations included in such closing documents. The Company's dependent auditors have indicated in their independent auditor's report that the financial condition of the Company, the working capital deficit and shareholder deficit, and the lack of adequate capital may pose a substantial question of the ability of the Company to continue as a going concern. See independent auditor's report accompanying our financial statements annexed hereto as an Exhibit.

There can be no assurance that any capital raising efforts, or the operations of the Company, will improve the financial condition or prospects of the Company, or that the Company will continue as a going concern, or that the independent auditors will not raise a similar question in the future.


ITEM 7.  FINANCIAL  STATEMENTS.

                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
                            Financial Statements
                             December 31, 2004





/Letterhead/



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Tree Top Industries, Inc. (formerly Gohealth.MD, Inc.)

We have audited the accompanying balance sheet of Tree Top Industries (formerly Gohealth.MD, Inc.) (a Nevada Corporation) as of December 31, 2004 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries (formerly Gohealth.MD, Inc.) at December 31, 2004 and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Tree Top Industries (formerly Gohealth.MD, Inc.) will continue as a going concern. As discussed in Note 3 to the financial statements, Tree Top Industries (formerly Gohealth.MD, Inc.) has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 29, 2005


                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
                        Consolidated Balance Sheets

                                                                 December
                                                                 31, 2004
                                                               ------------
                                   Assets
Current Assets
--------------
     Cash                                                      $     -
                                                               ------------
      Total Current Assets                                     $     -
                                                               ============

               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
-------------------
     Notes Payable                                             $    113,000
     Accounts Payable                                               330,824
     Accrued Expenses                                                15,250
     Accrued Interest Payable                                        22,575
     Due to Related Party                                             1,200
     Due to Officers and Directors                                   63,860
                                                               ------------
      Total Current Liabilities                                     546,709

Commitments                                                          -
-----------                                                    ------------

Stockholders' Equity (Deficit)
------------------------------
     Common Stock 75,000,000 Shares Authorized at
      $.001 Par Value; 25,279,117 and 17,879,117
      Shares Issued & Outstanding at December 31,
      2004 and 2003, Respectively                                    25,279
     Additional Paid in Capital                                  14,034,891
     Accumulated Deficit                                       (14,606,879)
                                                               ------------
      Total Stockholders' Equity (Deficit)                        (546,709)
                                                               ------------
      Total Liabilities and Stockholders' Equity (Deficit)     $     -
                                                               ============











 The accompanying notes are an integral part of these financial statements.
                                     16

                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Operations

                                                   December      December
                                                   31, 2004      31, 2003
                                                 ------------  ------------

Revenue                                          $     -       $     -
-------                                          ------------  ------------

Expenses
--------
     Professional Fees                                 18,900        -
     Consulting Fees                                  114,000        -
     Officer Salaries                                  74,000        -
     Directors Fees                                   630,000        -
     General & Administrative                           5,172        13,954
                                                 ------------  ------------
      Total Expenses                                  842,072        13,954
                                                 ------------  ------------
      Income (Loss) From Operations                 (842,072)      (13,954)

Other Income (Expenses)
-----------------------
     Interest Expense                                 (7,291)       (7,290)
                                                 ------------  ------------
      Total Other Income (Expenses)                   (7,291)       (7,290)
                                                 ------------  ------------
      Income (Loss) Before Taxes                    (849,363)      (21,244)

      Taxes                                            -             -
                                                 ------------  ------------
      Net (Loss)                                 $  (849,363)  $   (21,244)
                                                 ============  ============

      (Loss) Per Common Share                    $      (.04)  $      (.00)
                                                 ============  ============

      Weighted Average Outstanding Shares          20,844,049    16,306,514
                                                 ============  ============











 The accompanying notes are an integral part of these financial statements.
                                     17

                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
              Consolidated Statements of Stockholders' Equity
              From December 31, 2002 through December 31, 2004


                                                         Additional     Retained
                                    Common Stock          Paid In       Earnings
                                 Shares      Amount       Capital       (Deficit)
                              ----------- -----------  ------------  -------------
Balance, December 31, 2002     13,779,117  $   13,779    13,186,566  $(13,736,272)

Shares issued to Officer for
  Relief of Debt at $0.01 per
  share                         4,100,000       4,100        37,725        -

Net Loss for the Period Ended
  December 31, 2003                 -           -            -            (21,244)
                              ----------- -----------  ------------  -------------
Balance, December 31, 2003     17,879,117      17,879    13,224,291   (13,757,516)

Shares issued for services at
  $0.16 per share               1,400,000       1,400       222,600        -

Shares issued for services at
  $0.05 per share               1,000,000       1,000        49,000        -

Shares issued for compensation
  Expense at $0.11 per share    5,000,000       5,000       539,000        -

Net Loss for the Year Ended
  December 31, 2004                 -           -            -           (849,363)
                              ----------- -----------  ------------  -------------
Balance, December 31, 2004    25,279,117  $    25,279  $ 14,034,891  $(14,606,879)
                              =========== ===========  ============  =============






















 The accompanying notes are an integral part of these financial statements.
                                     18

                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Cash Flows

                                                        December      December
                                                        31, 2004      31, 2003
                                                      ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                            $  (849,363)  $   (21,244)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
     Stock Issued for Compensation Expense                 768,000        -
     Stock Issued for Services                              50,000          440
   Changes in Assets and Liabilities:
     Increase (Decrease) in Accounts Payable                 (485)          802
     Increase (Decrease) in Accrued Expenses               (3,750)        1,014
     Increase (Decrease) in Interest Payable                 7,291         7,290
                                                      ------------  ------------
     Net Cash Provided by Operating Activities            (28,307)      (11,698)

Cash Flows from Investing Activities                        -             -
------------------------------------                  ------------  ------------

   Net Cash Provided by Investing Activities                -             -

Cash Flows from Financing Activities
------------------------------------

  Issuance of Common Stock for Cash                         -             -
  Proceeds from Officer Loans                               28,307        11,698
  Payments on Officer Loans                                 -            (1,380)
                                                      ------------  ------------
   Net Cash Provided by Financing Activities                28,307        10,318
                                                      ------------  ------------
     Net Increase (Decrease) In Cash                        -            (1,380)

     Cash, Beginning of Period                              -              1,380
                                                      ------------  ------------
     Cash, End of Period                              $     -       $     -
                                                      ============  ============

Supplemental Cash Flow Information

   Interest                                           $     -       $     -
   Income Taxes                                             -             -












 The accompanying notes are an integral part of these financial statements.
                                     19

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 1 - CORPORATE HISTORY
--------------------------
On July 30, 2004 by resolution of the Board of Directors, the name of the Company was changed from GoHealth.MD Inc. to Tree Top Industries, Inc., the number of shares of common stock the Company is authorized to issue was increased to 75 million from 25 million, and the par value of the common stock was changed from $.01 to $.001 per share. The financial statements for the periods presented in this annual report reflect these events.

Tree Top Industries, Inc. ("Tree Top" or "Company"), was incorporated under the laws of the State of Delaware on February 23, 1999. From its inception the Company was engaged in the Internet advertising industry, but never achieved operations. The Company has been attempting to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company could provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the United States secondary market.

On November 10, 1999, Tree Top (fka GoHealth) and a wholly-owned subsidiary Nugget Exploration, Inc. (a publicly traded Nevada corporation) completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, Tree Top (fka GoHealth) became a wholly-owned subsidiary of Nugget Exploration Inc. and the wholly-owned subsidiary of Nugget merged with and into Tree Top (fka GoHealth). The stockholders of Tree Top (fka GoHealth) received one share of common stock of Nugget for each share of Tree Top (fka GoHealth) common stock held, resulting in the current stockholders of Tree Top (fka GoHealth) owning approximately 81% of Nugget common stock.

The merger was accounted for as a purchase. However, since the stockholders of Tree Top (fka GoHealth) own approximately 81% of Nugget outstanding shares, and therefore have control, they were deemed to be the acquirer and no step up in basis was reflected and no goodwill was recorded by the company. This accounting treatment is in accordance with the Securities and Exchange Commission staff's view that the acquisition by a public shell of assets of a business from a private company for a significant number of shares should be accounted for at historical costs and accounted for as a reverse merger. Concurrent with this transaction, Nugget Exploration changed its name to GoHealth.MD Inc and then subsequently to Tree Top Industries, Inc.

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

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Principles of Consolidation
---------------------------
The accompanying financial statements as of December 31, 2004 and 2003 and for the years then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Use of Management's Estimates
-----------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain reclassifications have been made to the prior period balances to conform to the current period's presentation.

Stock-Based Compensation
------------------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employees" in accounting for its employee stock option plans. Under APB 25, when the exercise price of the Company's employee stock options equals or is above the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                                                    For the Years Ended
                                                       December 31,
                                                     2004          2003
                                                 ------------  ------------
  Basic Earnings per share:
  Income (Loss) (numerator)                       $ (849,363)   $  (21,244)
  Shares (denominator)                             20,844,049    16,306,514
                                                 ------------  ------------
  Per Share Amount                               $      (.04)  $      (.00)
                                                 ============  ============

Income Taxes
------------
The Company follows Statement of Financial Accounting Standards No. 109, (SFAS 109) "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements
--------------------------------
In December, 2003 the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51," which provided guidance on the identification of and reporting for variable interest entities, including the criteria for consideration in determining whether a variable interest entity should be consolidated. Interpretation No. 46, as revised, is effective for the Company beginning January 1, 2004. The Company does not expect the adoption of this interpretation to have a significant impact on its future financial position or results of operations.

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4 This Statement amends the guidance in ARB No. 43, Chapter 4 Inventory Pricing. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling
costs, and wasted material (spoilage).   SFAS No. 149 is effective for
inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, Amendment of FASB Statement No. 66, Accounting for Sales of Real Estate, which references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 152 will not have an impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 did not have any impact on the Company's financial statements.

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements (continued)
--------------------------------------------
In December 2004, the FASB issued SFAS No. 123 (Revised), Accounting for Stock-Based Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This adoption of SFAS No. 123 (revised) did not have any impact on the Company's financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern.

Since its inception on February 23, 1999, and through December 31, 2004, the Company has sustained losses totaling $14,606,879. It has a working capital deficit at December 31, 2004 of $546,709. Revenues generated from advertising and domain name sales have totaled only $49,462 from its inception through December 31, 2004. Sales of advertising on its websites and sales of its domain names had been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

For the period from inception (February 23, 1999) through December 31, 2004, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing during the current fiscal year has been provided by David Reichman, the present CEO, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 4   RELATED PARTY TRANSACTIONS

Due from officers and directors arose from the purchase from treasury of 550,000 shares of common stock at $.02 per share. This was a non-interest bearing amount that was due on demand. In early April 2002 these officers and directors satisfied this obligation and lent the Company an additional $25,235. Through December 31, 2004, an additional $28,307 was loaned to the Company by David Reichman, CEO, Chairman and President.

On March 29, 2001 William Hanna, former Chairman of the Board of Directors, CEO and director advanced $27,986 to the Company to meet operating expenses. This was a non-interest bearing advance that was due on demand. On June 27, 2002 the $17,986 remaining balance of this advance was forgiven along with a note payable to him and reclassified as additional paid in capital. The balance reflected at December 31, 2003 arose from additional non-interest bearing advances to the Company to meet filing requirements.

NOTE 5 - NOTES PAYABLE


                                                           December 31,  December 31,
The Company has the following note payable obligations:        2004          2003
                                                           ------------  ------------
Note payable to Facts and Comparisons due September 1,
  2002, with interest accrued at 6% per annum, unsecured,
  in settlement of a trade payable; unpaid to date and
  in default                                               $     18,000  $     18,000

Note payable to Luckysurf.com due September 12, 2002 with
  interest accrued at 6% per annum, unsecured, in
  settlement of a trade payable; unpaid to date and in
  default                                                        30,000        30,000

Note payable to Michael Marks (a shareholder) due August
  31, 2000 with interest accrued at 5% per annum,
  unsecured; unpaid to date and in default                       25,000        25,000

Note payable to Steven Goldberg (a former consultant) due
  July 10, 2002, unsecured with interest of 7% accrued if
  unpaid at due date, in  settlement of liability; unpaid
  to date and in default                                         40,000        40,000
                                                           ------------  ------------
     Totals                                                $    113,000  $    113,000
     Less Current Maturities                                  (113,000)     (113,000)
                                                           ------------  ------------
     Total Long-Term Notes Payable                         $     -       $     -
                                                           ============  ============



                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 5 - NOTES PAYABLE (continued)

Following are maturities of long-term debt for each of the next five years:

                                                     Year         Amount
                                                 ------------  ------------
                                                         2005  $    113,000
                                                         2006             -
                                                         2007             -
                                                         2008             -
                                                         2009             -
                                                   Thereafter             -
                                                               ------------
                                                        Total  $    113,000
                                                               ============

None or these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, as indicated in Note 8, Litigation, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note. On December 10, 2001 a note for $75,000 with a remaining balance of $56,800 due to Sandra Vernon, a greater than 5% stockholder, was forgiven by the note holder and the outstanding balance of the note at that date was recorded as additional paid in capital. A note due on December 29, 2000 from Kevin O'Donnell for $50,000, a stockholder and former officer, was forgiven by the note holder on June 27, 2002 in exchange for 75,000 shares of the Company's common stock, and the outstanding balance of the note at that date, as well as accrued interest through that date of $7,685 was recorded as additional paid in capital. In exchange for 250,000 shares of the Company's common stock a note payable of $1,500 due on demand to William Hanna, a stockholder, former CEO and director was forgiven by him on June 27, 2002 as well as accrued interest thereon of $1,561 and an amount reflected as due to related party of $17,986. Pursuant to the terms of this transaction $16,453 was recorded as compensation and $35,000 was recorded as additional paid in capital.

NOTE 6 - INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.


                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 6 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $14,606,879 at December 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

                                                        December 31,
                                                     2004          2003
                                                 ------------  ------------
Deferred tax asset:
  Deferred noncurrent tax asset                  $  4,966,339  $  4,677,555
  Valuation allowance                             (4,966,339)   (4,677,555)
                                                 ------------  ------------
     Total                                       $     -       $     -
                                                 ============  ============

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

The common stock and additional paid-in capital as reflected on the December 31, 2004 and 2003 balance sheets is restated to reflect the change in par value of the common stock from $.01 to $.001 per share which took place during the year. As a result the change in common stock was charged to additional paid in capital. This change has been retroactively restated on the statements of stockholders' equity.

On April 15, 2002 the Company issued 500,000 shares to a consultant pursuant to an agreement for a term of one year. Based on the market price of the common stock at that date, the Company recorded consulting fees of $23,958 and a write-off of unamortized consulting expense of $91,042 due to the uncertainty of future operations. Pursuant to this agreement the Company also recorded a note receivable from the consultant of $15,000 in partial payment for the stock issued, which was collected by the end of the second quarter. On June 27, 2002 the Company issued 250,000 shares of common stock to William Hanna, former CEO in exchange for forgiveness of the remaining balance of a note due him on demand of $1,500 and accrued interest thereon, and the amount reflected as due to related party of $17,986. See Related Party Transactions above.


                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

On June 27, 2002 the Company issued 75,000 shares to a stockholder in exchange for forgiveness of a note payable to him of $50,000 and accrued interest thereon. See Notes Payable.

On May 21, 2003, the Company issued 4,100,000 shares of common stock to David Reichman, CEO, Chairman and President in exchange for his payment of $41,825 of expenses incurred for services needed to meet reporting and filing requirements of a public company. The Company recorded additional paid in capital of $37,725 as a result of this transaction.

On May 26, 2004 the Board of Directors authorized the issuance of 400,000 shares of the Company's common stock at a price of $.16 per share to a marketing and consulting firm and 1,000,000 shares of common stock at a price of $.16 per share to Anthony Fiordalisi for joining the board of directors.

On July 30, 2004, the Board of Directors authorized the issuance of 1 million shares at a price of $.11 per share to each of David Reichman, Chairman, Chief Executive Officer, and stockholder, Gary Crooks, Vice President, director and stockholder, and Anthony Fiordalisi, director and stockholder, as compensation for services rendered to the Company for the period May 1, 2003 through April 30, 2004. The Board of Directors also authorized setting the maximum number of directors at seven members.

On September 17, 2004, the Board of Directors authorized the issuance of 1 million shares at a price of $.11 per share to each of Frank Benintendo and Mike Valle as compensation for accepting appointment to the Board of Directors and 1 million shares at a price of .05 per share to a consultant for services rendered.

Warrants to Purchase Common Stock
---------------------------------
During 1999 the Company offered a total of 500 units at a price of $5,200 per unit and a subscription minimum of 2 units in a private placement to certain accredited investors as this term is defined in Rule 501 of Regulation D of the Securities Act of 1933 as amended. The pricing and terms of the securities were arbitrarily determined by the Company and had no relationship to the Company's assets, book value, results of operations or any other generally accepted criteria of value. Each unit warrant entitled the registered holder thereof to purchase up to 2,000 shares of common stock at $2.50 per share (subject to adjustment as described herein) at any time prior to the earlier of (i) May 31, 2003 or (ii) the date that the respective Unit Warrant was redeemed. If the Company was able to complete an initial public offering ("IPO") of the Common Stock, then beginning 12 months after the IPO, the Unit Warrants would be subject to redemption by the Company at $0.10 per share of the common stock that remained, on thirty (30) days prior written notice if the average closing sales price of the common stock over any 10 consecutive trading days equaled or exceeded 150% of the IPO price per share. During 1999 and to date in connection with the private placement, the Company issued 96,000 shares of its common stock and 96,000 detachable warrants and received proceeds of $249,600. No unit warrants were redeemed by the Company. The remaining outstanding warrants expired on May 31, 2003.


                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Warrants to Purchase Common Stock (continued)
---------------------------------------------
On March 10, 2000 the Company issued a warrant to purchase 100,000 shares of common stock of the Company at $1.50 per share to a consultant pursuant to a one-year consulting agreement. This warrant expires on March 10, 2005
 In connection with this agreement the Company also issued to the consultant 10,000 shares of its common stock on that date. The Company recorded consulting expense of $387,000 over the life of the agreement based on the market value of its common stock on the date of the agreement. As of the date of this report these warrants expired unexercised.

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:

Employee Stock Options
----------------------
In February 1999 the Company reserved a total of 500,000 shares of its common stock for grants of stock options to employees. A total of 230,000 options with an exercise price of $0.50 per share and terms expiring seven
(7) years from the respective dates of grant were granted to two of the officers of the Company at that time.

As referred to in Note 2, the Company has elected to follow the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 (SFAS 123), "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equaled the market value of the underlying stock on the date of grant, no compensation expense was recognized.

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


                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Other Stock Options
-------------------
On May 26, 1999 the Company granted 5,000 options to investment banking consultants for services rendered at an exercise price of $0.50 per share, and 5,000 options which have an exercise price of $1.00 per share. These options expire May 26, 2006 and contain piggyback registration rights. The fair value of these options were estimated at the grant date using the Black Scholes option pricing model and were determined to be immaterial.

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

The activity for employee and other stock options for the periods presented in these financial statements are as follows:

All employee and other stock options were fully vested at December 31, 2004 and 2003.



                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 8   COMMITMENTS AND CONTINGENCIES

Litigation
----------
The Company was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $300,000. The Company reflected this amount in accounts payable at December 31, 2000. Management settled this lawsuit on November 30, 2001 and issued a note payable for $18,000 due September 1, 2002 with interest at 6% per annum in full settlement of this claim. As reflected in Notes Payable, the amount due on this note remains unpaid, and management has indicated that it has received no demand for payment from this note holder.

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount. However, the Company included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2004.

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable at December 31, 2004 and December 31, 2003.

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable.

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2004 and December 31, 2003.

The company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management believed the suit was without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2004.


                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                     Notes to the Financial Statements
                             December 31, 2004

NOTE 9 - OTHER MATTERS

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

On June 11, 2001, the Company received written notification from a stockholder who wishes to recoup his $10,400 investment in a private placement of common stock of the Company that he made in May 1999, and another investment of $2,500 in a private offering of Series A warrants in December 1999. The stockholder alleges that these investments were not suitable for him. There has been no further action with regard to this matter during 2003 or 2004 and the Company continues to assert that the claim is without merit.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 11, 2005, the Company filed on Form 8-K with respect to a Change in Certifying Accountant.

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

CEO  and  CFO  Certifications.  Attached to this annual report, as Exhibits
31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in. the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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



Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can. provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect. the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls. and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our. intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal. Controls that occurred during our most recent fiscal quarter.


PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors, their respective ages and their positions as of December 31, 2004 were as follows:

     Name              Age    Position(s)  and  Office(s)
------------------   -------  -------------------------------------------------------
David  Reichman        61     President,  Chief  Executive  Officer,  Chief Financial
                              Officer  and  Chairman

Gary  Crooks           54     Vice  President  and  Director

Anthony  Fiordalisi    58     Secretary  and  Director

Frank Benintendo       57     Director

Mike Valle             48     Director


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

AUDIT  COMMITTEE  FINANCIAL  EXPERT

The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee.
In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and. concluded that we do not currently have a person that qualifies as such an expert. Presently, there are only three (3) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

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

ITEM 10.  EXECUTIVE  COMPENSATION.

The following tables set forth information with respect to the compensation received for year ended December 31, 2004 by the President and other most highly compensated individuals. No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2004, 2003 and 2002.


                               SUMMARY COMPENSATION TABLE

                               Annual Compensation     Awards            Payouts
                              -------------------- ----------------  ----------------
                                                     Restr                        All
Name &                                      Annual   icted   Securi     LTIP    Other
Principal                           Other   Compen   Stock    -ties   Under-   Compen
Position           Year   Salary    Bonus   sation Options   Awards    lying   sation
                             ($)      ($)      ($)     (#)      (#)      ($)      ($)
-------------------------------------------------------------------------------------
David              2004        -        -        -       -        -        -        -
 Reichman          2003        -        -        -       -        -        -        -
 President         2002        -        -        -  $9,750        -        -        -
                                                       (1)

Gary               2004        -        -        -       -        -        -        -
 Crooks            2003        -        -        -       -        -        -        -
 Vice President    2002        -        -        -  $9,750        -        -        -
                                                       (1)

William            2004        -        -        -       -        -        -        -
 Hannah            2003        -        -        -       -        -        -        -
(Former Chairman)  2002        -        -        -  $9,750        -        -        -
                                                       (1)

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

Except as set forth in the above table, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2002, 2003 and 2004.

STOCK OPTIONS GRANTED

None.



ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
MANAGEMENT.

The following table sets forth certain information concerning ownership of our common stock as of December 31, 2004. The table discloses each person known to be the beneficial owner of more than five percent (5%) of GOMD common stock. The table also shows the stockholdings of our directors, as well as the shares held by directors and executive officers as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided.


Name and Address                      Amount and Nature     Pct.  of  Class
of Beneficial Owner                      of  Beneficial           Ownership
Sandra Vernon                             1,000,000                   4%
2051 Springdale Road
Cherry Hill, NJ 08003

William D.  Hanna                         1,350,000 (1)               5.3%
2051 Springdale Road
Cherry Hill, NJ 08003

David Reichman                            4,759,000                  18.8%
666 Fifth Avenue,
Suite 300
New York, NY 10103

Gary Crooks                               1,000,000                   4%
10329 185th Street South
Boca Raton, Florida 33498

Gibson Management, Inc.                   1,295,800                   5.1%
666 Fifth Ave. Suite 302
New York NY 10103

Frank Benintendo                          1,000,000                   4%
5005 Long Beach Blvd.
Holgate, NJ 08008

Mike Valle                                1,000,000                   4%
629 Snake Den Rd.
West Milford, NJ

Executive Officers and
Directors as a Group                     11,404,800                  45.1%

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

During 2004, David Reichman loaned the Company the total amount of $28,307 for working capital purposes as a non-interest bearing loan.

On May 26, 2004 the Board of Directors authorized the issuance of 400,000 shares of the Company's common stock to a marketing and consulting firm and 1,000,000 shares of common stock to Anthony Fiordaisi for joining the board of directors.


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

On September 17, 2004, the Board of Directors authorized the issuance of 1 million shares to each of Frank Benintendo and Mike Valle as compensation for accepting appointment to the Board of Directors.

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

PART IV

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES BILLED FOR AUDIT AND NON-AUDIT SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Samuel Klein and Company, CPAs ("Klein & Co.") for our audit of the annual financial statements for the years ended December 31, 2003 and 2004, and all fees billed for other services rendered by Klein & Co. during those periods.


Year Ended December 31                     2004              2003
----------------------                --------------    --------------
Audit Fees (1)                        $    5,500 (2)    $    5,500 (2)
Audit-Related Fees (2)                        --                --
Tax Fees (3)                                  --                --
All Other Fees (4)                            --                --
                                      --------------    --------------
Total Accounting Fees and Services    $    5,500        $    5,500


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

We are presently working with our legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's. engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.


Item 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     14.1.  Code  of  Ethics
     31.1.  Rule  13a-14(a)/15d-14(a)  Certifications  of  CEO
     31.2.  Rule  13a-14(a)/15d-14(a)  Certifications  of  CFO
     32.1.  Section  1350  Certifications of  CEO  and  CFO

(b) The following financial statements of Tree Top Industries, Inc. are included in Part II, Item 7:

Independent Auditors' Report

Balance Sheet-December 31, 2004

Statements of Operations - period ended December 31, 2004

Statements of Cash Flows - years ended December 31, 2004

Statements of Stockholders' Equity - years ended December 31, 2004

Notes to Financial Statements


(c) Reports on Form 8-K. There were no reports on Form 8-K filed with the Commission for the three months ended December 31, 2004.



                                 SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   TREE TOP INDUSTRIES, INC.


Date: May 11, 2005                 By: /s/ David Reichman
                                   --------------------------------------
                                           David  Reichman
                                           President  and  Chairman