Form 10QSB
period 2005-03-31
TREE TOP INDUSTRIES, INC.
filed 2005-05-16
CIK 356590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ______to ______

                     Commission file number: 001-10382

                         TREE TOP INDUSTRIES, INC.
                         (f/k/a GoHealth.MD, Inc.)
            ---------------------------------------------------
           (Exact name of Registrant as Specified in its Charter)

     NEVADA                                                 83-0250943
----------------------                                   ------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                         Identification No.)

666 Fifth Avenue, Suite 300, New York, NY                           10103
-----------------------------------------                        ----------
(Address of Principal Executive Offices)                         (Zip Code)

                               (775) 261-3728
                           ---------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 2005, there were 25,279,117 shares of common stock outstanding.


                         TREE TOP INDUSTRIES, INC.
                                FORM 10-QSB
                 FOR THE THREE MONTHS ENDED MARCH 31, 2005

INDEX                                                                Page
                                                                    Number
                                                                  ---------

PART I.  FINANCIAL INFORMATION                                         3

Item 1. Financial Statements                                           3
Unaudited Balance Sheet   March 31, 2005                               4
Unaudited Statements of Operations - Three Months Ended
  March 31, 2005 and 2004                                              5
Unaudited Statements of Cash Flows- Three Months Ended
  March 31, 2005 and 2004                                              6
Notes to Financial Statements                                     7 - 19

Item 2. Management's Discussion and Analysis or Plan of
  Operations                                                          19
Item 3. Controls and Procedures                                       21

PART II.  OTHER INFORMATION                                           22

Item 1. Legal Proceedings                                             22
Item 2. Unregistered Sales of Equity Securities and Use
  of Proceeds                                                         22
Item 3. Defaults Upon Senior Securities                               22
Item 4. Submission of Matters to a Vote of Security Holders           22
Item 5. Other Information                                             22
Item 6. Exhibits and Reports on Form 8-K                              22
Exhibits.

       Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to

       Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES                                                            24


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         Tree Top Industries, Inc.
                            Financial Statements
                               March 31, 2005
                                (unaudited)

















































                                     3

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                        Consolidated Balance Sheets

                                                      March      December
                                                    31, 2005     31, 2004
                                                 ------------  ------------
                                                  (unaudited)
                                   Assets
Current Assets
--------------
  Cash                                           $     -       $     -
                                                 ------------  ------------
   Total Current Assets                          $     -       $     -
                                                 ============  ============

               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
-------------------
  Notes Payable                                  $    113,000  $    113,000
  Accounts Payable                                    335,824       330,824
  Accrued Expenses                                     15,250        15,250
  Accrued Interest Payable                             24,398        22,575
  Due to Related Party                                  1,200         1,200
  Due to Officers and Directors                        69,698        63,860
                                                 ------------  ------------
   Total Current Liabilities                          559,370       546,709

Stockholders' Equity (Deficit)
------------------------------
  Common Stock 75,000,000 Shares Authorized at
   $.01 Par Value; 25,279,117 Shares Issued &
   Outstanding at March 31, 2005 and December
   31, 2004, Respectively                              25,279        25,279
  Additional Paid in Capital                       14,034,891    14,034,891
  Accumulated (Deficit)                          (14,619,540)  (14,606,879)
                                                 ------------  ------------
     Total Stockholders' Equity (Deficit)           (559,370)     (546,709)
                                                 ------------  ------------
     Total Liabilities and Stockholders'
     Equity (Deficit)                            $     -       $     -
                                                 ============  ============










 The accompanying notes are an integral part of these financial statements.
                                     4

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Operations

                                                 For the Three Months Ended
                                                          March 31,
                                                     2005          2004
                                                 ------------  ------------
Revenue                                          $     -       $     -
-------                                          ------------  ------------
Expenses
--------
  Professional Fees                                     6,500        -
  General & Administrative                              4,338        11,357
                                                 ------------  ------------
   Total Expenses                                      10,838        11,357
                                                 ------------  ------------
   Income (Loss) From Operations                     (10,838)      (11,357)

Other Income (Expenses)
-----------------------
  Interest Expense                                    (1,823)       (1,823)
                                                 ------------  ------------
   Total Other Income (Expenses)                      (1,823)       (1,823)
                                                 ------------  ------------
   Income (Loss) Before Taxes                        (12,661)      (13,180)

   Taxes                                               -             -
                                                 ------------  ------------
   Net (Loss)                                    $   (12,661)  $   (13,180)
                                                 ============  ============
   (Loss) Per Common Share                       $     -       $     -
                                                 ============  ============
   Weighted Average Outstanding Shares             25,279,117    17,879,117
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     5

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Cash Flows

                                                 For the Three Months Ended
                                                         March 31,
                                                     2005          2004
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      $    (12,661)  $   (13,180)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
  Changes in Assets and Liabilities:
     Increase (Decrease) in Accounts Payable            5,000         (466)
     Increase (Decrease) in Accrued Expenses           -              9,750
     Increase (Decrease) in Interest Payable            1,823         1,823
                                                 ------------  ------------
     Net Cash Provided by
     Operating Activities                             (5,838)       (2,073)

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

     Net Cash Provided by
     Investing Activities                              -             -

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Officer Loans                           5,838         2,073
                                                 ------------  ------------
     Net Cash Provided by
     Financing Activities                               5,838         2,073

     Net Increase (Decrease) In Cash                   -             -

     Cash, Beginning of Period                         -             -
                                                 ------------  ------------
     Cash, End of Period                         $     -       $     -
                                                 ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                       $     -       $     -
  Income Taxes                                         -             -













 The accompanying notes are an integral part of these financial statements.
                                     6

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

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

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
Principles of Consolidation
---------------------------
The accompanying financial statements as of March 31, 2005 and December 31, 2004 and for the period and year then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------
Earnings (Loss) Per Share
-------------------------
The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin No.
98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

                                                 For the Period/Year Ended
                                                  March 31,    December 31,
                                                     2005          2004
                                                 ------------  ------------
  Basic Earnings per share:
   Income (Loss) (numerator)                     $   (12,661)  $  (849,363)
   Shares (denominator)                            25,279,117    20,844,049
                                                 ------------  ------------
  Per Share Amount                               $      (.00)  $      (.04)
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

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------
Recent Accounting Pronouncements (continued)
--------------------------------------------
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," (SFAS 150). This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that instruments that are redeemable upon liquidation or termination of an issuing subsidiary that has a limited life are considered to be mandatorily redeemable shares in the financial statements of the parent. Accordingly, those non-controlling interests are required to be classified as liabilities and recorded at settlement value by this standard. This statement was effective beginning July 1, 2003 and had no impact on the Company's financial position or results of operations for the year ended December 31, 2003 nor is it expected to have an impact in the future.

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

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)
----------------------------------------------------
Recent Accounting Pronouncements (continued)
--------------------------------------------
In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 did not have any impact on the Company's financial statements.

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

NOTE 3 - GOING CONCERN
----------------------
The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company has no cash or other material assets, nor does it have an established source of revenues sufficient to cover any anticipated operating costs to allow it to continue as a going concern.

Since its inception on February 23, 1999, and through March 31, 2005, the Company has sustained losses totaling $14,619,540. It has a working capital deficit at March 31, 2005 of $559,370. Revenues generated from advertising and domain name sales have totaled only $49,462 from its inception through March 31, 2005. Sales of advertising on its websites and sales of its domain names had been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

For the period from inception (February 23, 1999) through March 31, 2005, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing during the current fiscal year has been provided by David Reichman, the present CEO, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 3 - GOING CONCERN (continued)
----------------------------------
The Company currently is continuing to attempt to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing, including mergers with other companies. It also is seeking to serve as a vehicle for an operating private company to enter into a reverse merger with the Company and thereby enable such private entity to emerge as a public entity.

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

NOTE 4   RELATED PARTY TRANSACTIONS
-----------------------------------
Due from officers and directors arose from the purchase from treasury of 550,000 shares of common stock at $.02 per share. This was a non-interest bearing amount that was due on demand. In early April 2002 these officers and directors satisfied this obligation and lent the Company an additional $25,235. Through March 31, 2005, an additional $5,838 was loaned to the Company by David Reichman, CEO, Chairman and President.

NOTE 5 - NOTES PAYABLE
----------------------

                                                            March 31,    December 31,
                                                               2005          2004
                                                           ------------  ------------
The Company has the following note payable obligations:
Note payable to Facts and Comparisons due September 1,
 2002, with interest accrued at 6% per annum, unsecured,
 in settlement of a trade payable; unpaid to date and in
 default                                                   $     18,000  $     18,000
Note payable to Luckysurf.com due September 12, 2002 with
 interest accrued at 6% per annum, unsecured, in
 settlement of a trade payable; unpaid to date and in
 default                                                         30,000        30,000
Note payable to Michael Marks (a shareholder) due August
 31, 2000 with interest accrued at 5% per annum,
 unsecured; unpaid to date and in default                        25,000        25,000
Note payable to Steven Goldberg (a former consultant)
 due July 10, 2002, unsecured with interest of 7%
 accrued if unpaid at due date, in settlement of
 liability; unpaid to date and in default                        40,000        40,000
                                                           ------------  ------------
  Totals                                                   $   113,000   $   113,000
                                                           ------------  ------------
  Less Current Maturities                                     (113,000)     (113,000)
                                                           ------------  ------------
  Total Long-Term Notes Payable                            $     -       $     -
                                                           ============  ============

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 5 - NOTES PAYABLE (continued)
----------------------------------
Following are maturities of long-term debt for each of the next five years:

                                                      Year        Amount
                                                   ----------  ------------
                                                         2005  $   113,000
                                                         2006        -
                                                         2007        -
                                                         2008        -
                                                         2009        -
                                                   Thereafter        -
                                                               ------------
                                                        Total  $    113,000
                                                               ============

NOTE 6 - INCOME TAXES
---------------------
The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at March 31, 2005 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $14,619,540 at March 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at March 31, 2005 and December 31, 2004:

                                                  March 31,    December 31,
                                                     2005          2004
                                                 ------------  ------------
Deferred tax asset:
 Deferred noncurrent tax asset                   $  4,970,644  $  4,966,339
 Valuation allowance                              (4,970,644)   (4,966,339)
                                                 ------------  ------------
  Total                                          $     -       $     -
                                                 ============  ============

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------
The common stock and additional paid-in capital as reflected on the March 31, 2005 and December 31, 2004 balance sheets is restated to reflect the change in par value of the common stock from $.01 to $.001 per share which took place during the 2004 year. As a result the change in common stock was charged to additional paid in capital. This change has been retroactively restated on the statements of stockholders' equity.

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

On May 26, 2004 the Board of Directors authorized the issuance of 400,000 shares of the Company's common stock at a price of $.16 per share to a marketing and consulting firm and 1,000,000 shares of common stock at a price of $.16 per share to Anthony Fiordaisi for joining the board of directors.

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

Warrants to Purchase Common Stock
---------------------------------
On March 10, 2000 the Company issued a warrant to purchase 100,000 shares of common stock of the Company at $1.50 per share to a consultant pursuant to a one-year consulting agreement. This warrant expires on March 10, 2005
 In connection with this agreement the Company also issued to the consultant 10,000 shares of its common stock on that date. The Company recorded consulting expense of $387,000 over the life of the agreement based on the market value of its common stock on the date of the agreement. At March 10, 2005 all warrants expired unexercised.

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:


                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)
---------------------------------------------------

                                                                             Weighted
                                                                              Average
                                                      Range of  Weighted    Remaining
                                                      Exercise   Average  Contractual
                                                        Prices  Exercise         Life
                                             Shares  Per Share     Price      (Years)
                                          --------- ----------  --------  -----------
Warrants outstanding at January 1, 2004     100,000 $2.50-2.60  $   2.50          .42

Granted                                       -          -         -           -
Exercised                                     -          -         -           -
Expired                                       -          -         -           -
                                          --------- ----------  --------
Warrants outstanding at December 31, 2004   100,000  2.50-2.60      2.50          .42

Granted                                       -          -         -           -
Exercised                                     -          -         -           -
Expired                                   (100,000)       1.50      1.50       -
                                          --------- ----------  --------  -----------
Warrants outstanding at March 31, 2005        -          -         -
                                          ========= ==========  ========

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

                                     15

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)
---------------------------------------------------
Other Stock Options
-------------------
On May 26, 1999 the Company granted 5,000 options to investment banking consultants for services rendered at an exercise price of $0.50 per share, and 5,000 options which have an exercise price of $1.00 per share. These options expire May 26, 2006 and contain piggyback registration rights. The fair value of these options were estimated at the grant date using the Black Scholes option pricing model and were determined to be immaterial.

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



















                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)
---------------------------------------------------
Other Stock Options
-------------------

The activity for employee and other stock options for the periods presented in these financial statements are as follows:

                                                                             Weighted
                                                                              Average
                                                      Range of  Weighted    Remaining
                                                      Exercise   Average  Contractual
                                                        Prices  Exercise         Life
                                             Shares  Per Share     Price      (Years)
                                          --------- ----------  --------  -----------
Options outstanding at January 31, 2003     535,000 $0.50-2.00 $    0.98         5.01

Granted                                       -          -         -           -
Exercised                                     -          -         -           -
Expired                                       -          -         -           -
                                            535,000  0.50-2.00      0.98         0.5
                                          --------- ----------  --------
Options outstanding at December 31, 2003    535,000  0.50-2.00      0.98         4.96

Granted                                       -          -         -           -
Exercised                                     -          -         -           -
Expired                                       -          -         -           -
                                          --------- ----------  --------  -----------
Options outstanding at December 31, 2004    535,000  0.50-2.00  $   0.98         2.96
                                          ========= ==========  ========  ===========

All employee and other stock options were fully vested at March 31, 2005 and December 31, 2004.

NOTE 8   COMMITMENTS AND CONTINGENCIES
--------------------------------------
Litigation
----------
The Company was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $300,000. The Company reflected this amount in accounts payable at December 31, 2000. Management settled this lawsuit on November 30, 2001 and issued a note payable for $18,000 due September 1, 2002 with interest at 6% per annum in full settlement of this claim. As reflected in Notes Payable, the amount due on this note remains unpaid, and management has indicated that it has received no demand for payment from this note holder.


                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 8   COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------
Litigation (continued)
----------------------
The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount. However, the Company included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of March 31, 2005.

Litigation
----------
The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable at March 31, 2005 and December 31, 2004.

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable.

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at March 31, 2005 and December 31, 2004.

The company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management believed the suit was without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through March 31, 2005.











                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 9 - OTHER MATTERS
----------------------
The Company does not have an audit committee of the Board of Directors as required by the Sarbanes-Oxley Act of 2002 and listing requirements of the National Association of Securities Dealers. Management has indicated that it is actively seeking candidates to fill these roles who are independent and meet the financial expertise required by these rules.

On June 11, 2001, the Company received written notification from a stockholder who wishes to recoup his $10,400 investment in a private placement of common stock of the Company that he made in May 1999, and another investment of $2,500 in a private offering of Series A warrants in December 1999. The stockholder alleges that these investments were not suitable for him. There has been no further action with regard to this matter during 2004 or 2005 and the Company continues to assert that the claim is without merit.

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

On February 23, 1999, Tree Top Industries, Inc. (fka GoHealth.MD, Inc.) ("Tree Top"), was incorporated under the laws of the State of Delaware. On November 10, 1999, Nugget Holding Company merged into Tree Top (fka GoHealth) (the "Merger"). As a result of the Merger, Tree Top (fka GoHealth) became a wholly-owned subsidiary of Nugget Exploration, Inc. Pursuant to the Merger, the shareholders of the Company received 81% of the outstanding common stock of Nugget Exploration, Inc. The accounting year was subsequently changed to the calendar year from a May 31st fiscal year end. On January 19, 2000, Nugget Exploration, Inc. changed its name to GoHealth.MD, Inc. and then subsequently to Tree Top Industries, Inc. (the "Company").

Nature of Business

For the quarter ending March 31, 2005, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through March 31, 2005, the Company has sustained losses totaling $14,619,540. It has a working capital deficit at March 31, 2005 of $559,370 and revenue generated from advertising and sales of domain names have totaled only $49,462.

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

Results of Operations

Three Months Ended March 31, 2005, compared to Three Months Ended March 31,
2004.

The Company generated revenues of $-0- for the three months ended March 31, 2005, and $-0- for the three months ended March 31, 2004. The Company had a gross profit of $-0- for the three months ended March 31, 2005, and $-0-for the three months ended March 31, 2004.

For the three months ended March 31, 2005, expenses totaled $12,661 compared with $13,180 for the three months ended March 31, 2004. The minimal change in expenses was primarily due to a decrease in general operating expenses.

Liquidity and Capital Resources

As of March 31, 2005, the Company had a working capital deficit of $559,370. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing, including continued funding from the Chairman and Chief Executive Officer. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options, or the Chairman will continue to lend funds to the Company, or that the Company will be able to obtain the necessary funds elsewhere to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations.

For the three months ended March 31, 2005, the Company received proceeds in the amount of $5,838 through the receipt of monies advanced by David Reichman, Chairman, Chief Executive Officer and a director in the form of loans. These amounts were used in operations.

As a result of the financing and operational activities described above, for the three months ended March 31, 2005, cash at the end of the period was $-0-.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

There were no changes from the litigation previously reported in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

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


                              TREE TOP INDUSTRIES, INC.


Date: May 13, 2005            By : /s/ David Reichman
                              -------------------------------------------
                                       David Reichman
                                       Chief Executive Officer