Form 10-Q
period 2005-09-30
TREE TOP INDUSTRIES, INC.
filed 2005-11-16
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                               (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: September 30, 2005

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

     Registrant's telephone number including area code: (775) 261-3728

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

                            TREE TOP INDUSTRIES, INC.

                                  FORM 10-QSB

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                   INDEX
                                                                   Page No.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

Unaudited Balance Sheets
      September 30, 2005 and December 31, 2004                             3

Unaudited Statements of Operations
     Nine Months Ended September 30, 2005 and 2004                         4

Unaudited Statements of Cash Flows
     Nine Months Ended September 30, 2005 and 2004                         5

Notes to Financial Statements                                           6-15

Item 2.  Management's Discussion and Analysis or Plan of Operations    16-17

Item 3. Controls and Procedures                                           17

PART II   OTHER INFORMATION                                               18

Item 1.   Legal Proceedings                                               18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     18

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matter to a Vote of Security Holders              18

Item 5.   Other Information                                               18

Item 6.   Exhibits and Reports on Form 8-K                                19
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

                                   Page Two

PART I

ITEM 1. FINANCIAL STATEMENTS

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                            Consolidated Balance Sheets
                                   (unaudited)


                                                        September 30, 2005      December 31, 2004
                                                         --------------          --------------
                                           Assets

Current Assets
     Cash                                                $            -          $            -
                                                         --------------          --------------
          Total Current Assets                           $            -          $            -
                                                         --------------          --------------
                                                         --------------          --------------

                           Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Notes Payable                                       $      113,000          $      113,000
     Accounts Payable                                           341,521                 330,824
     Accrued Expenses                                            18,164                  15,250
     Accrued Interest Payable                                    28,042                  22,575
     Due to Related Party                                         1,200                   1,200
     Due to Officers and Directors                               95,352                  63,860
                                                         --------------          --------------
          Total Current Liabilities                             597,279                 546,709


                               Stockholders' Equity (Deficit)

Common Stock 75,000,000 Shares Authorized at
$.001 Par Value; 252,791 Shares Issued &
Outstanding at September 30, 2005 and December 31, 2004
Respectively                                                        253                     253
  Additional Paid-In Capital                                 13,820,891              13,820,891
  Accumulated Deficit                                       (14,443,449)            (14,392,879)
                                                         --------------          --------------

     Total Stockholders' Equity (Deficit)                      (597,279)               (546,709)
                                                         --------------          --------------
     Total Liabilities and
       Stockholders' Equity (Deficit)                    $            -          $            -
                                                         --------------          --------------
                                                         --------------          --------------

                                See accompanying notes to financial statements.

                                                 Page Three

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                       Consolidated Statements of Operations
                                   (unaudited)


                                                     For the Three Months     For the Nine Months
                                                       ended September 30,     ended September 30,
                                                    2005          2004          2005          2004
                                                 ----------    ----------    ----------    ----------
      Revenues                                   $        -    $        -    $        -    $        -

      Operating Expenses

General,Selling and Administrative               $    2,914    $    2,509    $   34,406    $   24,072
Professional Fees                                                       -        10,697
Directors' and Officers' Compensations                    -       100,000             -       544,000
                                                 ----------    ----------    ----------    ----------
              Total Operating Expense                 2,914       102,509        45,103       618,072

              Loss from Operations                   (2,914)     (102,509)      (45,103)     (618,072)

      Other Income (Expense)

Interest Expense                                     (1,822)       (1,822)       (5,467)       (5,468)
                                                 ----------    ----------    ----------    ----------
              Total Other Income (Expense)           (1,822)       (1,822)       (5,467)       (5,468)
                                                 ----------    ----------    ----------    ----------

              Loss Before Taxes                      (4,736)     (104,332)      (50,570)     (673,540)

              Taxes                                       -             -             -             -
                                                 ----------    ----------    ----------    ----------
              Net Operating Loss                 $   (4,736)   $ (452,273)   $  (50,570)   $ (673,540)
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------
              Net Loss per share basic
              and diluted                        $   (18.72)   $  (412.38)  $   (199.88)   $(2,662.21)

     Weighted average number of common
     shares outstanding: basic and diluted              253           253           253           253





                                See accompanying notes to financial statements.

                                                 Page Four

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                         September 30, 2005       September 30, 2004
                                                           -------------           -------------
             Cash Flows from Operating Acivities

Net Loss                                                 $      (450,570)         $     (623,540)
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Issuance of stock and options for services                           -                 544,000
Changes in Assets and Liabilities:
Increase (Decrease) in Accounts Payable	                          45,103                    (485)
Increase (Decrease) in Accrued Expenses	                               0                  (3,750)
Increase (Decrease) in Interest Payable                            5,467                   5,468
                                                           -------------           -------------
Net Cash Provided by
   Operating Activities                                                -                 (28,307)

              Cash Flows from Investing Activities

                                                           -------------           -------------
Net Cash Provided by
   Investing Activities                                                -                       -

              Cash Flows from Financing Activities

Proceeds from Officer Loans                                            -                  28,307
                                                           -------------           -------------
Net Cash Provided by
   Financing Activities                                                -                  28,307
                                                           -------------           -------------
          Net Increase (Decrease) In Cash                              -                       -

          Cash Beginning of Period                                     -                       -
                                                           -------------           -------------
          Cash End of Period                               $           -           $           -
                                                           -------------           -------------
                                                           -------------           -------------
Supplemental Cash Flow Information
     Interest                                                          -                       -
     Income Taxes                                                      -                       -


                                See accompanying notes to financial statements.

                                                 Page Five

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

NOTE 1 - CORPORATE HISTORY

On July 30, 2004 by resolution of the Board of Directors, the name of the Company was changed from GoHealth.MD Inc. to Tree Top Industries, Inc., the number of shares of common stock the Company is authorized to issue was increased to 75 million from 25 million, and the par value of the common stock was changed from $.01 to $.001 per share. On September 30, 2005, the Company's board of directors voted to approve a 100 to 1 reverse stock split on its common stock. The financial statements for the periods presented in this annual report reflect these events.

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

    The accompanying notes are an integral part of these financial statements

                                  Page Six

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements as of September 30, 2005 and December 31, 2004 and for the period and year then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                                   For the Period/Year Ended
                                                  September 30,   December 31,
                                                      2005           2004
          Basic Earnings per share:
               Income (Loss) (numerator)           $(50,570)      $(673,540)
               Shares (denominator)                     253             208
                                                   ----------     ----------
          Per Share Amount                            $(199.88)     $(2,662.21)
                                                   ----------     ----------
                                                   ----------     ----------

    The accompanying notes are an integral part of these financial statements

                                  Page Seven

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

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


    The accompanying notes are an integral part of these financial statements

                                Page Eight

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005


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

Since its inception on February 23, 1999, and through September 30, 2005, the Company has sustained losses totaling $14,443,449. It has a working capital deficit at September 30, 2005 of $597,279. Revenues generated from advertising and domain name sales have totaled only $49,462 from its inception through September 30, 2005. Sales of advertising on its websites and sales of its domain names had been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

For the period from inception (February 23, 1999) through September 30, 2005, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing during the current fiscal year has been provided by David Reichman, the present CEO, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

NOTE 4  RELATED PARTY TRANSACTIONS

Due from officers and directors arose from the purchase from treasury of 5,500 shares of common stock at $2.00 per share. This was a non-interest bearing amount that was due on demand. In early April 2002 these officers and directors satisfied this obligation and lent the Company an additional $25,235. Through September 30, 2005, an additional $27,154 was loaned to the Company by David Reichman, CEO, Chairman and President.


    The accompanying notes are an integral part of these financial statements

                                  Page Nine

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

NOTE 5  NOTES PAYABLE

The Company has the following note payable obligations:

                                                   September 30,  December 31,
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
                                                 --------
                                                 --------

    The accompanying notes are an integral part of these financial statements

                                   Page Ten

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 2005 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $14,443,449 at September 30, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at September 30, 2005 and December 31, 2004:
                                               September 30,       December 31,
                                                   2005               2004
Deferred tax asset:
   Deferred noncurrent tax asset               $4,909,872          $4,897,884
   Valuation allowance                         (4,909,872)         (4,897,884)
          Total                                $        -          $        -


NOTE 7   STOCKHOLDERS' EQUITY (DEFICIT)

The common stock and additional paid-in capital as reflected on the September 30, 2005 and December 31, 2004 balance sheets is restated to reflect the change in par value of the common stock from $.01 to $.001 per share which took place during the 2004 year. As a result the change in common stock was charged to additional paid in capital. On June 30, 2005, the board of directors approved a 100 to 1 reverse split. As a result the change in common stock was charged to additional paid in capital. This change has been retroactively restated on the statements of stockholders' equity.

On May 26, 2004 the Board of Directors authorized the issuance of 4,000 shares of the Company's common stock at a price of $16.00 per share to a marketing and consulting firm and 10,000 shares of common stock at a price of $16.00 per share to Anthony Fiordalisi for joining the board of directors.

    The accompanying notes are an integral part of these financial statements

                                Page Eleven

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

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

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:
                                                                    Weighted
                                                                     Average
                                          Range of     Weighted     Remaining
                                          Exercise      Average    Contractual
                                           Prices       Exercise       Life
                               Shares     Per Share      Price       (Years)
                             ----------   ----------   ----------   ----------
Warrants outstanding at
   January 1, 2004               1,000      $250-260       $250        .42

Granted                              -         -            -           -
Exercised                            -         -            -           -
Expired                              -         -            -           -
                             ----------   ----------   ----------
Warrants outstanding at
   December 31, 2004             1,000      $250-260       $250        .42

Granted                              -         -            -           -
Exercised                            -         -            -           -
Expired                         (1,000)          150        150         -
                             ----------   ----------   ----------

Warrants outstanding at
   September 30, 2005                    -         -            -
                             ----------   ----------   ----------
                             ----------   ----------   ----------

    The accompanying notes are an integral part of these financial statements

                                Page Twelve

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

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

    The accompanying notes are an integral part of these financial statements

                              Page Thirteen

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

NOTE 7   STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Other Stock Options

The activity for employee and other stock options for the periods presented in these financial statements are as follows:

                                                                    Weighted
                                                                     Average
                                          Range of     Weighted     Remaining
                                          Exercise      Average    Contractual
                                           Prices       Exercise       Life
                               Shares     Per Share      Price       (Years)
                             ----------   ----------   ----------   ----------
Warrants outstanding at
   January 1, 2003               5,350    $  50-200       $  98        5.01

Granted                              -            -           -          -
Exercised                            -            -           -          -
Expired                              -    $0.50-2.00      $0.98         .05
                             ----------   ----------   ----------
Warrants outstanding at
   December 31, 2003             5,350    $  50-200       $  98        4.96

Granted                              -         -            -           -
Exercised                            -         -            -           -
Expired                              -         -            -           -
                             ----------   ----------   ----------

Warrants outstanding at
   September 30, 2005            5,350    $  50-200       $  98        2.56
                             ----------   ----------   ----------
                             ----------   ----------   ----------


All employee and other stock options were fully vested at September 30, 2005 and December 31, 2004.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount. However, the Company included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of September 30, 2005.


    The accompanying notes are an integral part of these financial statements

                               Page Fourteen

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2005

NOTE 8   COMMITMENTS AND CONTINGENCIES (continued)

Litigation (continued)

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable at September 30, 2005 and December 31, 2004.

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable.

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at September 30, 2005 and December 31, 2004.

The company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management believed the suit was without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through September 30, 2005.

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

Nature of Business

For the quarter ending September 30, 2005, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through September 30, 2005, the Company has sustained losses totaling $14,438,713. It has a working capital deficit at September 30, 2005 of $592,543 and revenue generated from advertising and sales of domain names have totaled only $49,462.

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

                                 Page Sixteen

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)

Results of Operations

Three Months Ended September 30, 2005, compared to Three Months Ended September 30, 2004.

The Company generated revenues of $-0- for the three months ended September 30, 2005, and $-0- for the three months ended September 30, 2004. The Company had a gross profit of $-0- for the three months ended September 30, 2005, and $-0-for the three months ended September 30, 2004.

For the three months ended September 30, 2005, expenses totaled $4,736 compared with $50,570 for the three months ended September 30, 2004. The decrease in expenses was primarily due to a decrease in general operating expenses. The three months ended September 30, 2004 expenses include $100,000 in director's and officer compensation that was paid through a stock issuance.

Liquidity and Capital Resources

As of September 30, 2005, the Company had a working capital deficit of $597,279. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing, including continued funding from the Chairman and Chief Executive Officer. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options, or the Chairman will continue to lend funds to the Company, or that the Company will be able to obtain the necessary funds elsewhere to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations.

For the three months ended September 30, 2005, the Company had expenses in the amount of $2,914 paid by a potential investor.

As a result of the financing and operational activities described above, for the three months ended September 30, 2005, cash at the end of the period was $-0-.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

There were no changes from the litigation previously reported in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

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



                                           TREE TOP INDUSTRIES, INC.

                                                David Reichman
Date: November 15, 2005            By : /s/ -------------------------------
                                                David Reichman