Form 10KSB/A
period 2004-12-31
TREE TOP INDUSTRIES, INC.
filed 2006-01-20
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB/A
                               Amendment No. 1

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

Controls and Procedures

The Company is exempt from compliance with preparing a management report on internal control over financial reporting and certification of disclosure in its periodic reports. This exemption is based on the Company's status as a "small business issuer" and applies to the annual reports for fiscal years ending on or after April 15, 2005. While some small business issuer's have voluntarily complied with the new disclosure requirement during the exemption period, the Company has elected not to comply until the end of its fiscal year on December 31, 2005. The decision of the Company not to voluntarily prepare the new disclosure is based on the burden and cost of the required collection information.

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

Plan  of  Operations

The Company's primary objective is to identify, and negotiate with a business target(s) for the merger of that entity (ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market. However, since inception on February 23, 1999, and through December 31, 2004, the Company has sustained losses totaling $14,392,879. It has a working capital deficit at December 31, 2004 of $546,709, and revenue generated from operations in 2004 have amounted to $-0-.

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

Results of Operations

For the year ended December 31, 2004 the Company had total revenue of $-0-, and $-0- for the year ended December 31, 2003. For the year ended December 31, 2004 the Company had a net loss of $635,363 or $0.04 per share, compared with a net loss of $21,244 or $0.00 per share for the year ended December 31, 2003.

For the year ended December 31, 2004 expenses totaled $635,363compared with $21,244 for the year ended December 31, 2003. The increase in expenses was due to the increase in consulting fees, officer salaries and director fees.

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

Liquidity and Capital Resources

Since its inception on February 23, 1999, and through December 31, 2004, the Company has sustained losses totaling $14,392,879. It has a working capital deficit at December 31, 2004 of $546,709 Since inception, the Company has financed operations primarily through private equity financing.

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

We conducted our audit in accordance with standards of the PCAOB
(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

As discussed in Note 10 to the consolidated financial statements, there were inconsistencies in the method of valuing stock issuances for services. These inconsistencies were discovered by management as a result of a regulatory review. Accordingly, the consolidated financial statements have been restated to correct these inconsistencies.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 29, 2005 except for Note 10, 2, 3, 6 and 7
dated January 16, 2006


                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
                        Consolidated Balance Sheets

                                                                 December
                                                                 31, 2004
                                                               ------------
                                                                 Restated
                                   Assets
Current Assets
--------------
     Cash                                                      $     -
                                                               ------------
      Total Current Assets                                     $     -
                                                               ============

               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
-------------------
     Notes Payable                                             $    113,000
     Accounts Payable                                               330,824
     Accrued Expenses                                                15,250
     Accrued Interest Payable                                        22,575
     Due to Related Party                                             1,200
     Due to Officers and Directors                                   63,860
                                                               ------------
      Total Current Liabilities                                     546,709

Commitments                                                          -
-----------                                                    ------------

Stockholders' Equity (Deficit)
------------------------------
     Common Stock 75,000,000 Shares Authorized at
      $.001 Par Value; 25,279,117 and 17,879,117
      Shares Issued & Outstanding at December 31, 2004               25,279
     Additional Paid in Capital                                  13,820,891
     Accumulated Deficit                                       (14,392,879)
                                                               ------------
      Total Stockholders' Equity (Deficit)                        (546,709)
                                                               ------------
      Total Liabilities and Stockholders' Equity (Deficit)     $     -
                                                               ============











 The accompanying notes are an integral part of these financial statements.
                                     16

                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Operations

                                                   December      December
                                                   31, 2004      31, 2003
                                                 ------------  ------------
                                                   Restated

Revenue                                          $     -       $     -
-------                                          ------------  ------------

Expenses
--------
     Professional Fees                                 18,900        -
     Consulting Fees                                  114,000        -
     Officer Salaries                                  74,000        -
     Directors Fees                                   416,000        -
     General & Administrative                           5,172        13,954
                                                 ------------  ------------
      Total Expenses                                  628,072        13,954
                                                 ------------  ------------
      Income (Loss) From Operations                 (628,072)      (13,954)

Other Income (Expenses)
-----------------------
     Interest Expense                                 (7,291)       (7,290)
                                                 ------------  ------------
      Total Other Income (Expenses)                   (7,291)       (7,290)
                                                 ------------  ------------
      Income (Loss) Before Taxes                    (635,363)      (21,244)

      Taxes                                            -             -
                                                 ------------  ------------
      Net (Loss)                                 $  (635,363)  $   (21,244)
                                                 ============  ============

      (Loss) Per Common Share                    $      (.03)  $      (.00)
                                                 ============  ============

      Weighted Average Outstanding Shares          20,844,049    16,306,514
                                                 ============  ============











 The accompanying notes are an integral part of these financial statements.
                                     17

                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
              Consolidated Statements of Stockholders' Equity
              From December 31, 2002 through December 31, 2004


                                                         Additional     Retained
                                    Common Stock          Paid In       Earnings
                                 Shares      Amount       Capital       (Deficit)
                              ----------- -----------  ------------  -------------
Balance, December 31, 2002     13,779,117  $   13,779    13,186,566  $(13,736,272)

Shares issued to Officer for
  Relief of Debt at $0.01 per
  share                         4,100,000       4,100        37,725        -

Net Loss for the Period Ended
  December 31, 2003                 -           -            -            (21,244)
                              ----------- -----------  ------------  -------------
Balance, December 31, 2003     17,879,117      17,879    13,224,291   (13,757,516)

Shares issued for services at
  $0.16 per share               1,400,000       1,400       222,600        -

Shares issued for services at
  $0.05 per share               1,000,000       1,000        49,000        -

Shares issued for compensation
  Expense at $0.07 per share
  (Restated)                    3,000,000       3,000       207,000        -

Shares issued for compensation
  Expense at $0.06 per share
  (restated)                    2,000,000       2,000       118,000        -

Net Loss for the Year Ended
  December 31, 2004
  (restated)                        -           -            -           (635,363)
                              ----------- -----------  ------------  -------------
Balance, December 31, 2004
(restated)                    25,279,117  $    25,279  $ 13,820,891  $(14,392,879)
                              =========== ===========  ============  =============






















 The accompanying notes are an integral part of these financial statements.
                                     18

                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Cash Flows

                                                        December      December
                                                        31, 2004      31, 2003
                                                      ------------  ------------
                                                        Restated
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                            $  (635,363)  $   (21,244)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
     Stock Issued for Compensation Expense                 554,000        -
     Stock Issued for Services                              50,000          440
   Changes in Assets and Liabilities:
     Increase (Decrease) in Accounts Payable                 (485)          802
     Increase (Decrease) in Accrued Expenses               (3,750)        1,014
     Increase (Decrease) in Interest Payable                 7,291         7,290
                                                      ------------  ------------
     Net Cash Provided by Operating Activities            (28,307)      (11,698)

Cash Flows from Investing Activities                        -             -
------------------------------------                  ------------  ------------

   Net Cash Provided by Investing Activities                -             -

Cash Flows from Financing Activities
------------------------------------

  Issuance of Common Stock for Cash                         -             -
  Proceeds from Officer Loans                               28,307        11,698
  Payments on Officer Loans                                 -            (1,380)
                                                      ------------  ------------
   Net Cash Provided by Financing Activities                28,307        10,318
                                                      ------------  ------------
     Net Increase (Decrease) In Cash                        -            (1,380)

     Cash, Beginning of Period                              -              1,380
                                                      ------------  ------------
     Cash, End of Period                              $     -       $     -
                                                      ============  ============

Supplemental Cash Flow Information
----------------------------------
   Interest                                           $     -       $     -
   Income Taxes                                             -             -

Supplemental Non-Cash Investing and Financing
Activities
---------------------------------------------
   Issuance of Stock to Chairman in Exchange
     for Payment for Services Required to Meet
     Reporting Obligations                                  -             41,385








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

Earnings (Loss) Per Share (Restated)
------------------------------------

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

                                                    For the Years Ended
                                                       December 31,
                                                     2004          2003
                                                 ------------  ------------
  Basic Earnings per share:
  Income (Loss) (numerator) (restated)            $ (635,363)   $  (21,244)
  Shares (denominator)                             20,844,049    16,306,514
                                                 ------------  ------------
  Per Share Amount (restated)                    $      (.03)  $      (.00)
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

NOTE 3 - GOING CONCERN (Restated)

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

Since its inception on February 23, 1999, and through December 31, 2004, the Company has sustained losses totaling $14,392,879. It has a working capital deficit at December 31, 2004 of $546,709. Revenues generated from advertising and domain name sales have totaled only $49,462 from its inception through December 31, 2004. Sales of advertising on its websites and sales of its domain names had been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

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

NOTE 6 - INCOME TAXES (Restated)

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

NOTE 6 - INCOME TAXES (Restated) (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes.
There were no temporary differences at December 31, 2004 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $14,392,879 at December 31, 2004. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2004 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2004 and 2003:

                                                        December 31,
                                                     2004          2003
                                                 ------------  ------------
Deferred tax asset:
  Deferred noncurrent tax asset                  $  4,893,579  $  4,677,555
  Valuation allowance                             (4,893,579)   (4,677,555)
                                                 ------------  ------------
     Total                                       $     -       $     -
                                                 ============  ============

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (Restated)

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

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (Restated) (continued)

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

On July 30, 2004, the Board of Directors authorized the issuance of 1 million shares at a price of $.07 per share to each of David Reichman, Chairman, Chief Executive Officer, and stockholder, Gary Crooks, Vice President, director and stockholder, and Anthony Fiordalisi, director and stockholder, as compensation for services rendered to the Company for the period May 1, 2003 through April 30, 2004. The Board of Directors also authorized setting the maximum number of directors at seven members.

On September 17, 2004, the Board of Directors authorized the issuance of 1 million shares at a price of $.06 per share to each of Frank Benintendo and Mike Valle as compensation for accepting appointment to the Board of Directors and 1 million shares at a price of $.06 per share to a consultant for services rendered.

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 have been restated to correct an inconsistency in valuing two stock issuances for compensation. The original stock issuances were valued at a weighted average stock price due to the volatility of the Company's stock trading price. It was determined by management as a result of regulatory review, that the share issuances should be valued at the market value of the stock at the date of issuance. The change to the financial statements due to this change in valuation was a decrease in "directors fees" expense of $214,000, thus decreasing the net loss in the same amount. The balance sheet was affected with a decrease in Additional Paid In capital and an increase in Retained Deficits, thus creating a net change in equity of $0. A summary of the effects of the restatement on the income statement for the year ended December 31, 2004 is as follows:

                                              As Originally
                                                  Filed         Restated
                                                 12/31/04       12/31/04
                                              -------------  -------------
Revenues                                      $     -        $      -

Total Expenses                                     842,072       628,072

Income (Loss) from Operations                     (842,072)     (628,072)

Other Income (Expenses)                             (7,291)       (7,291)

Net (Loss)                                        (849,363)     (635,363)

(Loss) per common share                               (.04)         (.03)





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 11, 2005, the Company filed on Form 8-K with respect to a Change in Certifying Accountant.

ITEM 8a.  Controls  and  Procedures.

The Company is exempt from compliance with preparing a management report on internal control over financial reporting and certification of disclosure in its periodic reports. This exemption is based on the Company's status as a "small business issuer" and applies to the annual reports for fiscal years ending on ar after April 15, 2005. While some small business issuer's have voluntarily complied with the new disclosure requirement during the exemption period, the Company has elected not to comply until the end of its fiscal year on December 31, 2005. The decision of the Company not to voluntarily prepare the new disclosure is based on the burden and cost of the required collected information.


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


Item 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  Exhibits

     14.1.  Code  of  Ethics
     32.1.  Section  1350  Certifications of  CEO  and  CFO

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


                                   TREE TOP INDUSTRIES, INC.


Date: January 20, 2006             By: /s/ David Reichman
                                   --------------------------------------
                                           David  Reichman
                                           President  and  Chairman