Form 10QSB/A
period 2005-03-31
TREE TOP INDUSTRIES, INC.
filed 2006-01-20
CIK 356590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 1

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
                                                 ============  ============

               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
-------------------
  Notes Payable                                  $    113,000  $    113,000
  Accounts Payable                                    337,324       330,824
  Accrued Expenses                                     15,250        15,250
  Accrued Interest Payable                             24,398        22,575
  Due to Related Party                                  1,200         1,200
  Due to Officers and Directors                        69,198        63,860
                                                 ------------  ------------
   Total Current Liabilities                          559,370       546,709

Stockholders' Equity (Deficit)
------------------------------
  Common Stock 75,000,000 Shares Authorized at
   $.01 Par Value; 25,279,117 Shares Issued &
   Outstanding at March 31, 2005 and December
   31, 2004, Respectively                              25,279        25,279
  Additional Paid in Capital                       14,034,891    14,034,891
  Accumulated (Deficit)                          (14,619,540)  (14,606,879)
                                                 ------------  ------------
     Total Stockholders' Equity (Deficit)           (559,370)     (546,709)
                                                 ------------  ------------
     Total Liabilities and Stockholders'
     Equity (Deficit)                            $     -       $     -
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
                                                 ============  ============


 The accompanying notes are an integral part of these financial statements.
                                     5

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Cash Flows

                                                 For the Three Months Ended
                                                         March 31,
                                                     2005          2004
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Loss                                      $    (12,661)  $   (13,180)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
  Changes in Assets and Liabilities:
     Increase (Decrease) in Accounts Payable            6,500         (466)
     Increase (Decrease) in Accrued Expenses           -              9,750
     Increase (Decrease) in Interest Payable            1,823         1,823
                                                 ------------  ------------
     Net Cash Provided by
     Operating Activities                             (4,338)       (2,073)

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

     Net Cash Provided by
     Investing Activities                              -             -

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Officer Loans                           4,338         2,073
                                                 ------------  ------------
     Net Cash Provided by
     Financing Activities                               4,338         2,073

     Net Increase (Decrease) In Cash                   -             -

     Cash, Beginning of Period                         -             -
                                                 ------------  ------------
     Cash, End of Period                         $     -       $     -
                                                 ============  ============

Supplemental Cash Flow Information
----------------------------------
  Interest                                       $     -       $     -
  Income Taxes                                         -             -













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

NOTE 4   RELATED PARTY TRANSACTIONS
-----------------------------------
Due from officers and directors arose from the purchase from treasury of 550,000 shares of common stock at $.02 per share. This was a non-interest bearing amount that was due on demand. In early April 2002 these officers and directors satisfied this obligation and lent the Company an additional $25,235. Through March 31, 2005, an additional $4,338 was loaned to the Company by David Reichman, CEO, Chairman and President.

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

For the three months ended March 31, 2005, the Company received proceeds in the amount of $4,338 through the receipt of monies advanced by David Reichman, Chairman, Chief Executive Officer and a director in the form of loans. These amounts were used in operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company is exempt from compliance with Section 404 of the Sarbannes-Oxley Act of 2002 to include in its annual report of management on the Company's internal control over financial reporting until it files its annual report for the fiscal year ending on or after April 15, 2005.
The Company's fiscal year end is December 31, 2005 after which the first report will be required in compliance with the new rules.

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


                              TREE TOP INDUSTRIES, INC.


Date: January 20, 2006        By : /s/ David Reichman
                              -------------------------------------------
                                       David Reichman
                                       Chief Executive Officer