Form 10KSB/A
period 2004-12-31
TREE TOP INDUSTRIES, INC.
filed 2006-02-15
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB/A
                               Amendment No. 2

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


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 29, 2005 except for Note 10, 2, 3, 6 and 7
dated January 16, 2006


/Letterhead/



                        INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
GoHealth.MD, Inc.
New York, NY 10103

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of GoHealth.MD, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GoHealth.MD, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                           /S/ Samuel Klein and Company
                                               Samuel Klein and Company
                                               Certified Public Accountants

Newark, New Jersey
March 3, 2004




/Footer/
                                     16


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








 The accompanying notes are an integral part of these financial statements.
                                     20

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


Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


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


                                   TREE TOP INDUSTRIES, INC.


Date: February 14,2006             By: /s/ David Reichman
                                   --------------------------------------
                                           David  Reichman
                                           President  and  Chairman