Form 10QSB/A
period 2005-03-31
TREE TOP INDUSTRIES, INC.
filed 2006-02-15
CIK 356590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-QSB/A
                               Amendment No. 2

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


                              TREE TOP INDUSTRIES, INC.


Date: February 14, 2006       By : /s/ David Reichman
                              -------------------------------------------
                                       David Reichman
                                       Chief Executive Officer