Form 10KSB/A
period 2004-12-31
TREE TOP INDUSTRIES, INC.
filed 2006-03-27
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-KSB/A
                               Amendment No. 3

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

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:

                                                                             Weighted
                                                    Range of    Weighted      Average
                                                    Exercise     Average  Contractual
                                                       Price    Exercise         Life
                                         Shares    Per Share       Price      (Years)
                                    -----------  ----------- -----------  -----------
Warrants outstanding at
    January 1, 2003                    202,000    $1.50-2.60 $      2.01         1.28

Granted                                  -            -           -            -
Exercised                                -            -           -            -
Expired                               (102,000)         1.50        1.50       -
                                    -----------  ----------- -----------
Warrants outstanding at
    December 31, 2004                  100,000     2.50-2.60        2.50          .42
Granted                                  -            -           -            -
Exercised                                -            -           -            -
Expired                                  -            -           -            -
                                    -----------  ----------- -----------
Warrants outstanding at
     March 31, 2005                     100,000  $      1.50 $      1.50          .05
                                    ===========  =========== ===========


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

The activity for employee and other stock options for the periods presented in these financial statements are as follows:

                                                                              Weighted
                                                                               Average
                                                       Range of   Weighted    Remaining
                                                       Exercise    Average  Contractual
                                                         Prices   Exercise        Life
                                             Shares   Per Share      Price     (Years)
                                          ---------- ----------- --------- -----------
Options outstanding at January 1, 2003      535,000  $0.50-2.00  $   0.98        5.01
     Granted                                   -          -           -          -
     Exercised                                 -          -           -          -
     Expired                                   -          -           -          -
                                                      0.50-2.00      0.98         .05
                                          ---------- ----------- ---------
Options Outstanding at December 31, 2003    535,000   0.50-2.00      0.98        4.96
     Granted                                   -          -           -          -
     Exercised                                 -          -           -          -
     Expired                                   -          -           -          -
                                          ---------- ----------- ---------
Options outstanding at December 31, 2004    535,000  $0.50-2.00  $   0.98        2.96
                                          ========== =========== =========

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


                                   TREE TOP INDUSTRIES, INC.


Date: March 27,2006                By: /s/ David Reichman
                                   --------------------------------------
                                           David  Reichman
                                           President  and  Chairman