Form 10QSB/A
period 2005-03-31
TREE TOP INDUSTRIES, INC.
filed 2006-03-27
CIK 356590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                               FORM 10-QSB/A

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from ______to ______

                     Commission file number: 001-10382

                         TREE TOP INDUSTRIES, INC.
                         (f/k/a GoHealth.MD, Inc.)
    --------------------------------------------------------------------
           (Exact name of Registrant as Specified in its Charter)

     NEVADA                                                 83-0250943
------------------------------------                 ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                          Identification No.)

666 Fifth Avenue, Suite 300, New York, NY                          10103
------------------------------------------                     ------------
(Address of Principal Executive Offices)                         (Zip Code)

                               (775) 261-3728
      ---------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

                                   INDEX

                                                                     Page
                                                                    Number
                                                                  ---------

PART I.  FINANCIAL INFORMATION                                        2

Item 1.   Financial Statements                                        2
          Unaudited Balance Sheet   March 31, 2005                    3
          Unaudited Statements of Operations -
             Three Months Ended March 31, 2005 and 2004               4
          Unaudited Statements of Cash Flows -
             Three Months Ended March 31, 2005 and 2004               5
          Notes to Financial Statements                            6-18

Item 2.   Management's Discussion and Analysis or
               Plan of Operations                                    18
Item 3.   Controls and Procedures                                    20

PART II.  OTHER INFORMATION                                          20

Item 1.   Legal Proceedings                                          20
Item 2.   Unregistered Sales of Equity Securities and Use
               of Proceeds                                           20
Item 3.   Defaults Upon Senior Securities                            21
Item 4.   Submission of Matters to a Vote of Security Holders        21
Item 5.   Other Information                                          21
Item 6.   Exhibits and Reports on Form 8-K                           21

Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES                                                           22

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements

                         Tree Top Industries, Inc.
                            Financial Statements
                               March 31, 2005
                                (unaudited)

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                        Consolidated Balance Sheets
                                   Assets

                                                     March       December
                                                   31, 2005      31, 2004
                                                 ------------  ------------
                                                  (unaudited)    (Restated)
                                                   (Restated)
Current Assets
--------------
 Cash                                            $     -       $     -
                                                 ------------  ------------
  Total Current Assets                           $     -       $     -
                                                 ============  ============
Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
-------------------
 Notes Payable                                   $    113,000  $    113,000
 Accounts Payable                                     337,324       330,824
 Accrued Expenses                                      15,250        15,250
 Accrued Interest Payable                              24,398        22,575
 Due to Related Party                                   1,200         1,200
 Due to Officers and Directors                         68,198        63,860
                                                 ------------  ------------
  Total Current Liabilities                           559,370       546,709

Stockholders' Equity (Deficit):
-------------------------------
 Common Stock 75,000,000 Shares Authorized at
  $.01 Par Value; 25,279,117 Shares Issued &
  Outstanding at March 31, 2005 and December
  31, 2004, Respectively                               25,279        25,279
 Additional Paid in Capital                        13,820,891    13,820,891
 Accumulated (Deficit)                           (14,405,540)  (14,392,879)
                                                 ------------  ------------
  Total Stockholders' Equity (Deficit)              (559,370)     (546,709)
                                                 ------------  ------------
  Total Liabilities and Stockholders'
  Equity (Deficit)                               $     -       $     -
                                                 ============  ============



 The accompanying notes are an integral part of these financial statements
                                     4

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Operations

                                                 For the Three Months Ended
                                                          March 31,
                                                     2005          2004
                                                 ------------  ------------
Revenue                                          $     -       $     -
-------                                          ------------  ------------

Expenses
--------
 Professional Fees                                      6,500        -
 General & Administrative                               4,338        11,357
                                                 ------------  ------------
  Total Expenses                                       10,838        11,357

  Income (Loss) From Operations                      (10,838)      (11,357)

Other Income (Expenses)
-----------------------
 Interest Expense                                     (1,823)       (1,823)
                                                 ------------  ------------
  Total Other Income (Expenses)                       (1,823)       (1,823)
                                                 ------------  ------------
  Income (Loss) Before Taxes                         (12,661)      (13,180)

  Taxes                                                -             -
                                                 ------------  ------------
  Net (Loss)                                     $   (12,661)  $   (13,180)
                                                 ============  ============
  (Loss) Per Common Share                        $     -       $     -

  Weighted Average Outstanding Shares              25,279,117    17,879,117



 The accompanying notes are an integral part of these financial statements
                                     4


                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                   Consolidated Statements of Cash Flows

                                                 For the Three Months Ended
                                                          March 31,
                                                     2005          2004
                                                 ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Loss                                        $   (12,661)  $   (13,180)
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
 Changes in Assets and Liabilities:
   Increase (Decrease) in Accounts Payable              6,500         (466)
   Increase (Decrease) in Accrued Expenses             -              9,750
   Increase (Decrease) in Interest Payable              1,823         1,823
                                                 ------------  ------------
   Net Cash Provided by
   Operating Activities                               (4,338)       (2,073)

Cash Flows from Investing Activities                   -             -
------------------------------------             ------------  ------------

  Net Cash Provided by
  Investing Activities                                 -             -

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Officer Loans                            4,338         2,073
                                                 ------------  ------------
  Net Cash Provided by
   Financing Activities                                 4,338         2,073
                                                 ------------  ------------
   Net Increase (Decrease) In Cash                     -             -

   Cash, Beginning of Period                     $     -       $     -
                                                 ------------  ------------
   Cash, End of Period                           $     -       $     -
                                                 ============  ============
Supplemental Cash Flow Information
----------------------------------
  Interest                                       $     -       $     -
  Income Taxes                                         -             -



 The accompanying notes are an integral part of these financial statements
                                     6

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

                                                  For the Period/Year Ended
                                                  March 31,    December 31,
                                                    2005           2004
                                                ------------   ------------
 Basic Earnings per share:
  Income (Loss) (numerator)                     $   (12,661)   $  (635,363)
  Shares (denominator)                            25,279,117     20,844,049
                                                ------------   ------------
 Per Share Amount                               $      (.00)   $      (.03)
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

Since its inception on February 23, 1999, and through March 31, 2005, the Company has sustained losses totaling $14,405,540. It has a working capital deficit at March 31, 2005 of $559,370. Revenues generated from advertising and domain name sales have totaled only $49,462 from its inception through March 31, 2005. Sales of advertising on its websites and sales of its domain names had been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

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

NOTE 5 - NOTES PAYABLE

                                                             March 31,   December 31,
                                                               2005          2004
                                                           ------------  ------------
The Company has the following note payable obligations:

Note payable to Facts and Comparisons due September 1,
 2002, with interest accrued at 6% per annum, unsecured,
 in settlement of a trade payable; unpaid to date and in
 default                                                        $18,000       $18,000
Note payable to Luckysurf.com due September 12, 2002 with
 interest accrued at 6% per annum, unsecured, in settlement
 of a trade payable; unpaid to date and in default               30,000        30,000
Note payable to Michael Marks (a shareholder) due August
 31, 2000 with interest accrued at 5% per annum, unsecured;
 unpaid to date and in default                                   25,000        25,000
Note payable to Steven Goldberg (a former consultant) due
 July 10, 2002, unsecured with interest of 7% accrued if
 unpaid at due date, in settlement of liability; unpaid to
 date and in default                                             40,000        40,000
                                                           ------------  ------------
   Totals                                                  $    113,000  $    113,000
   Less Current Maturities                                    (113,000)     (113,000)
                                                           ------------  ------------
   Total Long-Term Notes Payable                           $     -       $     -
                                                           ============  ============

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 5 - NOTES PAYABLE (continued)

Following are maturities of long-term debt for each of the next five years:

                                                      Year         Amount
                                                   -----------  -----------
                                                          2005  $   113,000
                                                          2006            -
                                                          2007            -
                                                          2008            -
                                                          2009            -
                                                    Thereafter            -
                                                                -----------
                                                         Total  $   113,000
                                                                ===========

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

The Company has cumulative net operating loss carryforwards of $14,405,540 at March 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at March 31, 2005 and December 31, 2004:

                                                   March 31,   December 31,
                                                     2005          2004
                                                 ------------  ------------
Deferred tax asset:
 Deferred noncurrent tax asset                   $  4,897,884  $  4,893,579
 Valuation allowance                              (4,897,884)   (4,893,579)
                                                 ------------  ------------
   Total                                         $     -       $     -
                                                 ============  ============
                                     13

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

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:

                         Tree Top Industries, Inc.
                        (formerly Gohealth.MD, Inc.)
                Notes to the Unaudited Financial Statements
                               March 31, 2005

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

                                                                             Weighted
                                                    Range of    Weighted      Average
                                                    Exercise     Average  Contractual
                                                       Price    Exercise         Life
                                         Shares    Per Share       Price      (Years)
                                    -----------  ----------- -----------  -----------
Warrants outstanding at
    January 1, 2004                    100,000    $2.50-2.60 $      2.50          .42

Granted                                  -            -           -            -
Exercised                                -            -           -            -
Expired                                  -            -           -            -
                                    -----------  ----------- -----------
Warrants outstanding at
    December 31, 2004                  100,000     2.50-2.60        2.50          .42
Granted                                  -            -           -            -
Exercised                                -            -           -            -
Expired                               (100,000)         1.50        1.50       -
                                    -----------  ----------- -----------
Warrants outstanding at
     March 31, 2005                      -            -           -
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

NOTE 10   RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 and three months ended March 31, 2005, have been restated to correct an inconsistency in valuing two stock issuances for compensation. The original stock issuances were valued at a weighted average stock price due to the volatility of the Company's stock trading price. It was determined by management as a result of a regulatory review, that the share issuances should be valued at the market value of the stock at the date of issuance. The change to the financial statements due to this change in valuation was a decrease in "directors fees" expense of $214,000, thus decreasing the net loss in the same amount. The balance sheets at December 31, 2004 and March 31, 2005 were affected with a decrease in Additional Paid in Capital and an increase in Retained deficits, thus creating at net change in equity of $0. A summary of the effects of the restatement on the income statement for the year ended December 31, 2004 is as follows.


                                                As Originally
                                                     Filed       Restated
                                                   12/31/04      12/31/04
                                                 ------------  ------------
Revenues                                               -             -

Total Expenses                                        842,072       628,072

Income (Loss) from Operations                       (842,072)     (628,072)

Other Income (Expense)                                (7,291)       (7,291)

Net (Loss)                                          (849,363)     (635,363)

(Loss) per common share                                 (.04)         (.03)


There was no effect on the income statements for the three months ended March 31, 2005 and 2004.


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



                                   TREE TOP INDUSTRIES, INC.


Date: March 27, 2006               By : /s/ David Reichman
                                   -------------------------------
                                            David Reichman
                                            Chief Executive Officer