Form 10QSB/A
period 2005-06-30
TREE TOP INDUSTRIES, INC.
filed 2006-03-28
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                             FORM 10-QSB/A

                               (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2005

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


                                   INDEX
                                                                   Page No.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

Unaudited Balance Sheets
      June 30, 2005 and December 31, 2004                               3

Unaudited Statements of Operations
     Three Months Ended June 30, 2005 and 2004                          4

Unaudited Statements of Cash Flows
     Three Months Ended June 30, 2005 and 2004                          5

Notes to Financial Statements                                        6-15

Item 2.  Management's Discussion and Analysis or Plan of Operations 16-17

Item 3. Controls and Procedures                                        17

PART II - OTHER INFORMATION                                            18

Item 1.   Legal Proceedings                                            18

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds                                                     18

Item 3.   Defaults upon Senior Securities                              18

Item 4.   Submission of Matter to a Vote of Security Holders           18

Item 5.   Other Information                                            18

Item 6.   Exhibits and Reports on Form 8-K                             19

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

                                   Page Two

PART I

ITEM 1. FINANCIAL STATEMENTS

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                            Consolidated Balance Sheets
                                   (unaudited)

                                                  June 30,     December 31,
                                                    2005           2004
                                                ------------   ------------
                                                  (Restated)     (Restated)
                                   Assets

Current Assets
  Cash                                          $     -       $     -
                                                ------------   ------------
        Total Current Assets                          -             -
                                                ============   ============

               Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
  Notes Payable                                 $    112,000  $    113,000
  Accounts Payable                                   341,521       330,824
  Accrued Expenses                                    15,250        15,250
  Accrued Interest Payable                            26,220        22,575
  Due to Related Party                                 1,200         1,200
  Due to Officers and Directors                       95,352        63,860
                                                ------------  ------------
     Total Current Liabilities                       592,352       546,709

Stockholders' Equity (Deficit)

  Common Stock 75,000,000 Shares Authorized at
    $.001 Par Value; 252,791 Shares Issued &
    Outstanding at June 30, 2005 and December
    31, 2004 Respectively                                253           253
  Additional Paid-In Capital                      13,845,917    13,845,917
  Accumulated Deficit                           (14,438,713)  (14,392,879)
                                                ------------  ------------
      Total Stockholders' Equity (Deficit)         (592,543)     (546,709)
                                                ------------  ------------
      Total Liabilities and
      Stockholders' Equity (Deficit)            $     -       $     -
                                                ============  ============

              See accompanying notes to financial statements.

                                 Page Three

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                       Consolidated Statements of Operations
                                   (unaudited)

                                  For the Three Months       For the Six Months
                                     ended June 30,           ended June 30,
                                   2005          2004          2005         2004
                               ------------  ------------  ------------ ------------
                                              (Restated)                 (Restated)
Operating Expenses
  General, Selling and
   Administrative              $     27,154  $      6,451  $     31,492  $    17,808
  Professional Fees                   4,197         -            10,697            -
  Directors' and Officers'
   Compensations                                  230,000                    230,000
  Interest Expense                    1,822         1,822         3,645        3,645
                               ------------  ------------  ------------ ------------
     Net Operating Loss              33,173       238,273        45,834      251,453
                               ============  ============  ============ ============
     Net Loss per share basic
     and diluted                       0.13          0.94          0.18         0.99
                               ============  ============  ============ ============
Weighted average number of
common shares outstanding:
  basic and diluted                 252,791       252,791      252,791       188,461
                               ============  ============  ============ ============






              See accompanying notes to financial statements.

                                 Page Four

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                    June           June
                                                   30, 2005      30, 2004
                                                ------------   ------------
                                                                (restated)
Cash Flows from Operating Activities

  Net Loss                                      $   (45,834)  $   (251,453)
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
   Issuance of stock and options for services              0        230,000
  Changes in Assets and Liabilities:
   Increase (Decrease) in Accounts Payable            42,189          (516)
   Increase (Decrease) in Accrued Expenses                 0        (3,000)
   Increase (Decrease) in Interest Payable             3,645          3,646
                                                ------------   ------------
Net Cash Provided by Operating Activities                  0       (21,323)

Cash Flows from Investing Activities                       0              0
                                                ------------   ------------
Net Cash Provided by Investing Activities                  0              0

Cash Flows from Financing Activities
  Proceeds from Officer Loans                              0         21,323
                                                ------------   ------------
Net Cash Provided by Financing Activities                  0         21,323
                                                ------------   ------------
Net Increase (Decrease) In Cash                            0              0

Cash Beginning of Period                                   0              0
                                                ------------   ------------
Cash End of Period                              $          0   $          0
                                                ============   ============

Supplemental Cash Flow Information
  Interest                                      $          -  $          -
  Income Taxes                                             -             -


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

On November 10, 1999, Tree Top (fka GoHealth) and a wholly-owned subsidiary Nugget Exploration, Inc. (a publicly traded Nevada corporation) completed a planned Stock Exchange Agreement and Plan of Merger. Under the terms of the agreement, Tree Top (fka GoHealth) became a wholly-owned subsidiary of Nugget Exploration Inc. and the wholly-owned subsidiary of Nugget merged with and into Tree Top (fka GoHealth). The stockholders of Tree Top (fka GoHealth)received one share of common stock of Nugget for each share of Tree Top (fka GoHealth) common stock held, resulting in the current stockholders of Tree Top (fka GoHealth) owning approximately 81% of Nugget common stock.

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


                                  Page Seven

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                                 June 30, 2005

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES (continued)

                                                  For the Period/Year Ended
                                                    June 30,   December 31,
                                                      2005           2004
                                                  ------------ ------------
     Basic Earnings per share:
       Income (Loss) (numerator)                  $   (45,834) $  (635,363)
       Shares (denominator)                            252,791      208,440
                                                  ------------ ------------
       Per Share Amount                           $      (.18) $     (3.05)
                                                  ============ ============

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


Recent Accounting Pronouncements (continued)

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

NOTE 3  GOING CONCERN (continued)

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

NOTE 5  NOTES PAYABLE

The Company has the following note payable obligations:

                                                   June 30,    December 31,
                                                     2005          2004
                                                 ------------  ------------
Note payable to Facts and Comparisons due
   September 1, 2002,with interest accrued at
   6% per annum, unsecured, in settlement
   of a trade payable; unpaid to date and
   in default                                    $     18,000  $     18,000
Note payable to Luckysurf.com due September 12,
   2002 with interest accrued at 6% per annum,
   unsecured, in settlement of a trade
   payable; unpaid to date and in default              30,000        30,000
Note payable to Michael Marks (a shareholder)
   due August 31, 2000 with interest accrued at
   5% per annum, unsecured; unpaid to date
   and in default                                      25,000        25,000
Note payable to Steven Goldberg (a former
   consultant) due July 10, 2002, unsecured
   with interest of 7% accrued if unpaid at due
   date, in settlement of liability; unpaid to
   date and in default                                 40,000        40,000
                                                 ------------  ------------
         Totals                                  $    113,000  $    113,000
         Less Current Maturities                     (113,000)    (113,000)
                                                 ------------  ------------
         Total Long-Term Notes Payable           $          -  $          -
                                                 ============  ============

                                   Page Ten

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                                 June 30, 2005

NOTE 5  NOTES PAYABLE (continued)

Following are maturities of long-term debt for each of the next five years:

                                     Year         Amount
                                     2005        $113,000
                                     2006               -
                                     2007               -
                                     2008               -
                                     2009               -
                                  Thereafter            -
                                                 --------
                                    Total        $113,000
                                                 ========

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

The deferred tax asset and the valuation account is as follows at June 30, 2005 and December 31, 2004:
                                              June 30,  December 31,
                                                2005       2004
Deferred tax asset:
   Deferred noncurrent tax asset             $4,909,162 $4,897,884
   Valuation allowance                      (4,909,162) (4,893,579)
                                            ----------- -----------
          Total                             $        -  $        -
                                            =========== ===========

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

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:

                                                                  Weighted
                                                                   Average
                                        Range of     Weighted     Remaining
                                       Exercise      Average    Contractual
                                          Prices     Exercise      Life
                            Shares     Per Share      Price       (Years)
                          ----------   ----------   ----------   ----------
Warrants outstanding at
   January 1, 2004               1,000      $250-260       $250        .42

Granted                              -         -            -           -
Exercised                            -         -            -           -
Expired                              -         -            -           -
                             ----------   ----------   ----------
Warrants outstanding at
   December 31, 2004             1,000      $250-260       $250        .42

Granted                              -         -            -           -
Exercised                            -         -            -           -
Expired                         (1,000)          150        150         -
                             ----------   ----------   ----------

Warrants outstanding at
   June 30, 2005                    -         -            -
                             ==========   ==========   ==========

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

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                                 June 30, 2005

NOTE 7   STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Other Stock Options

The activity for employee and other stock options for the periods presented in these financial statements are as follows:
                                                                   Weighted
                                                                    Average
                                        Range of     Weighted     Remaining
                                       Exercise      Average    Contractual
                                         Prices       Exercise       Life
                             Shares     Per Share      Price       (Years)
                          ----------   ----------   ----------   ----------
Warrants outstanding at
   January 1, 2003               5,350    $  50-200       $  98        5.01

Granted                              -            -           -          -
Exercised                            -            -           -          -
Expired                              -    $0.50-2.00      $0.98         .05
                             ----------   ----------   ----------
Warrants outstanding at
   December 31, 2003             5,350    $  50-200       $  98       4.96

Granted                              -         -            -           -
Exercised                            -         -            -           -
Expired                              -         -            -           -
                             ----------   ----------   ----------
Warrants outstanding at
   June 30, 2005                 5,350    $  50-200       $  98       2.56
                             ==========   ==========   ==========

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

NOTE 10   RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 and six months ended June 30, 2004, have been restated to correct an inconsistency in valuing two stock issuances for compensation. The original stock issuances were valued at a weighted average stock price due to the volatility of the Company's stock trading price. It was determined by management as a result of a regulatory review, that the share issuances should be valued at the market value of the stock at the date of issuance. The change to the financial statements due to this change in valuation was a decrease in "directors fees" expense of $214,000, thus decreasing the net loss in the same amount. The balance sheets at December 31, 2004 and June 30, 2005 were affected with a decrease in Additional Paid in Capital and an increase in Retained deficits, thus creating at net change in equity of $0. A summary of the effects of the restatement on the income statement for the year ended December 31, 2004 is as follows.

                                Page Fifteen


                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)

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

The three and six months ended June 30, 2004 were effected with a decrease of 214,000 to director fees thus increasing the net loss by the same amount. The statement of cashflows had corresponding adjustments to shares issued for services.


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

                                 Page Sixteen
In order to continue to finance operations the Company will need to continue to receive funds from the exercise of options and warrants, through other equity or debt financing or through successfully negotiating a merger with an operating company. There can be no assurance that the Company will continue to receive any proceeds from these sources or that a merger candidate can be identified and an agreement negotiated.

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



                               Page Seventeen

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

                               Page eighteen
ITEM 5. Other Information.

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



                                          TREE TOP INDUSTRIES, INC.

                                                David Reichman
Date: March 27, 2006            By : /s/ -------------------------------
                                                David Reichman