Form 10QSB/A
period 2005-09-30
TREE TOP INDUSTRIES, INC.
filed 2006-03-28
CIK 356590

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2005, there were 252,791 shares of common stock outstanding

                            TREE TOP INDUSTRIES, INC.

                                  FORM 10-QSB/A

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

                                   Page Two

PART I

ITEM 1. FINANCIAL STATEMENTS

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                            Consolidated Balance Sheets
                                   (unaudited)


                                                        September 30, 2005      December 31, 2004
                                                         --------------          --------------
                                           Assets	    (Restated)            (Restated)

Current Assets
     Cash                                                $            -          $            -
                                                         --------------          --------------
          Total Current Assets                           $            -          $            -
                                                         --------------          --------------
                                                         --------------          --------------

                           Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Notes Payable                                       $      113,000          $      113,000
     Accounts Payable                                           341,521                 330,824
     Accrued Expenses                                            18,164                  15,250
     Accrued Interest Payable                                    28,042                  22,575
     Due to Related Party                                         1,200                   1,200
     Due to Officers and Directors                               95,352                  63,860
                                                         --------------          --------------
          Total Current Liabilities                             597,279                 546,709


                               Stockholders' Equity (Deficit)

Common Stock 75,000,000 Shares Authorized at
$.001 Par Value; 252,791 Shares Issued &
Outstanding at September 30, 2005 and December 31, 2004
Respectively                                                        253                     253
  Additional Paid-In Capital                                 13,845,917              13,845,917
  Accumulated Deficit                                       (14,443,449)            (14,392,879)
                                                         --------------          --------------

     Total Stockholders' Equity (Deficit)                      (597,279)               (546,709)
                                                         --------------          --------------
     Total Liabilities and
       Stockholders' Equity (Deficit)                    $            -          $            -
                                                         --------------          --------------
                                                         --------------          --------------

                                See accompanying notes to financial statements.

                                                 Page Three

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                       Consolidated Statements of Operations
                                   (unaudited)


                                                     For the Three Months     For the Nine Months
                                                       ended September 30,     ended September 30,
                                                    2005          2004          2005          2004
                                                 ----------    ----------    ----------    ----------
								(Restated)                  (Restated)

      Revenues                                   $        -    $        -    $        -    $        -

      Operating Expenses

General,Selling and Administrative               $    2,914    $    6,265    $   34,406    $   24,072
Professional Fees                                                       -        10,697
Directors' and Officers' Compensations                    -       100,000             -       330,000
                                                 ----------    ----------    ----------    ----------
              Total Operating Expense                 2,914       106,265        45,103       354,072

              Loss from Operations                   (2,914)     (106,265)      (45,103)     (354,072)

      Other Income (Expense)

Interest Expense                                     (1,822)       (1,822)       (5,467)       (5,468)
                                                 ----------    ----------    ----------    ----------
              Total Other Income (Expense)           (1,822)       (1,822)       (5,467)       (5,468)
                                                 ----------    ----------    ----------    ----------

              Loss Before Taxes                      (4,736)     (108,087)      (50,570)     (359,540)

              Taxes                                       -             -             -             -
                                                 ----------    ----------    ----------    ----------
              Net Operating Loss                 $   (4,736)   $ (108,087)   $  (50,570)   $ (359,540)
                                                 ----------    ----------    ----------    ----------
                                                 ----------    ----------    ----------    ----------
              Net Loss per share basic
              and diluted                        $   ( 0.02)   $   (0.43)    $    (0.20)   $  (  1.42)

     Weighted average number of common
     shares outstanding: basic and diluted          252,791       252,791       252,791       252,791





                                See accompanying notes to financial statements.

                                                 Page Four

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                         September 30, 2005       September 30, 2004
                                                           -------------           -------------
             Cash Flows from Operating Acivities            (Restated)               (Restated)

Net Loss                                                 $      (50,570)         $      (359,540)
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Issuance of stock and options for services                           -                 330,000
Changes in Assets and Liabilities:
Increase (Decrease) in Accounts Payable	                          45,103                    (485)
Increase (Decrease) in Accrued Expenses	                               0                  (3,750)
Increase (Decrease) in Interest Payable                            5,467                   5,468
                                                           -------------           -------------
Net Cash Provided by
   Operating Activities                                                -                 (28,307)

              Cash Flows from Investing Activities

                                                           -------------           -------------
Net Cash Provided by
   Investing Activities                                                -                       -

              Cash Flows from Financing Activities

Proceeds from Officer Loans                                            -                  28,307
                                                           -------------           -------------
Net Cash Provided by
   Financing Activities                                                -                  28,307
                                                           -------------           -------------
          Net Increase (Decrease) In Cash                              -                       -

          Cash Beginning of Period                                     -                       -
                                                           -------------           -------------
          Cash End of Period                               $           -           $           -
                                                           -------------           -------------
                                                           -------------           -------------
Supplemental Cash Flow Information
     Interest                                                          -                       -
     Income Taxes                                                      -                       -


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


NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2004 and nine months ended September 30, 2004, have been restated to correct an inconsistency in valuing two stock issuances for compensation. The original stock issuances were valued at a weighted average stock price due to the volatility of the Company's stock trading price. It was determined by management as a result of a regulatory review, that the share issuances should be valued at the market value of the stock at the date of issuance. The change to the financial statements due to this change in valuation was a decrease in "directors fees" expense of $214,000, thus decreasing the net loss in the same amount. The balance sheets at December 31, 2004 and September 30, 2005 were affected with a decrease in Additional Paid in Capital and an increase in Retained deficits, thus creating at net change in equity of $0. A summary of the effects of the restatement on the income statement for the year ended December 31, 2004 is as follows.


						As Originally
                                                     Filed              Restated
						    12/31/04		12/31/04
Revenues                                              -                       -

Total Expenses					   842,072		   628,072

Income (Loss) from Operations			  (842,072)		  (628,072)

Other Income (Expense)				    (7,291)		    (7,291)

Net (Loss)					  (849,363)		  (635,363)

(Loss) per common share				      (.04)		      (.03)

The nine months ended June 30, 2004 were effected with a decrease of 214,000 to director fees thus increasing the net loss by the same amount. The statement of cashflows had corresponding adjustments to shares issued for services.



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