Form 10KSB
period 2005-12-31
TREE TOP INDUSTRIES, INC.
filed 2006-04-24
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB

                                      (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                         For the fiscal year ended: December 31, 2005
                                          OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRIED)

                              Commission File Number: 001-10382

                              TREE TOP INDUSTRIES, INC.
               (Exact name of registrant as specified in its charter)

                                  GOHEALTH.MD, INC.
                       (Former name of small business issuer


                 Nevada                                  83-0250943
     (State  or  other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

                             666 Fifth Avenue, Suite 300
                                New York, NY 10103
             (Address of principal executive offices and Zip Code)

                                 (775) 261-3728
                Registrant's telephone number including area code

             Securities registered pursuant to Section 12(b) of the Act:
                                        None
               Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $0.001 par value
                                   (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]
Issuer's revenues for its most recent fiscal year were $-0-.
The aggregate market value of voting stock held by non-affiliates of the small business issuer, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on April 12, 2006 was $4,691,841.
At April 12, 2006, there were 252,791 shares of the Registrant's common stock outstanding, and Company had 643 shareholders of record. This is a function of a previously Board approved reverse split, although not yet effective.

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

Business Strategy

The Company's primary objective for fiscal 2005 was to identify, and negotiate with a business target(s) for the merger of that entity(ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market.


Transfer Agent and Registrar

The transfer agent and registrar for the common stock of the Company is ComputerShare Trust, 12039 West Alameda Parkway, Lakewood, Colorado 80228, telephone 303-986-5400.


Controls and Procedures

The Company is exempt from compliance with preparing a management report on internal control over financial reporting and certification of disclosure in its periodic reports. This exemption is based on the Company's status as a "small business issuer" and applies to the annual reports for fiscal years ending on or after April 15, 2006. While some small business issuer's have voluntarily complied with the new disclosure requirement during the exemption period, the Company has elected not to comply until the end of its fiscal year on December 31, 2005. The decision of the Company not to voluntarily prepare the new disclosure is based on the burden and cost of the required collection information.


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

No matters were submitted to a vote of security holders for the year ended December 31, 2005.

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

                                                  High        Low

Period Ended December 31, 2004
     First Quarter                                $  0.51     $  0.05
     Second Quarter                               $  0.51     $  0.07
     Third Quarter                                $  0.08     $  0.04
     Fourth Quarter                               $  0.16     $  0.05

Period Ended December 31, 2005
     First Quarter                                $  0.12     $  0.08
     Second Quarter                               $  0.10     $  0.04
     Third Quarter                                $  0.02     $  0.02
     Fourth Quarter                               $  0.02     $  0.02

At December 31, 2005 the average of the closing bid and asked price for the Company's common stock as reported by the NASD Bulletin Board was $0.02. As of December 31, 2005, the Company had approximately 643 shareholders of record.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. (continued)

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


Plan of Operations

The Company's primary objective is to identify, and negotiate with a business target(s) for the merger of that entity (ies) with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in identifying or negotiating with any target company. The Company would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified in the U.S. Secondary Capital market. However, since inception on February 23, 1999, and through December 31, 2005, the Company has sustained losses totaling $14,457,207. It has a working capital deficit at December 31, 2005 of $611,037, and revenue generated from operations in 2005 have amounted to $-0-.

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


Results of Operations

For the year ended December 31, 2005 the Company had total revenue of $-0-, and $-0- for the year ended December 31, 2004. For the year ended December 31, 2005 the Company had a net loss of $64,330 or $0.25 per share, compared with a net loss of $635,363 or $2.95 per share for the year ended December 31, 2004.

For the year ended December 31, 2005 expenses totaled $64,330 compared with $635,363 for the year ended December 31, 2004. The decrease in expenses was due to the decrease in consulting fees, officer salaries and director fees.

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


Liquidity and Capital Resources

Since its inception on February 23, 1999, and through December 31, 2005, the Company has sustained losses totaling $14,457,207. It has a working capital deficit at December 31, 2005 of $611,037. Since inception, the Company has financed operations primarily through private equity financing.

In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options or that will be able to obtain the necessary funds to continue to operate.

During 2005 the Company used $64,330 in operating activities, and $64,330 was provided by financing activities primarily from proceeds from loans from officers. As a result of the foregoing there was no change to zero cash balance at the year end December 31, 2005.

For the year ended December 31, 2004, the Company used $28,307 in operating activities, and $28,307 was provided by financing activities primarily from proceeds from loans from officers.

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


Current Management Devotes Limited Time to the Registrant.

While seeking a business combination, management anticipates devoting time on a best efforts basis to the business of the Registrant. The Registrant's officers are: Mr. David Reichman, President and Chairman and Secretary,
Mr. Frank Benintendo, Vice President, Secretary and Director, and Mr. Mike Valle, Vice President and Director, none of whom have entered into written employment agreements with the Registrant. The Registrant has not obtained key man life insurance on its officers and directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any would adversely affect development of the Registrant's business and its likelihood of consummating a business combination.

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

ITEM 7. FINANCIAL STATEMENTS.


                                       Tree Top Industries
                                   (formerly Gohealth.MD, Inc.)
                                       Financial Statements
                                         December 31, 2005



                     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of
Tree Top Industries, Inc. (formerly Gohealth.MD, Inc.)

We have audited the accompanying balance sheet of Tree Top Industries (formerly Gohealth.MD, Inc.) (a Nevada Corporation) as of December 31, 2005 and December 31, 2004 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 29, 2005 except for Note 10, 2, 3, 6 and 7
dated January 16, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                            Consolidated Balance Sheets
                                       As at

                                                            December 31,           December 31,
                                                               2005                    2004
                                                         --------------         --------------
                                           Assets

Current Assets
     Cash                                                $            -          $            -
                                                         --------------          --------------

Total Current Assets                                     $            -          $            -
                                                         --------------          --------------
                                                         --------------          --------------
Total Assets                                             $            -          $            -
                                                         --------------          --------------
                                                         --------------          --------------

                                 Liabilities and Stockholders' Deficit

Current Liabilities
     Notes Payable                                       $      113,000          $      113,000
     Accounts Payable                                           348,019                 330,824
     Accrued Expenses                                            15,250                  15,250
     Accrued Interest Payable                                    29,864                  22,575
     Due to Related Party                                         1,200                   1,200
     Due to Officers and Directors                              103,704                  63,860
                                                         --------------          --------------
          Total Current Liabilities                             611,037                 546,709


                                             Equity

Common Stock 75,000,000 common stock par value
..001 authorized.  Issued and outstanding at
December 31, 2005 and 2004 252,791 Shares                           253                     253
  Additional Paid-In Capital                                 13,845,917              13,845,917
  Retained earnings or (Deficit accumulated during
  development stage)                                        (14,457,207)            (14,392,879)
                                                         --------------          --------------

     Total Stockholders' Equity                                (611,037)               (546,709)
                                                         --------------          --------------
     Total Liabilities and Stockholders' Equity          $            -          $            -
                                                         --------------          --------------
                                                         --------------          --------------

                                See accompanying notes to financial statements.

                                                 Page Two

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                       Consolidated Statements of Operations
                                 For Years Ended

                                                         December 31, 2005       December 31, 2004
                                                         -----------------       -----------------
      Operating Expenses

General,Selling and Administrative                       $          42,758       $           5,172
Professional Fees                                                   12,220                  18,900
Consulting Fees                                                      2,061                 114,000
Officers' Salaries                                                       -                  74,000
Directors' and Officers'
Compensation                                                             -                 416,072
                                                         -----------------       -----------------
              Net Operating Loss                                    57,039                 628,072
                                                         -----------------       -----------------

Interest Expense                                                     7,291                   7,291

                                                         -----------------       -----------------
              Net Loss Before Taxes                                (64,330)               (635,363)
                                                         -----------------       -----------------

Income Tax Expense                                                       -                       -

                                                         -----------------       -----------------
              Net Loss                                             (64,330)               (635,363)
                                                         -----------------       -----------------
                                                         -----------------       -----------------

             Net Loss per share basic
              and diluted                                             (.25)                  (2.95)

     Weighted average number of common
     shares outstanding: basic and diluted                         252,791                 215,624




                                See accompanying notes to financial statements.

                                                 Page Three

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                 Consolidated Statements of Stockholders' Equity
                 From December 31, 2002 through December 31, 2005


                                                                           Additional       Retained
                                              Common        Stock            Paid in        Earnings
                                              Shares        Amount           Capital       (Deficit)
                                           ----------      ----------      ----------      ----------

Balance as at December 31, 2003               178,791         179          13,241,991     (13,757,516)
Shares issued for services at
$16.00 per share                               14,000          14             223,986               -
Shares issued for services at
$5.00 per share                                10,000          10              49,990               -
Shares issued for services at
$7.00 per share                                30,000          30             209,970               -
Shares issued for services at
$6.00 per share                                20,000          20             119,980               -

Net (Loss) for year ended
December 31, 2004                                                                            (635,363)
                                           ----------      ----------      ----------      ----------
Balance as at December 31, 2004               252,791         253          13,845,917     (14,392,879)

Net (Loss) for year ended
December 31, 2005                                                                             (64,330)
                                           ----------      ----------      ----------      ----------
Balance as at December 31, 2005               252,791         253          13,845,917     (14,457,209)
                                           ----------      ----------      ----------      ----------
                                           ----------      ----------      ----------      ----------

                                See accompanying notes to financial statements.

                                                 Page Four

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                  For Years Ended

                                                            December 31,          December 31,
                                                                2005                  2004
                                                           -------------           -------------
             OPERATING ACIVITIES

Net Loss                                                   $     (64,330)        $      (635,363)
Adjustments to Reconcile Net Income to
  Cash used by Operating Activities:
  Issuance of Stock for Compensation Expense                           0                 554,000
  Issuance of Stock for Services                                       0                  50,000
Changes in Assets and Liabilities:
  Increase (Decrease) in Accounts Payable                         17,195                    (485)
  Increase (Decrease) in Accrued Expenses                              0                  (3,750)
  Increase in Accrued Interest Payable                             7,291                   7,291
                                                           -------------           -------------
CASH FLOWS USED IN OPERATING ACTIVITIES                          (39,844)                (28,307)


      CASH FLOWS FROM INVESTING ACIVITIES

Net Cash Provided by Investing Activities                              0                       0
                                                           -------------           -------------

      CASH FLOWS FROM FINANCING ACIVITIES

Proceeds from Officer Loans                                       39,844                  28,307
                                                           -------------           -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         39,844                  28,307

          Net Increase (Decrease) In Cash                              0                       0

          Cash Beginning of Period                                     0                       0
                                                           -------------           -------------
          Cash End of Period                               $           0           $           0
                                                           -------------           -------------
                                                           -------------           -------------

Supplemental Cash Flow Information
----------------------------------
	Interest                                                       0                        0
	Income Tax                                                     0                        0

   NON-CASH TRANSACTIONS
   Expense Paid by Director or Officer                           39,844                   28,307

                                See accompanying notes to financial statements.

                                                 Page Five

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

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

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements as of December 31, 2005 and 2004 and for the years then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.


Fair Value of Financial Instruments

The carrying amount of cash and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.


Revenue Recognition

Revenue is recognized in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.


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

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

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


                                                  For the Years Ended
                                                     December 31,
                                                   2005          2004
                                               ------------  ------------
Basic Earnings per share:
Income (Loss) (numerator)                       $ (64,330)  $  (635,363)
Weighted Average Shares (denominator)             252,791       215,624
                                             ------------  ------------
Per Share Amount                            $        (.25)  $     (2.95)
                                             ------------  ------------
                                             ------------  ------------

Options for 535,000 shares of common stock were not included as anti-dilutive.


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

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2004, the FASB issued SFAS No. 153, Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of SFAS No. 153 did not have any impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. ThisStatement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. This Statement does not change the transition provisions of any existing accounting pronouncements,including those that are in a transition phase as of the effective date of this Statement.

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

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

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

Since its inception on February 23, 1999, and through December 31, 2005, the Company has sustained losses totaling $14,457,207. It has a working capital deficit at December 31, 2005 of $611,037. Revenues generated from advertising and domain name sales have totaled only $49,462 from its inception through December 31, 2004. Sales of advertising on its websites and sales of its domain names had been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

For the period from inception (February 23, 1999) through December 31, 2005, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing during the current fiscal year has been provided by David Reichman, the present CEO, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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


NOTE 4 RELATED PARTY TRANSACTIONS

In early April 2002 officers and directors lent the Company $25,235. Through December 31, 2005 and 2004, an additional 68,151, and $28,307, respectively, was loaned to the Company by David Reichman, CEO, Chairman and President.

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

NOTE 5 - NOTES PAYABLE

The Company has the following note                  December 31,  December 31,
payable obligations:                                    2005         2004
                                                    ------------  ------------
Note payable to Facts and Comparisons due
  September 1, 2002, with interest accrued
  at 6% per annum, unsecured, in settlement
  of a trade payable; unpaid to date and
  in default                                        $     18,000  $     18,000

Note payable to Luckysurf.com due September 12,
  2002 with interest accrued at 6% per annum,
  unsecured, in settlement of a trade payable;
  unpaid to date and in default                           30,000        30,000

Note payable to Michael Marks (a shareholder)
  due August 31, 2000 with interest accrued at
  5% per annum,  unsecured; unpaid to date and
  in default                                              25,000        25,000

Note payable to Steven Goldberg (a former
  consultant) due  July 10, 2002, unsecured with
  interest of 7% accrued if unpaid at due date,
  in  settlement of liability; unpaid to date
  and in default                                          40,000        40,000
                                                    ------------  ------------
     Totals                                         $    113,000  $    113,000
     Less Current Maturities                            (113,000)     (113,000)
                                                    ------------  ------------
     Total Long-Term Notes Payable                  $          -  $          -
                                                    ------------  ------------
                                                    ------------  ------------

Following are maturities of long-term debt for each of the next five years:
              Year         Amount
          ------------  ------------
                  2006  $    113,000
                  2007             -
                  2008             -
                  2009             -
            Thereafter             -
                        ------------
                 Total  $    113,000
                        ------------
                        ------------

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

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005


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

The Company has cumulative net operating loss carryforwards of $14,457,207 at December 31, 2005. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2005 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
Deferred tax asset:
  Federal Income Tax                            $           -            -
  State Income Tax                              $           -            -
  Deferred noncurrent tax asset                 $   4,915,450  $  4,893,579
  Valuation allowance                              (4,915,450)   (4,893,579)
                                                 ------------  ------------
     Total                                       $          -       $     -
                                                 ------------  ------------
                                                 ------------  ------------


                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
The components in income tax expense
are as follows:

  Federal Income Tax                                       -            -
  State Income Tax                                         -            -
  Change in deferred tax asset                   $    (21,871) $   (213,520)
  Change in valuation allowance                  $     21,871  $    213,520
                                                 ------------  ------------
     Income Tax expense                          $          -       $     -
                                                 ------------  ------------
                                                 ------------  ------------

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

The common stock and additional paid-in capital as reflected on the December 31, 2005 and 2004 balance sheets is restated to reflect the change in par value of the common stock from $.01 to $.001 per share which took place during the year 2004, as well as a 100:1 reverse split that occurred during the year 2005. As a result the change in common stock was charged to additional paid in capital. This change has been retroactively restated on the statements of stockholders' equity.

On May 26, 2004 the Board of Directors authorized the issuance of 4,000 shares of the Company's common stock at a price of $16 per share to a marketing and consulting firm and 10,000 shares of common stock at a price of $16 per share to Anthony Fiordalisi for joining the board of directors.

On July 30, 2004, the Board of Directors authorized the issuance of 10,000 shares at a price of $7 per share to each of David Reichman, Chairman, Chief Executive Officer, and stockholder, Gary Crooks, Vice President, director and stockholder, and Anthony Fiordalisi, director and stockholder, as compensation for services rendered to the Company for the period May 1, 2003 through April 30, 2004. The Board of Directors also authorized setting the maximum number of directors at seven members.

On September 17, 2004, the Board of Directors authorized the issuance of 10,000 shares at a price of $6.00 per share to each of Frank Benintendo and Mike Valle as compensation for accepting appointment to the Board of Directors and 10,000 shares at a price of $6.00 per share to a consultant for services rendered.


Warrants to Purchase Common Stock

On March 10, 2000 the Company issued a warrant to purchase 100,000 shares of common stock of the Company at $1.50 per share to a consultant pursuant to a one-year consulting agreement. This warrant expired on March 10, 2005 In connection with this agreement the Company also issued to the consultant 10,000 shares of its common stock on that date. The Company recorded consulting expense of $387,000 over the life of the agreement based on the market value of its common stock on the date of the agreement.

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:

                                                                      Weighted
                                             Range of    Weighted      Average
                                             Exercise     Average  Contractual
                                                Price    Exercise         Life
                                  Shares    Per Share       Price      (Years)
                             -----------  ----------- -----------  -----------
Warrants outstanding at
    January 1, 2004             102,000    $1.50-2.60 $      2.01         1.28

                             -----------  ----------- -----------
Warrants outstanding at
    December 31, 2004           100,000     2.50-2.60        2.50          .42
Granted                               -             -           -            -
Exercised                             -             -           -            -
Expired                        (100,000)    2.50-2.60        2.50          .42
                             -----------  ----------- -----------
Warrants outstanding at
     December 31, 2005                -   $         -   $       -
                             -----------  ----------- -----------
                             -----------  ----------- -----------

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)(continued)

Employee Stock Options

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

                             Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

Other Stock Options (continued)

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

The activity for employee and other stock options for the periods presented in these financial statements are as follows:

                                                                   Weighted
                                                                    Average
                                            Range of   Weighted    Remaining
                                            Exercise    Average   Contractual
                                              Prices   Exercise      Life
                                  Shares   Per Share    Price       (Years)
                               ----------  -----------  ---------  -----------
Options outstanding at
  January 1, 2004                 535,000   $0.50-2.00  $    0.98         5.01
     Granted                            -            -          -            -
     Exercised                          -            -          -            -
     Expired                            -            -          -            -
                                             0.50-2.00       0.98          .05
                                           -----------  ---------  -----------
Options Outstanding at
  December 31, 2005               535,000    0.50-2.00       0.98         4.96
     Granted                            -            -          -            -
     Exercised                          -            -          -            -
     Expired                            -            -          -            -
                                           -----------  ---------  -----------
Options outstanding at
 December 31, 2005                535,000   $0.50-2.00   $   0.98         2.96
                                           -----------  ---------  -----------
                                           -----------  ---------  -----------

All employee and other stock options were fully vested at December 31, 2005 and 2004.

                             Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount. However, the Company included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded a gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2005.

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable at December 31, 2004 and December 31, 2005.

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable.

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2004 and December 31, 2005.

The company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management believed the suit was without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2005.

                              Tree Top Industries, Inc.
                            (formerly Gohealth.MD, Inc.)
                         Notes to the Financial Statements
                                 December 31, 2005

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM 8a. Controls and Procedures.

The Company is exempt from compliance with preparing a management report on internal control over financial reporting and certification of disclosure in its periodic reports. This exemption is based on the Company's status as a "small business issuer" and applies to the annual reports for fiscal years ending on are after April 15, 2005. While some small business issuer's have voluntarily complied with the new disclosure requirement during the exemption period, the Company has elected not to comply until the end of its fiscal year on December 31, 2005. The decision of the Company not to voluntarily prepare the new disclosure is based on the burden and cost of the required collected information.

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


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors, their respective ages and their positions as of December 31, 2005 were as follows:

     Name              Age    Position(s)  and  Office(s)
------------------   -------  ---------------------------------------------
David  Reichman        61     President,  Chief  Executive  Officer,  Chief
                              Financial Officer  and  Chairman

Gary  Crooks           54     Vice  President  and  Director

Anthony  Fiordalisi    58     Secretary  and  Director

Frank Benintendo       57     Director

Mike Valle             48     Director


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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (continued)


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

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

- Accountability for adherence to the code

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (continued)


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


ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth information with respect to the compensation received for year ended December 31, 2004 by the President and other most highly compensated individuals. No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2005, 2004 and 2003.


                                SUMMARY COMPENSATION TABLE

                   Annual Compensation        Awards              Payouts
                   --------------------   ----------------   ----------------
                                                Restr                   All
Name &                                  Annual  icted  Securi   LTIP   Other
Principal                        Other  Compen  Stock   -ties  Under- Compen
Position         Year  Salary    Bonus  sation Options  Awards lying   sation
                         ($)      ($)      ($)    (#)      (#)  ($)      ($)
-----------------------------------------------------------------------------
David            2004       -       -       -       -      -       -        -
 Reichman        2003       -       -       -       -      -       -        -
 President       2002       -       -       -  $9,750      -       -        -
                                                   (1)
Gary Crooks      2004       -       -       -       -      -       -        -
 Vice            2003       -       -       -       -      -       -        -
 President       2002       -       -       -  $9,750      -       -        -
                                                   (1)
William Hannh    2004       -       -       -       -      -       -        -
 (Former         2003       -       -       -       -      -       -        -
 Chairman)       2002       -       -       -  $9,750      -       -        -
                                                   (1)
Footnotes:

(1) Represents an award of 650,000 shares of common stock of the Company, which had a fair market value on March 1, 2002, the date of grant, of $9,750, based on the average of the high and low bid price of $0.015 on such date.

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the years ended December 31, 2003, 2004 and 2005.

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

Director and officer, Dr. Leonard F. Vernon resigned his positions with the Company on March 19, 2001 to allow him to resume a more active role with his medical practice. Director William Hanna assumed the additional responsibilities as President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Hanna has been active in the medical field for over eight years. He is currently president of the Able MRI, a magnetic resonance imaging company.

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

Year Ended December 31                      2005              2004
----------------------                --------------    --------------
Audit Fees (1)                        $    5,791 (2)    $    5,500 (2)
Audit-Related Fees (2)                        --                --
Tax Fees (3)                                  --                --
All Other Fees (4)                            --                --
                                      --------------    --------------
Total Accounting Fees and Services    $    5,791        $    5,500


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


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Exhibits

14.1. Code of Ethics
32.1. Section 1350 Certifications of CEO and CFO

(b) The following financial statements of Tree Top Industries, Inc. are included in Part II, Item 7:

Independent Auditors' Report

Balance Sheet-December 31, 2005 and December 31, 2004

Statements of Operations - years ended December 31, 2005

Statements of Cash Flows - years ended December 31, 2005

Statements of Stockholders' Equity - years ended December 31, 2005

Notes to Financial Statements
(c) Reports on Form 8-K.

On February 3, 2005, The Company filed an 8-K reporting that its former auditor had resigned.

On May 11, 2005, the Company filed an 8-K reporting that Chisholm, Bierwolf and Nilson LLC, Certified Public Accountants had been engaged as the Registrant's independent accountants.

The Company filed an 8-K on July 13, 2005. The board of directors of the Registrant voted to approve a one hundred for one reverse stock split.

There were no reports on Form 8-K filed with the Commission for the year December 31, 2005.


SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TREE TOP INDUSTRIES, INC.

Date: April 12, 2006                By: /s/ David Reichman
                                   --------------------------------------
                                           David  Reichman
                                           President  and  Chairman