Form 10KSB/A
period 2005-12-31
TREE TOP INDUSTRIES, INC.
filed 2006-04-25
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB/A

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


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Exhibits

14.1. Code of Ethics
31.1    Section 302 Certification of CEO and CFO
32.1    Section 906 Certification of CEO and CFO
(b) The following financial statements of Tree Top Industries, Inc. are included in Part II, Item 7:

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

TREE TOP INDUSTRIES, INC.

Date: April 25, 2006                By: /s/ David Reichman
                                   --------------------------------------
                                           David  Reichman
                                           President  and  Chairman