Form 10QSB
period 2006-03-31
TREE TOP INDUSTRIES, INC.
filed 2006-05-15
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                               (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2006, there were 252,791 shares of common stock outstanding.

                            TREE TOP INDUSTRIES, INC.

                                  FORM 10-QSB

                  FOR THE THREE MONTHS ENDED MARCH 31, 2006


                                   INDEX
                                                                   Page No.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

Unaudited Balance Sheets
      March 31, 2006 and Decembr 31, 2005                                  3

Unaudited Statements of Operations
     Three Months March 31, 2006 and 2005                                  4

Unaudited Statements of Cash Flows
     Three Months Ended March 31, 2006 and 2005                            5

Notes to Financial Statements                                              6

PART II   OTHER INFORMATION                                                7

Item 1.   Legal Proceedings                                                7

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      7

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matter to a Vote of Security Holders               7

Item 5.   Other Information                                                7

Item 6.   Exhibits and Reports on Form 8-K                                 7

Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES                                                                 7

                                   Page Two

PART I

ITEM 1. FINANCIAL STATEMENTS

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                            Consolidated Balance Sheets



                                                         March 31, 2006        December 31, 2005
                                                           (unaudited)
                                                         --------------          --------------
                                           Assets

Current Assets
     Cash                                                $            -        $            -
                                                         --------------        --------------
          Total Current Assets                           $            -        $            -
                                                         --------------        --------------
                                                         --------------        --------------

                           Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Notes Payable                                       $      113,000        $      113,000
     Accounts Payable                                           349,021               348,019
     Accrued Expenses                                             4,043                15,250
     Accrued Interest Payable                                    31,686                29,864
     Due to Related Party                                         1,200                 1,200
     Due to Officers and Directors                              124,672               103,704
                                                         --------------        --------------
          Total Current Liabilities                             623,613               611,037


                               Stockholders' Equity (Deficit)

Common Stock 75,000,000 Shares Authorized at
$.001 Par Value; 252,791 Shares Issued &
Outstanding at March 31, 2006 and December 31, 2005
Respectively                                                        253                   253
  Additional Paid-In Capital                                 13,845,917            13,845,917
  Accumulated Deficit                                       (14,469,783)          (14,457,207)
                                                         --------------        --------------

     Total Stockholders' Equity (Deficit)                      (623,613)             (611,037)
                                                         --------------        --------------
     Total Liabilities and
       Stockholders' Equity (Deficit)                    $            -        $            -
                                                         --------------        --------------
                                                         --------------        --------------

      The accompanying notes are an integral part of these financial statements

                                                 Page Three

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                       Consolidated Statements of Operations
                                   (unaudited)


                                                         March 31, 2006         March 31, 2005
                                                         --------------         --------------


      Operating Expenses

General,Selling and Administrative                       $        9,139         $        4,338
Professional Fees                                                 1,615                  6,500
Net Operating Loss                                              (10,754)               (10,838)
                                                         --------------         --------------
      Other Income (Expense)

Interest Expense                                                 (1,822)                (1,823)
                                                         --------------         --------------

              Total Other Income (Expense)                      (12,576)               (12,661)
                                                         --------------         --------------

              Income (Loss) Before Taxes                        (12,576)               (12,661)

              Taxes                                                   -                      -
                                                         --------------         --------------
              Net(Loss)                                         (12,576)               (12,661)

              Net Loss per share basic
              and diluted                                          (.05)                  (.05)

     Weighted average number of common
     shares outstanding: basic and diluted                      252,791                252,791


   The accompanying notes are an integral part of these financial statements

                                                 Page Four

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                          March 31, 2006          March 31, 2005
                                                          --------------          --------------
             Cash Flows from Operating Acivities

Net Loss                                                  $      (12,567)          $     (12,661)
Adjustments to Reconcile Net Loss to
  Cash used by Operating Activities:
Net Change in:
Increase (Decrease) in Accounts Payable	                             993                   6,500
Increase (Decrease) in Accrued Expenses	                         (11,207)                      0
Increase (Decrease) in Interest Payable                            1,822                   1,823
                                                          --------------          --------------
Net Cash Provided by
   Operating Activities                                          (20,968)                 (4,338)

              Cash Flows from Investing Activities

                                                          --------------          --------------
Net Cash Provided by
   Investing Activities                                                -                       -

              Cash Flows from Financing Activities

Proceeds from Officer Loans                                       20,968                   4,338
                                                          --------------          --------------
Net Cash Provided by
   Financing Activities                                                -
                                                          --------------          --------------
          Net Increase (Decrease) In Cash                              -                       -

          Cash Beginning of Period                                     -                       -
                                                          --------------          --------------
          Cash End of Period                              $            -          $            -
                                                          --------------          --------------
                                                          --------------          --------------
Supplemental Cash Flow Information
     Interest                                                          -                       -
     Income Taxes                                                      -                       -


     The accompanying notes are an integral part of these financial statements

                                                 Page Five

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                                  March 31, 2006

GENERAL

Tree Top Industries, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reportd by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
December 31, 2005.


UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly relfect the results of the interim period presented. The information presented is not necessarily indicative of the results from operaions expected for the full fiscal year.


                                  Page Six

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

There were no changes from the litigation previously reported in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

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

(b) Current Reports on Form 8-K:

On June 8, 2005 the Company filed an 8-K announcing the 100:1 reverse split of its stock.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TREE TOP INDUSTRIES, INC.

                                                David Reichman
Date:  May 8, 2006            By : /s/ -------------------------------
                                                David Reichman
                                           Chief Executive Officer