Form 10QSB/A
period 2006-03-31
TREE TOP INDUSTRIES, INC.
filed 2006-06-06
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                      INDEX
                                                                        Page No.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

Unaudited Balance Sheets
      March 31, 2006 and Decembr 31, 2005                                      3

Unaudited Statements of Operations
     Three Months March 31, 2006 and 2005                                      4

Unaudited Statements of Cash Flows
     Three Months Ended March 31, 2006 and 2005                                5

Notes to Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis or Plan of Operations            7

Item 3.  Controls and Procedures                                               9

PART II   OTHER INFORMATION                                                   10

Item 1.   Legal Proceedings                                                   10

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 3.   Defaults upon Senior Securities                                     10

Item 4.   Submission of Matter to a Vote of Security Holders                  10

Item 5.   Other Information                                                   10

Item 6.   Exhibits and Reports on Form 8-K                                    10

Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES                                                                    11


                                    Page Two

PART I

ITEM 1. FINANCIAL STATEMENTS

                            Tree Top Industries, Inc.
                          (formerly GoHealth.MD, Inc.)
                           Consolidated Balance Sheets

                                                         March 31, 2006       December 31, 2005
                                                           (unaudited)
                                                         --------------       -----------------
                                     Assets
Current Assets
     Cash                                                $           --        $           --
                                                         --------------        --------------
          Total Current Assets                           $           --        $           --
                                                         --------------        --------------

                 Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Notes Payable                                       $      113,000        $      113,000
     Accounts Payable                                           349,021               348,019
     Accrued Expenses                                             4,043                15,250
     Accrued Interest Payable                                    31,686                29,864
     Due to Related Party                                         1,200                 1,200
     Due to Officers and Directors                              124,672               103,704
                                                         --------------        --------------
          Total Current Liabilities                             623,613               611,037

                         Stockholders' Equity (Deficit)

Common Stock 75,000,000 Shares Authorized at
$.001 Par Value; 252,791 Shares Issued &
Outstanding at March 31, 2006 and December 31, 2005
Respectively                                                        253                   253
  Additional Paid-In Capital                                 13,845,917            13,845,917
  Accumulated Deficit                                       (14,469,783)          (14,457,207)
                                                         --------------        --------------

     Total Stockholders' Equity (Deficit)                      (623,613)             (611,037)
                                                         --------------        --------------
     Total Liabilities and
       Stockholders' Equity (Deficit)                    $           --        $           --
                                                         --------------        --------------

    The accompanying notes are an integral part of these financial statements


                                   Page Three

                            Tree Top Industries, Inc.
                          (formerly GoHealth.MD, Inc.)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                         March 31, 2006         March 31, 2005
                                                         --------------         --------------
      Operating Expenses

General,Selling and Administrative                       $        9,139         $        4,338
Professional Fees                                                 1,615                  6,500
Net Operating Loss                                              (10,754)               (10,838)
                                                         --------------         --------------
      Other Income (Expense)

Interest Expense                                                 (1,822)                (1,823)
                                                         --------------         --------------

              Total Other Income (Expense)                      (12,576)               (12,661)
                                                         --------------         --------------

              Income (Loss) Before Taxes                        (12,576)               (12,661)

              Taxes                                                  --                     --
                                                         --------------         --------------
              Net(Loss)                                         (12,576)               (12,661)

              Net Loss per share basic
              and diluted                                          (.05)                  (.05)

     Weighted average number of common
     shares outstanding: basic and diluted                      252,791                252,791

    The accompanying notes are an integral part of these financial statements


                                    Page Four

                            Tree Top Industries, Inc.
                          (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                          March 31, 2006          March 31, 2005
                                                          --------------          --------------
             Cash Flows from Operating Acivities

Net Loss                                                  $      (12,567)          $     (12,661)
Adjustments to Reconcile Net Loss to
  Cash used by Operating Activities:
Net Change in:
Increase (Decrease) in Accounts Payable                              993                   6,500
Increase (Decrease) in Accrued Expenses                          (11,207)                      0
Increase (Decrease) in Interest Payable                            1,822                   1,823
                                                          --------------          --------------
Net Cash Provided by
   Operating Activities                                          (20,968)                 (4,338)

              Cash Flows from Investing Activities

                                                          --------------          --------------
Net Cash Provided by
   Investing Activities                                               --                      --

              Cash Flows from Financing Activities

Proceeds from Officer Loans                                       20,968                   4,338
                                                          --------------          --------------
Net Cash Provided by
   Financing Activities                                               --
                                                          --------------          --------------
          Net Increase (Decrease) In Cash                             --                      --

          Cash Beginning of Period                                    --                      --
                                                          --------------          --------------
          Cash End of Period                              $           --          $           --
                                                          --------------          --------------
Supplemental Cash Flow Information
     Interest                                                         --                      --
     Income Taxes                                                     --                      --

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

However, since inception on February 23, 1999, and through March 31, 2006, the Company has sustained losses totaling $14,4469,783. It has a working capital deficit at March 31, 2006 of $623,613 and revenue generated from advertising and sales of domain names have totaled only $49,462.

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


                                   Page Seven

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

Results of Operations

Three Months Ended September 30, 2005, compared to Three Months Ended September 30, 2004.

The Company generated revenues of $-0- for the three months ended September 30, 2005, and $-0- for the three months ended September 30, 2004. The Company had a gross profit of $-0- for the three months ended September 30, 2005, and $-0- for the three months ended September 30, 2004.

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


                                   Page Eight

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


                                    Page Nine

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

(a) Exhibits:

Exhibit 31 - Certification of President, Chief Executive Officer and Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.*

Exhibit 32 - Certification of President, Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.*

* Previously filed

(b) Current Reports on Form 8-K:

On June 8, 2005 the Company filed an 8-K announcing the 100:1 reverse split of its stock.


                                    Page Ten

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TREE TOP INDUSTRIES, INC.

Date:  May 8, 2006                       By: /s/ David Reichman
                                             -----------------------
                                             David Reichman
                                             Chief Executive Officer


                                   Page Eleven