Form 10KSB/A
period 2005-12-31
TREE TOP INDUSTRIES, INC.
filed 2006-07-25
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        FORM 10-KSB/Amendment No. 2

                                 (Mark One)

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended: December 31, 2005
                                     OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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


Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer (who are both David Reichman), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on his evaluation, our Chief Executive Officer/Chief Financial Officer has concluded there have not been any change in the issuer's internal control over financial reporting, the occurred during the quarter covered by this quarter, that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting and that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
(continued)

Overview (continued)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
(continued)

Critical Accounting Policies and Estimates (continued)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
(continued)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
(continued)

RISK FACTORS (continued)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
(continued)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
(continued)

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS
(continued)

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

ITEM 7. FINANCIAL STATEMENTS.


                            Tree Top Industries
                        (formerly Gohealth.MD, Inc.)
                            Financial Statements
                             December 31, 2005

          Report of Independent Registered Public Accounting Firm
          --------------------------------------------------------


To the Stockholders and Board of Directors
Tree Top Industries, Inc.
New York, NY


We have audited the accompanying balance sheets of Tree Top Industries, Inc. as of December 31, 2005 and 2004 and the related statement of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc. as of December 31, 2005 and 2004, and the results of our operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 20, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                            Consolidated Balance Sheets
                                       As at

                                                December 31, 2005  December 31, 2004
                                                -----------------  -----------------
Assets

Current Assets
   Cash                                         $            -     $            -
                                                -----------------  -----------------
Total Current Assets                            $            -     $            -
                                                -----------------  -----------------
Total Assets                                    $            -     $            -
                                                =================  =================


Liabilities and Stockholders' Deficit

Current Liabilities
   Notes Payable                                $        113,000   $        113,000
   Accounts Payable                                      348,019            330,824
   Accrued Expenses                                       15,250             15,250
   Accrued Interest Payable                               29,864             22,575
   Due to Related Party                                    1,200              1,200
   Due to Officers and Directors                         103,704             63,860
                                                -----------------  -----------------
          Total Current Liabilities                      611,037            546,709

Equity

   Common Stock 75,000,000 common stock par
     value .001 authorized.
   Issued and outstanding at December 31,
     2005 and 2004 252,791 Shares                            253                253
   Additional Paid-In Capital                         13,845,917         13,845,917
   Retained earnings or (Deficit accumulated
     during development stage)                       (14,457,207)       (14,392,879)
                                                -----------------  -----------------
     Total Stockholders' Equity                         (611,037)          (546,709)
                                                -----------------  -----------------
     Total Liabilities and Stockholders' Equity $            -     $            -
                                                =================  =================

                   See accompanying notes to financial statements.
                                       Page Two

                              Tree Top Industries, Inc.
                             (formerly GoHealth.MD, Inc.)
                        Consolidated Statements of Operations
                                   For Years Ended

                                                December 31, 2005  December 31, 2004
                                                -----------------  -----------------

Operating Expenses

   General, Selling and Administrative          $         42,758   $          5,172
   Professional Fees                                      12,220             18,900
   Consulting Fees                                         2,061            114,000
   Officers' Salaries                                       -                74,000
   Directors' and Officers'
     Compensation                                           -               416,072
                                                -----------------  -----------------
          Net Operating Loss                              57,039            628,072
                                                -----------------  -----------------

Interest Expense                                           7,291              7,291
                                                -----------------  -----------------
          Net Loss Before Taxes                          (64,330)          (635,363)
                                                -----------------  -----------------
Income Tax Expense                                          -                  -
                                                -----------------  -----------------
          Net Loss                                       (64,330)          (635,363)
                                                =================  =================
          Net Loss per share basic
              and diluted                                   (.25)             (2.95)

     Weighted average number of common
     shares outstanding: basic and diluted               252,791            215,624




                                See accompanying notes to financial statements.

                                                 Page Three

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                 Consolidated Statements of Stockholders' Equity
                 From December 31, 2002 through December 31, 2005


                                                           Additional     Retained
                                        Common     Stock     Paid in      Earnings
                                        Shares     Amount    Capital      (Deficit)
                                     ---------- ---------- ------------ ------------
Balance as at December 31, 2003        178,791        179   13,241,991  (13,757,516)

Shares issued for services at
  $16.00 per share                      14,000         14     223,986            -
Shares issued for services at
  $5.00 per share                       10,000         10      49,990            -
Shares issued for services at
  $7.00 per share                       30,000         30     209,970            -
Shares issued for services at
  $6.00 per share                       20,000         20     119,980            -
Net (Loss) for year ended
December 31, 2004                                                          (635,363)
                                     ---------- ---------- ------------ ------------
Balance as at December 31, 2004        252,791        253   13,845,917  (14,392,879)

Net (Loss) for year ended
December 31, 2005                                                           (64,330)
                                     ---------- ---------- ------------ ------------
Balance as at December 31, 200         252,791        253   13,845,917  (14,457,209)
                                     ========== ========== ============ ============

                        See accompanying notes to financial statements.

                                            Page Four

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                  For Years Ended


                                                December 31, 2005  December 31, 2004
                                                -----------------  -----------------
             OPERATING ACIVITIES

Net Loss                                        $        (64,330)  $       (635,363)
Adjustments to Reconcile Net Income to
  Cash used by Operating Activities:
  Issuance of Stock for Compensation Expense                   0            554,000
  Issuance of Stock for Services                               0             50,000
Changes in Assets and Liabilities:
  Increase (Decrease) in Accounts Payable                 17,195               (485)
  Increase (Decrease) in Accrued Expenses                      0             (3,750)
  Increase in Accrued Interest Payable                     7,291              7,291
                                                -----------------  -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES                  (39,844)           (28,307)

      CASH FLOWS FROM INVESTING ACIVITIES

Net Cash Provided by Investing Activities                      0                  0
                                                -----------------  -----------------
      CASH FLOWS FROM FINANCING ACIVITIES

Proceeds from Officer Loans                               39,844             28,307
                                                -----------------  -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 39,844             28,307

          Net Increase (Decrease) In Cash                      0                  0

          Cash Beginning of Period                             0                  0
                                                -----------------  -----------------
          Cash End of Period                    $              0   $              0
                                                =================  =================
Supplemental Cash Flow Information
----------------------------------
     Interest                                                  0                  0
     Income Tax                                                0                  0

   NON-CASH TRANSACTIONS
   Expense Paid by Director or Officer                    39,844             28,307

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


                                                  For the Years Ended
                                                     December 31,
                                                   2005          2004
                                               -----------  ------------
Basic Earnings per share:
Income (Loss) (numerator)                       $ (64,330)  $  (635,363)
Weighted Average Shares (denominator)             252,791       215,624
                                               -----------  ------------
Per Share Amount                               $     (.25)  $     (2.95)
                                               ===========  ============
Options for 535,000 shares of common stock were not included as anti-dilutive.


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

In May 2005, the FASB issued SFAS No 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. ThisStatement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

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

The deferred tax asset and the valuation account is as follows at December 31, 2005 and 2004:

                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
Deferred tax asset:
  Federal Income Tax                             $         -   $         -
  State Income Tax                               $         -             -
  Deferred noncurrent tax asset                  $  4,915,450  $ 4,893,579
  Valuation allowance                              (4,915,450)  (4,893,579)
                                                 ------------  ------------
     Total                                       $         -   $         -
                                                 ============  ============

                                                        December 31,
                                                     2005          2004
                                                 ------------  ------------
The components in income tax expense
are as follows:

  Federal Income Tax                                       -            -
  State Income Tax                                         -            -
  Change in deferred tax asset                   $    (21,871) $  (213,520)
  Change in valuation allowance                  $     21,871  $    213,520
                                                 ------------  ------------
     Income Tax expense                          $          -       $     -
                                                 ------------  ------------
                                                 ------------  ------------

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

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:

                                                                  Weighted
                                         Range of    Weighted      Average
                                         Exercise     Average  Contractual
                                           Price    Exercise        Life
                             Shares     Per Share     Price        (Years)
                          -----------  ----------- -----------  -----------
Warrants outstanding at
    January 1, 2004           102,000  $1.50-2.60  $     2.01         1.28

                          -----------  ----------- -----------  -----------
Warrants outstanding at
    December 31, 2004         100,000   2.50-2.60        2.50          .42
Granted                          -             -           -            -
Exercised                        -             -           -            -
Expired                      (100,000)  2.50-2.60        2.50          .42
                          -----------  ----------- -----------  -----------
Warrants outstanding at
     December 31, 2005             -   $       -   $       -
                          ===========  =========== ===========

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

The activity for employee and other stock options for the periods presented in these financial statements are as follows:
                                                                  Weighted
                                                                    Average
                                          Range of   Weighted    Remaining
                                          Exercise    Average   Contractual
                                           Prices   Exercise      Life
                               Shares   Per Share    Price       (Years)
                            ----------  -----------  ---------  -----------
Options outstanding at
  January 1, 2004             535,000   $0.50-2.00  $    0.98         5.01
     Granted                       -            -          -            -
     Exercised                     -            -          -            -
     Expired                       -            -          -            -
                                         0.50-2.00       0.98          .05
                                        -----------  ---------  -----------
Options Outstanding at
  December 31, 2005           535,000    0.50-2.00       0.98         4.96
     Granted                       -            -          -            -
     Exercised                     -            -          -            -
     Expired                       -            -          -            -
                                        -----------  ---------  -----------
Options outstanding at
 December 31, 2005            535,000   $0.50-2.00   $   0.98         2.96
                                        ===========  =========  ===========

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


ITEM 8a. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer (who are both David Reichman), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on his evaluation, our Chief Executive Officer/Chief Financial Officer has concluded there have not been any change in the issuers' internal control over financial reporting, that occurred during the quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting and that the company's disclosure controls and procedures are effective as of December 31st 2005 to ensure that information required to be disclosed by our company in reports that it files or submitsunder the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.


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


                                SUMMARY COMPENSATION TABLE

                   Annual Compensation        Awards              Payouts
                   --------------------   ----------------   ----------------
                                                Restr                   All
Name &                                  Annual  icted  Securi   LTIP   Other
Principal                        Other  Compen  Stock   -ties  Under- Compen
Position         Year  Salary    Bonus  sation Options  Awards lying   sation
                         ($)      ($)      ($)    (#)      (#)  ($)      ($)
-----------------------------------------------------------------------------
David            2004       -       -       -       -      -       -        -
 Reichman        2003       -       -       -       -      -       -        -
 President       2002       -       -       -  $9,750      -       -        -
                                                   (1)
Gary Crooks      2004       -       -       -       -      -       -        -
 Vice            2003       -       -       -       -      -       -        -
 President       2002       -       -       -  $9,750      -       -        -
                                                   (1)
William Hannh    2004       -       -       -       -      -       -        -
 (Former         2003       -       -       -       -      -       -        -
 Chairman)       2002       -       -       -  $9,750      -       -        -

                                                         (1)
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


WHERE ONE CAN FIND MORE INFORMATION

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. One may read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public over the Internet at the SEC's website at http://www.sec.gov. The SEC allows companies to "incorporate by reference" the information we file with them, which means that they can disclose important information to by referring to those documents. The information incorporated by reference is an important part of this report, and information filed later with the SEC will automatically update or supersede this information. This document may contain summaries of contracts or other documents. Because they are summaries, they will not contain all of the information that may be important. The complete information about a contract or other document may be available as an exhibit to a document incorporated by reference.


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


ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Exhibits

14.1    Code of Ethics
           Incorporated by reference, previously filed on
           April 25, 2006 Form 10KSB/A-1
31.1    Section 302 Certification of CEO and CFO             Included
32.1    Section 906 Certification of CEO and CFO             Included

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

TREE TOP INDUSTRIES, INC.

Date: July 25, 2006                By: /s/ David Reichman
                                   --------------------------------------
                                           David  Reichman
                                           President  and  Chairman