Form 10QSB
period 2006-06-30
TREE TOP INDUSTRIES, INC.
filed 2006-08-21
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                               (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2006, there were 252,791 shares of common stock outstanding.

                            TREE TOP INDUSTRIES, INC.

                                  FORM 10-QSB

                  FOR THE THREE MONTHS ENDED JUNE 20, 2006


                                   INDEX
                                                                   Page No.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets
      June 30, 2006 and Decembr 31, 2005                                   3

Unaudited Consolidated Statements of Operations
     Three Months June 30, 2006 and 2005                                   4

Unaudited Consolidated Statements of Cash Flows
     Three Months Ended June 30, 2006 and 2005                             5

Notes to Financial Statements                                              6

Item 2. Management's Discussion and Analysis or Plan of Operations         7

Item 3. Controls and Procedures                                            9

PART II   OTHER INFORMATION                                                9

Item 1.   Legal Proceedings                                                9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      9

Item 3.   Defaults upon Senior Securities                                  9

Item 4.   Submission of Matter to a Vote of Security Holders               9

Item 5.   Other Information                                               10

Item 6.   Exhibits and Reports on Form 8-K                                10

Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES                                                                10

                                   Page Two

PART I

ITEM 1. FINANCIAL STATEMENTS

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                            Consolidated Balance Sheets



                                                          June 30, 2006        December 31, 2005
                                                           (unaudited)
                                                         --------------          --------------
                                           Assets

Current Assets
     Cash                                                $            0        $            0
                                                         --------------        --------------
          Total Current Assets                           $            0        $            0
                                                         --------------        --------------
                                                         --------------        --------------

                           Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Notes Payable                                       $      113,000        $      113,000
     Accounts Payable                                           358,530               348,019
     Accrued Expenses                                             6,670                15,250
     Accrued Interest Payable                                    31,686                29,864
     Due to Related Party                                         1,200                 1,200
     Due to Officers and Directors                              128,868               103,704
                                                         --------------        --------------
          Total Current Liabilities                             639,954               611,037


                               Stockholders' Equity (Deficit)

Common Stock 75,000,000 Shares Authorized at
$.001 Par Value; 252,791 Shares Issued &
Outstanding at June 30, 2006 and December 31, 2005
Respectively                                                        253                   253

  Additional Paid-In Capital                                 13,845,917            13,845,917
  Retained earnings or (Deficit accumulated during
  development state)                                        (14,469,783)          (14,457,207)
                                                         --------------        --------------

     Total Stockholders' Equity (Deficit)                      (639,954)             (611,037)
                                                         --------------        --------------
     Total Liabilities and
       Stockholders' Equity (Deficit)                    $            0        $            0
                                                         --------------        --------------
                                                         --------------        --------------

      The accompanying notes are an integral part of these financial statements

                                                 Page Three

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                       Consolidated Statements of Operations
                                   (unaudited)

                                                        For Three Months Ended               For Six Months Ended
                                                   June 30, 2006       June 30, 2005    June 30, 2006       June 30, 2005
                                                  --------------     --------------     --------------     --------------


      Operating Expenses

General,Selling and Administrative               $        9,518     $       27,154     $       18,657     $       31,492
Professional Fees                                         5,000              4,197              6,615             10,697

Net Operating Loss                                      (14,518)           (13,351)           (25,272)           (42,189)
                                                 --------------     --------------     --------------     --------------
      Other Income (Expense)

Interest Expense                                         (1,823)            (1,822)            (3,645)            (3,645)
                                                 --------------     --------------     --------------     --------------

              Total Other Income (Expense)              (16,341)           (33,173)           (28,917)           (45,834)
                                                 --------------     --------------     --------------     --------------

              Income (Loss) Before Taxes                (16,341)           (33,173)           (28,917)           (45,834)

              Taxes                                           0                  0                  0                  0
                                                 --------------     --------------     --------------     --------------
              Net(Loss)                                 (16,341)           (33,173)           (28,917)           (45,834)
              Net Loss per share basic
              and diluted                                  (.06)              (.13)              (.11)              (.18)

     Weighted average number of common
     shares outstanding: basic and diluted               252,791            252,791           252,791            252,791


                      The accompanying notes are an integral part of these financial statements



                                                 Page Four

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                  Three Months Ended
                                                           June 30, 2006           June 30, 2005
                                                          --------------          --------------
             Operating Acivities

Net Loss                                                  $      (28,917)          $     (12,661)
Adjustments to Reconcile Net Loss to
  Cash used by Operating Activities:
Net Change in:
Increase (Decrease) in Accounts Payable	                          10,511                   6,500
Increase (Decrease) in Accrued Expenses	                          (8,580)                      0
Increase (Decrease) in Interest Payable                            3,645                   1,823
                                                          --------------          --------------
Cash Flows Used in Operating Activities                          (23,341)                 (4,338)


              Cash Flows from Investing Activities

                                                          --------------          --------------
Cash Flows Used in Investing Activities                                0                       0


              Cash Flows from Financing Activities

Proceeds of Loans from Officers and Directors                     23,341                   4,338
                                                          --------------          --------------
                                                                  23,341                   4,338

          Balance at beginning of period                               0                       0
          Net Increase (Decrease) In Cash                              0                       0
          Balance as at end of period                                  0                       0
                                                          --------------          --------------
          Cash End of Period                              $            0          $            0
                                                          --------------          --------------
                                                          --------------          --------------
Supplemental Cash Flow Information
     Interest                                                          0                       0
     Income Taxes                                                      0                       0


     The accompanying notes are an integral part of these financial statements

                                                 Page Five

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                                  June 30, 2006

GENERAL

Tree Top Industries, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
December 31, 2005.


UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

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

Nature of Business

For the quarter ending June 30, 2006, the Company did not conduct any significant business.

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

However, since inception on February 23, 1999, and through June 30, 2006, the Company has sustained losses totaling $14,486,128. It has a working capital deficit at June 30, 2006 of $639,954 and revenue generated from advertising and sales of domain names have totaled only $49,462.

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

                                  Page Seven

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

Results of Operations

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

The Company generated revenues of $-0- for the three months ended June 30, 2006, and $-0- for the three months ended June 30, 2005. The Company had a gross profit of $-0- for the three months ended June 30, 2006, and $-0- for the three months ended June 30, 2005.

For the three months ended June 30, 2006, expenses totaled $14,518 compared with $33,173 for the three months ended June 30, 2005. The decrease in expenses was primarily due to a decrease in general operating expenses.

Liquidity and Capital Resources

As of June 30, 2006, the Company had a working capital deficit of $639,954.
In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing, including continued funding from the Chairman and Chief Executive Officer. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options, or the Chairman will continue to lend funds to the Company, or that the Company will be able to obtain the necessary funds elsewhere to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations.

As a result of the financing and operational activities described above, for the three months ended June 30, 2006, cash at the end of the period was $-0-.


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


                                  Page Eight

ITEM 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Controls.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

There were no changes from the litigation previously reported in our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

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


                                  Page Nine

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



                                           TREE TOP INDUSTRIES, INC.

                                                David Reichman
Date:  August 8, 2006            By : /s/ -------------------------------
                                                David Reichman
                                           Chief Executive Officer