Form 10QSB
period 2006-09-30
TREE TOP INDUSTRIES, INC.
filed 2006-11-14
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

                               (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2006, there were 304,786 shares of common stock outstanding.

                             TREE TOP INDUSTRIES, INC.
                                  FORM 10-QSB
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

                                   INDEX
                                                                      Page No.

PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheets
      September 30, 2006 Unaudited  and December 31, 2005                 3

Unaudited Statements of Operations
     Three Months September 30, 2006 and 2005                             4

Unaudited Statements of Cash Flows
     Three Months Ended September 30, 2006 and 2005                       5

Notes to Financial Statements                                             6

Item 2.  Management's Discussion and Analysis or Plan of Operations       7

Item 3.  Controls and Procedures                                          8

PART II   OTHER INFORMATION                                               9

Item 1.   Legal Proceedings                                               9

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     9

Item 3.   Defaults upon Senior Securities                                 9

Item 4.   Submission of Matter to a Vote of Security Holders              9

Item 5.   Other Information                                               9

Item 6.   Exhibits and Reports on Form 8-K                                9

Exhibits.

Exhibit 31 - Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES                                                                9
                                   Page Two

PART I

ITEM 1. FINANCIAL STATEMENTS

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                            Consolidated Balance Sheets



                                                          September 30,         December 31,
                                                              2006                 2005
                                                           (unaudited)
                                                         --------------        --------------
                                           Assets

Current Assets
     Cash                                                $            0        $            0
                                                         --------------        --------------
          Total Current Assets                           $            0        $            0
                                                         --------------        --------------
                                                         --------------        --------------

                           Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
     Notes Payable                                       $      113,000        $      113,000
     Accounts Payable                                           358,530               348,019
     Accrued Expenses                                            14,206                15,250
     Accrued Interest Payable                                    33,508                29,864
     Due to Related Party                                         1,200                 1,200
     Due to Officers and Directors                              142,821               103,704
                                                         --------------        --------------
          Total Current Liabilities                             663,265               611,037


                               Stockholders' Equity (Deficit)

Common Stock 75,000,000 Shares Authorized at
$.001 Par Value; Shares Issued & Outstanding
304,786 and 252,791 at September 30, 2006 and
December 31, 2005 respectively                                      305                   253

  Additional Paid-In Capital                                 13,903,060            13,845,917
  Retained earnings or (Deficit accumulated during
  development state)                                        (13,903,060)          (14,457,207)
                                                         --------------        --------------

     Total Stockholders' Equity (Deficit)                      (663,263)             (611,037)
                                                         --------------        --------------
     Total Liabilities and
       Stockholders' Equity (Deficit)                    $            0        $            0
                                                         --------------        --------------
                                                         --------------        --------------

      The accompanying notes are an integral part of these financial statements

                                                 Page Three

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                       Consolidated Statements of Operations
                                   (unaudited)

                                                        For Three Months Ended               For Nine Months Ended
                                                  September 30,      September 30,     September 30,       September 30,
                                                       2006               2005              2006                2005
                                                  --------------     --------------     --------------     --------------


      Operating Expenses

General, Selling and Administrative               $      16,489     $        2,914     $       27,982     $       34,406
Consulting                                               57,195                  0             57,195                  0
Professional Fees                                         5,000                  0             18,779             10,697

Net Operating Loss                                      (78,684)            (2,914)          (103,956)           (45,103)
                                                 --------------     --------------     --------------     --------------
      Other Income (Expense)

Interest Expense                                         (1,822)            (1,822)            (5,467)            (5,467)
                                                 --------------     --------------     --------------     --------------

              Total Other Income (Expense)              (80,506)            (4,736)          (109,423)           (50,570)
                                                 --------------     --------------     --------------     --------------

              Income (Loss) Before Taxes                (80,506)            (4,736)          (109,423)           (50,570)

              Taxes                                           0                  0                  0                  0
                                                 --------------     --------------     --------------     --------------
              Net(Loss)                                 (80,506)            (4,736)          (109,423)           (50,570)
              Net Loss per share basic
              and diluted                                  (.32)              (.02)              (.43)              (.20)

     Weighted average number of common
     shares outstanding: basic and diluted               253,176            252,791           253,176            252,791


     The accompanying notes are an integral part of these financial statements

                                                 Page Four

                             Tree Top Industries, Inc.
                            (formerly GoHealth.MD, Inc.)
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                  Nine Months Ended
                                                           September 30,          September 30,
                                                               2006                   2005
                                                          --------------          --------------
             Operating Activities

Net Loss                                                  $     (109,423)         $      (50,570)
Adjustments to Reconcile Net Loss to
  Cash used by Operating Activities:
Expenses paid by Officer and Director                             39,117                       0

Changes in Operating, Assets and Liabilities:
Increase (Decrease) in Accounts Payable	                          10,511                   6,500
Increase (Decrease) in Accrued Expenses	                          (8,580)                      0
Increase (Decrease) in Interest Payable                           3,6445                   5,467
Stock Issued for Services                                         57,195

                                                          --------------          --------------
Cash Flows Used in Operating Activities                                0                       0

Cash Flows from Investing Activities                                   0                       0
                                                          --------------          --------------
Cash Flows Used in Investing Activities                                0                       0

Cash Flows from Financing Activities                                   0                       0

                                                          --------------          --------------
                                                                       0                       0

          Balance at beginning of period                               0                       0
          Net Increase (Decrease) In Cash                              0                       0
          Balance as at end of period                                  0                       0
                                                          --------------          --------------
          Cash End of Period                              $            0          $            0
                                                          --------------          --------------
                                                          --------------          --------------
Supplemental Cash Flow Information
     Interest                                                          0                       0
     Income Taxes                                                      0                       0



     The accompanying notes are an integral part of these financial statements

                                                 Page Five

                          Tree Top Industries, Inc.
                         (formerly GoHealth.MD, Inc.)
                   Notes to the Unaudited Financial Statements
                              September 30, 2006

GENERAL

Tree Top Industries, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended September 30, 2006, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended
December 31, 2005.


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

Nature of Business

For the quarter ending September 30, 2006, the Company did not conduct any significant business.

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

                                  Page Seven

Results of Operations

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005.

The Company generated revenues of $-0- for the three months ended
September 30, 2006, and $-0- for the three months ended September 30, 2005.
The Company had a gross profit of $-0- for the three months ended September 30, 2006, and $-0- for the three months ended September 30, 2005.

For the three months ended September 30, 2006, expenses totaled $80,506 compared with $4,736 for the three months ended September 30, 2005. The increase in expenses was primarily due to an increase in general operating expenses while pursuing an acquisition.

Liquidity and Capital Resources

As of September 30, 2006, the Company had a working capital deficit of $663,265. In order to continue to finance operations, the Company will need to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing, including continued funding from the Chairman and Chief Executive Officer. There can be no assurance that the Company will receive any proceeds from the exercise of warrants or options, or the Chairman will continue to lend funds to the Company, or that the Company will be able to obtain the necessary funds elsewhere to fund operations. Since inception, the Company has financed operations primarily through equity and debt financing, rather than operations.

As a result of the financing and operational activities described above, for the three months ended September 30, 2006, cash at the end of the period was $-0-.

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

                                Page Eight

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

There were no changes from the litigation previously reported in our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

The Company has not purchased any shares during the third quarter of 2004, whether through a publicly announced plan or program or otherwise. On September 27, 2006, the Board of Directors authorized the issuance of 51,995 new shares under Rule 144 to its 3 officers and directors.

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

(b) Current Reports on Form 8-K:
On August 28, 2006, the Company filed an 8-K announcing a special meeting of the shareholders to approve a plan of reorganization.


SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREE TOP INDUSTRIES, INC.
Date:  November 14, 2006                       By: /s/ David Reichman
                                             -----------------------
                                             David Reichman
                                             Chief Executive Officer