Form 10QSB/A
period 2006-09-30
TREE TOP INDUSTRIES, INC.
filed 2006-12-15
CIK 356590

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

                   For the transition period from     to

                         Commission File Number: 001-10382

                              TREE TOP INDUSTRIES, INC.
                              (f/k/a GoHealth.MD, Inc.)
               (Exact name of registrant as specified in its charter)

                 Nevada                                  83-0250943
     (State  or  other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

    511 Avenue of The Americas #800
                 New York, N.Y.                             10011
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


                               Stockholders' Equity (Deficit)

Common Stock 75,000,000 Shares Authorized at
$.001 Par Value; Shares Issued & Outstanding
304,786 and 252,791 at September 30, 2006 and
December 31, 2005 respectively                                      305                   253

  Additional Paid-In Capital                                 13,903,060            13,845,917
  Retained earnings or (Deficit accumulated during
  development state)                                        (13,903,060)          (14,457,207)
                                                         --------------        --------------

     Total Stockholders' Equity (Deficit)                   (663,265)         (611,037)
                                                         --------------        --------------
     Total Liabilities and
       Stockholders' Equity (Deficit)                    $            0        $            0
                                                         --------------        --------------
                                                         --------------        --------------

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