Form 10KSB
period 2006-12-31
TREE TOP INDUSTRIES, INC.
filed 2007-04-16
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

Commission File Number: 000-10201

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0250943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

511 Avenue of the Americas, Suite 800
New York, NY 10011
(Address of principal executive offices and Zip Code)

(775) 261-3728
Registrant's telephone number including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Issuer's revenues for its most recent fiscal year were $33,401.

The aggregate market value of voting stock held by non-affiliates of the small business issuer, computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on April 11, 2007 was $310,155.

At April 13, 2007, there were outstanding 988,400 shares of the Registrant's common stock.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This annual report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. Our actual results could differ significantly from those in the forward-looking statements included in this annual report. Except as required by law, including the federal securities laws, we assume no obligation to update the forward-looking statements included in this annual report. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our History

On July 24, 1980, Western Exploration and Mining Company was incorporated under the laws of the state of Nevada. On February 5, 1981, the name was changed to Nugget Exploration, Inc.

On February 23, 1999, Tree Top Industries, Inc. (formerly known as GoHealth.MD, Inc.) ("Tree Top"), was incorporated under the laws of the State of Delaware. On November 10, 1999, Nugget Holding Company merged into Tree Top. As a result of the merger, Tree Top became a wholly-owned subsidiary of Nugget Exploration, Inc. Pursuant to the merger, our shareholders received 81% of the outstanding common stock of Nugget Exploration, Inc. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. and then subsequently to Tree Top Industries, Inc. (the "Company").

Our Business

We have not conducted any meaningful business operations, or received significant revenues, since our inception on February 23, 1999.

Through December 31, 2006, we sustained losses totaling $1,006,708, as compared to total losses for the year ended December 31, 2005 of $64,330. At December 31, 2006, we had a working capital deficit of $611,037 and revenues of $33,401, generated from consulting fees.

Our primary objective is to identify and negotiate with a business target(s) for a business combination transaction with an operating company. We would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the U.S. secondary capital market. We cannot assure you that we will be successful in our efforts to identify and complete a business combination transaction with an operating company.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the marketplace; (iii) ease of borrowing from financial institutions; (iv) improved stock trading efficiency; (v) shareholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market. We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies interested in a business combination with our company may include the following: (i) a company for whom a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses; (ii) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (iii) a company which desires to become public with less dilution of its common stock than would occur upon an underwriting; (iv) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (v) a foreign company which may wish an initial entry into the United States securities market; (vi) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; (vii) a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

We anticipate seeking out a target business through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Such persons will have no relationship to our management.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors: (a) potential for growth, indicated by new technology, anticipated market expansion or new products; (b) competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole; (c) strength and diversity of management, either in place or scheduled for recruitment; (d)  capital requirements and anticipated availability of required funds, to be provided by our company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; (e) the cost of participation by our company as compared to the perceived tangible and intangible values and potentials; (f) the extent to which the business opportunity can be advanced; (g) the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and (h) other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company. In addition, our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Our company, based on our proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

On November 21, 2006, we entered into a Letter of Intent with Coil Tubing Technology, Inc. (CTBG.PK) and Grifco International, Inc. (GFCI.PK). Although pursuant to its terms the letter of intent expired, we are proceeding with a contemplated transaction whereby we will exchange preferred shares to be issued by our wholly-owned subsidiary Coil Tubing Technology Group, Inc., a Nevada corporation, in exchange for all the issued and outstanding shares of Coil Tubing Holdings Inc., a Texas corporation, currently held by Coil Tubing Technologies, Inc. The non-voting preferred shares will be convertible into shares of Coil Tubing Technology Group one year after the closing of the proposed transaction. As of December 31, 2006, Coil Tubing had an accumulated deficit of $655,430, a net loss of $543,289 and cash used in operations of $406,037. Coil Tubing specializes in the design of proprietary tools for the coil tubing industry, supplying tools to oil companies, coiled tubing operations and service companies.

Consummation of the share exchange is contingent on various conditions, including without limitation, obtaining the approval of the transaction from the shareholders of Coil Tubing Holdings, finishing our due diligence investigation on Coil Tubing, negotiating and executing definitive documents, review of the audited financial statements of Coil Tubing Holdings by our auditors and obtaining board approval of the transaction.

Except for the negotiations with Coil Tubing Technology, Inc., we have not entered into any other negotiations regarding any other acquisitions or transactions.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Employees

We presently have no employees apart from our management. Each of our officers is engaged in outside business activities and it is anticipated that he will devote limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Risk Factors

An investment in our common stock involves a high degree of risk. An investor should carefully consider the following risk factors before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, an investor could lose all or part of such investor’s investment in our company.

Risks relating to our company

1. We are a development stage blank check company and may never be able to effectuate our business plan.

As a development stage company which is seeking an acquisition candidate we may not be able to ever successfully effectuate our business plan. There can be no assurance that we will ever achieve any revenues or profitability. Other than their affiliation with Tree Top, our management has never been involved with a blank check company and therefore it is difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan. There can be no assurance that the Company will be successful in obtaining financing, acquiring businesses or in operating those acquired businesses in a profitable manner.

2. We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the marketing of our services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3. If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since our inception, we have had insignificant revenues. We incurred a cumulative net loss of $1,006,708 as of December 31, 2006. In addition, we had a working capital deficit of $611,037 at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. We do not have any agreement for a business combination or other transaction.

Except for negotiations with Coil Tubing Technology, Inc., we have not entered into any negotiations regarding a business combination nor do we have any commitment or understanding to enter into or become engaged in a transaction with any other party. We cannot assure you that we will successfully consummate the proposed transaction with Coil Tubing or identify and evaluate other suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

5. Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available, would be desirable. In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. We cannot assure you that we will identify a target company and consummate a business combination.

6. There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

7. We have conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

8. Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total. Although none are anticipated, conflicts of interest and non-arms length transactions may also arise in the future. Management does not anticipate that we will seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Neither David Reichman, our chairman, chief executive officer and president, nor any of our other officers, has entered into a written employment agreement with us and none of them is expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of David Reichman, our chairman, chief executive officer and president, to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities. We have not obtained key-man life insurance for David Reichman. The loss of the services of David Reichman would have a substantial adverse effect on our ability to effect a business combination transaction. In addition, the expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team. We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people.

9. The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

10. We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

11. Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

12. Our principal stockholder, officer and director owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

David Reichman, our chairman, chief executive officer and president, beneficially owns approximately 61.54% of our outstanding common stock, and our directors and executive officers beneficially own in the aggregate a majority of our outstanding shares. As a result, Mr. Reichman and our management will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our board of directors; (b) removal of any of our directors; (c) amendment of our Articles of Incorporation or bylaws; and (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

Risks related to our common stock

13. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. The future issuance of 74,011,600 shares of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

14. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 under the Securities Exchange Act defines a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, SEC rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a prescribed disclosure schedule relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of shares of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

15. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

16. You may experience difficulty in selling shares of our common stock since there is a limited trading market for our common stock.

Our common stock is quoted through the OTC Bulletin Board under the symbol "TTII", and trading has been limited. The Bulletin Board is a limited market and subject to substantially less restrictions and limitations in comparison to the NASDAQ National Market System. Any broker/dealer that makes a market in the stock or other person that buys or sells our stock could have a significant influence over its price at any give time. We cannot assure you that the market in our common stock will be sustained. As a result, you may have difficulty in selling your shares if you desire to do so.

ITEM 2. DESCRIPTION OF PROPERTY

We currently do not maintain an office. Our mail is forwarded to 511 Avenue of the Americas, Suite 800, New York, NY 10011.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.
In recent years, judgments have been entered against us because we did not have adequate working capital to provide a proper legal defense or to negotiate a settlement.

Legal Proceeding	Judgments	Amounts
Luckysurf v. GoHealth	Judgment against GoHealth	$30,000
Facts & Comparisons v. GoHealth	Judgment against GoHealth	$18,000
Free Ride v. GoHealth	Judgment against GoHealth	$55,512
Sales Guides, Inc v. GoHealth	Judgment against GoHealth	$ 5,000
Steve Goldberg v. GoHealth	Judgment against GoHealth	$40,000
Bur.v. GoHealth	Judgment against GoHealth	$ 9,213

No legal action has been taken to date to enforce any of these judgments against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 17, 2006, we held a special meeting of our shareholders for the following purposes:

1. To approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock, par value $.001 from 75,000,000 shares to 350,000,000 shares of common stock par value $.001 and 50,000,000 preferred shares par value $.001; and

2. To approve an amendment to the Company's Articles of Incorporation by changing the name of the Company from "Tree Top Industries, Inc." to "Universal Energy Holdings , Inc."; and

3. To approve the August 18, 2006 Agreement and Master Plan of Asset Roll-up and Forward Merger of Subsidiaries Together with Plan of Reorganization with Universal Energy Resources, Inc. and Grifco International, Inc. and its affiliated oil and gas sector businesses through our newly formed merger subsidiary "Universal Energy & Services Group, Inc."; and

4. To approve the Company's application for listing on the American Stock Exchange in 1Q07 or as soon thereafter as we may be qualified.

RESULTS OF MEETING

At the special meeting, stockholders holding a majority of the issued and outstanding shares approved the above actions. The Company has not yet effectuated any of the foregoing actions.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

Our common stock is quoted through the over-the-counter market on the National Association of Securities Dealers, Inc. Bulletin Board ("NASD Bulletin Board") under the symbol "TTII." Limited trading has occurred over the past several years. The following table set forth high and low sales prices of TTII common stock for each fiscal quarter for the last two fiscal years as reported by the NASD Bulletin Board. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. All share and per share amounts in this annual report from finance.Yahoo.com have not been adjusted for a one-for-100 reverse stock split effected on July 2006.

	High	Low
Period Ended December 31, 2006

Fourth Quarter	$1.20	$1.20
Third Quarter	$0.02	$1.25
Second Quarter	$0.04	$0.03
First Quarter	$0.05	$0.02

Period Ended December 31, 2005

Fourth Quarter	$0.02	$0.02
Third Quarter	$0.02	$0.02
Second Quarter	$0.10	$0.04
First Quarter	$0.12	$0.08

Record Holders. As of March 1, 2007, we had approximately 655 shareholders of record.

Dividends Policy. We have never paid a cash dividend on our common stock. We intend to retain earnings, if any, to finance the development and growth of our business. We do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors deemed relevant by our Board of Directors.

Transfer Agent and Registrar. The transfer agent and registrar for our common stock is ComputerShare Trust, 12039 West Alameda Parkway, Lakewood, Colorado 80228, telephone 303-262-0600.

Purchases of Our Securities by Us or our Affiliates. None of our shares of common stock were purchased by us or our affiliates during the fiscal quarter ended December 31, 2006.

Sales of Our Unregistered Securities During 2006 Not Previously Disclosed:

On December 21, 2006, we authorized the issuance of 10,000 shares of our common stock to each of our four directors in consideration for their past services to us.

On December 21, 2006, we authorized the issuance of 100,000 shares to Go4zgelt Inc. upon conversion of the note made in favor of said company and an aggregate of 70,000 shares of our common stock were issued in equal portions to Princeton Research, Inc. and JAP Consultants for consulting services rendered to us.

In September 2006, we authorized the issuance of 525,000 shares of our common stock to David Reichman in consideration for past services provided to us.

Each of these transactions was exempt from the registration requirements of the Securities Act under Section 4(2) thereof.

PART IV

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this annual report.

Overview

We were incorporated under the laws of the State of Nevada on July 24, 1980. On November 10, 1999, our wholly-owned subsidiary, Nugget Holding Company, merged into GoHealth.MD Inc. ("GoHealth"), a Delaware corporation. Prior to the merger, we had no operations and sought to consummate a business combination with another company that had operations. As a result of the merger, GoHealth became our wholly-owned subsidiary, and the shareholders GoHealth received 81% of our outstanding common stock.

On January 19, 2000, the name of our company was changed to GoHealth.MD Inc. For accounting purposes, the merger was treated as if GoHealth had acquired Nugget Exploration, Inc. Consequently, references to “our company” or “us” in this section relate to the operations of GoHealth.MD Inc., a Delaware corporation. We also changed our accounting year to the calendar year, the accounting year of GoHealth.MD Inc., the Delaware corporation.

Plan of Operation

Our primary objective is to identify and negotiate with a business target(s) for a business combination transaction with an operating company. We would provide a means for a foreign or domestic private company to become a reporting (public) company whose securities would be qualified for trading in the U.S. secondary capital market. We cannot assure you that we will be successful in our efforts to identify and complete a business combination transaction with an operating company.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders. Our objectives discussed below are extremely general and are not intended to restrict our discretion. This discussion of the proposed business is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

On November 21, 2006, we entered into a Letter of Intent with Coil Tubing Technology, Inc. (CTBG.PK) and Grifco International, Inc. (GFCI.PK). Although pursuant to its terms the letter of intent expired, we are proceeding with a contemplated transaction whereby we will exchange preferred shares to be issued by our wholly-owned subsidiary Coil Tubing Technology Group, Inc., a Nevada corporation, in exchange for all the issued and outstanding shares of Coil Tubing Holdings Inc., a Texas corporation, currently held by Coil Tubing Technologies, Inc. The non-voting preferred shares will be convertible into shares of Coil Tubing Technology Group one year after the closing of the proposed transaction. As of December 31, 2006, Coil Tubing had an accumulated deficit of $655,430, a net loss of $543,289 and cash used in operations of $406,037. Coil Tubing specializes in the design of proprietary tools for the coil tubing industry, supplying tools to oil companies, coiled tubing operations and service companies.

Consummation of the share exchange is contingent on various conditions, including without limitation, obtaining the approval of the transaction from the shareholders of Coil Tubing Holdings, finishing our due diligence investigation on Coil Tubing, negotiating and executing definitive documents, review of the audited financial statements of Coil Tubing Holdings by our auditors and obtaining board approval of the transaction.

We expect that we will need to raise funds in order to effectuate our business plans. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next 12 months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds loans by or invested in us by our principal stockholder or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Off-Balance Sheet Arrangements

None.

Going Concern

The nature of our financial status makes us lack the characteristics of a going concern. This is because the company, due to its financial condition, may have to seek loans or the sale of its securities, or acquire an operating company, to raise cash to meet its cash needs. We have no revenue and no cash. The level of current operations does not sustain our expenses and we have no commitments for obtaining additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Results of Operations

For the year ended December 31, 2006, we had total revenue of $33,401 and no revenues for the year ended December 31, 2005. For the year ended December 31, 2006, we had a net loss of $1,006,708, or $2.29 per share, as compared with a net loss of $64,330 or $0.25 per share, for the year ended December 31, 2005.

For the year ended December 31, 2006, expenses totaled $1,028,353 as compared with $57,039 for the year ended December 31, 2005. Said expenses consisted of $525,000 for officer’s compensation, $340,000 consulting fees which were paid in shares, administrative expenses of $121,775 and $41,578 of professional fees. The increase in expenses was due to increased activity during 2006.

Liquidity and Capital Resources

Through December 31, 2006, we have sustained losses totaling $1,006,708. At December 31, 2006, we had a working capital deficit of $611,037.

In order to continue to finance operations, we will need to obtain capital through the sale of our equity or debt securities, or by acquiring an operating company. We cannot assure you that we will be able to obtain the necessary funds to continue to operate.

During 2006, we used $163,353 in cash for operating activities. This cash amount was generated from $33,000 of consulting fees, a loan of $50,000 described below and loans made to us from David Reichman.

On October 16, 2006 we borrowed $50,000 from Go4zgelt, LLC at the rate of 14% per annum. The principal and interest were due on January 17, 2007. The lender converted the outstanding balance into 100,000 shares of common stock of the company. These shares have piggyback registration rights.

For the year ended December 31, 2005, we used $64,330 in operating activities, and $64,330 was provided by financing activities primarily from proceeds from loans from officers.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are set forth below.

Independent Auditors' Report	21
Balance Sheet at December 31, 2006	22
Statements of Operations for the years ended December 31, 2006 and December 31, 2005	23
Statements of Cash Flows for the years ended December 31,2006 and December 31, 2005	25
Statements of Stockholders' Equity for the years ended December 31,2006 and December 31, 2005	24
Notes to Financial Statements	26

Tree Top Industries
Financial Statements
December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

To the Stockholders and Directors of
Tree Top Industries, Inc. (formerly Gohealth.MD, Inc.)

We have audited the accompanying balance sheets of Tree Top Industries (formerly Gohealth.MD, Inc.) (a Nevada Corporation) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries (formerly Gohealth.MD, Inc.) at December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/S/ Chisholm, Bierwolf & Nilson, LLC Chisholm, Bierwolf & Nilson, LLC Bountiful, Utah April 6,2007

Tree Top Industries
(formerly Gohealth.MD, Inc.)

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash	30,578	0

Total Current Assets	30,578	0

Total Assets	30,578	0

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Notes Payable	163,000	113,000
Accounts Payable	338,530	348,019
Accrued Expenses	30,031	15,250
Accrued Interest Payable	39,797	29,864
Due to Related Party	1,200	1,200
Due to Officers and Directors	130,765	103,704

Total Current Liabilities	703,323	611,037

Total Liabilities	703,323	611,037

STOCKHOLDERS' DEFICIT
Common Stock-75,000,000 common stock par value .001
authorized. Issued and outstanding December 31, 2006 and
December 31, 2005, 304,786 and 252,791 shares respectively	988	253
Additional paid in capital	14,790,182	13,845,917
Retained accumulated deficit	(15,463,915)	(14,457,207)

TOTAL STOCKHOLDERS' DEFICIT	(672,745)	(611,037)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	30,578	0

The accompanying notes are an integral part of these financial statements.

Tree Top Industries
(formerly Gohealth.MD, Inc.)

Consolidated Statements of Operations

	December 31	December 31
	2006	2005
Service Income	33,401
Operating Expenses
General, Selling and Administrative	121,775	42,758
Consulting	340,000	12,220
Officer's Compensation	525,000
Professional Fees	41,578	2,061
Total Expenses	1,028,353	57,039
Net Operating Loss	(994,952)	(57,039)
Other Income (Expenses)
Interest Expense	11,756	7,291
Total Other Income (Expenses)	(1,006,708)	(64,330)
Income (Loss) Before Taxes	(1,006,708)	(64,330)
Taxes	0	0

Net (Loss)	(1,006,708)	(64,330)
Net Loss per share basic and diluted	(2.29)	(0.25)

Weighted average number of common shares outstanding: basic and diluted	438,803	253,400

The accompanying notes are an integral part of these financial statements.

Tree Top Industries
(formerly Gohealth.MD, Inc.)

Consolidated Statements of Stockholders' Equity From December 31, 2004 through December 31, 2006

			Additional	Retained	Total
	Common	Stock	Paid In	Earnings	Stockholder's
	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2004	252,791	253	13,845,917	(14,392,877)	(546,707)

Net (Loss) for year ended
December 31,2005				(64,330)	(64,330)

Balance as at 12/31/2005	252,791	253	13,845,917	(14,457,207)	(611,037)

Shares issued for services at
$1.00 per share	525,000	525	524,475	-	525,000

Shares issued for services at
$2.00 per share	170,000	170	339,830		340,000

Shares issued for services at
$2.00 per share	40,000	40	79,960		80,000

Net (Loss) for year ended
December 31,2006				(1,006,708)	(1,006,708)

Balance as at 12/31/2006	987,791	988	14,790,182	(15,463,915)	(672,745)

 The accompanying notes are an integral part of these financial statements.

Tree Top Industries
(formerly Gohealth.MD, Inc.)

Consolidated Statements of Cash Flows

	Year Ended
	December 31	December 31
	2006	2005
OPERATING ACTIVITIES
Net Loss	(1,006,708)	(64,330)
Adjustments to reconcile net loss to
cash used by operation activities:
Expenses paid by officer and director	27,060
Stock issued for services	945,000
Changes in operating, assets & liabilities
Increase (decrease ) in accounts payable	(9,489)	17,195
Increase (decrease ) in accrued expenses	14,782	0
Increase in accrued interest payable	9,933	7,291

CASH FLOWS USED IN OPERATING ACTIVITIES	(19,422)	(39,844)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from Officer Loans	0	39,844
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	39,844

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	50,000	0

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,000	0

Net Increase (Decrease) in cash	30,578	0
Balance at beginning of period	0	0
Balance as at end of period	30,578	0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest		-
Income Taxes	-	-

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

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
December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements as of December 31, 2006 and 2005 and for the years then ended consolidate the accounts of the parent company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Stock-Based Compensation

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 123R, (SFAS 123R “Accounting for Stock Based Compensation”. In accounting for options granted to persons other than employees, the provisions of Financial Accounting Standards Board (FASB) Statement No. 123R, (SFAS 123R) "Accounting for Stock Based Compensation" are applied in accordance with SFAS 123R at the fair value of these options. In December, 2002, SFAS 148 was issued. SFAS 148 amends SFAS 123R to require a more prominent disclosure of the pro-forma results required by SFAS 123R. No stock options were issued during the periods presented in these financial statements. Therefore, the net loss as reported for these periods and the pro forma loss arising from stock-based compensation expense determined under the fair value method are the same.

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin No.
98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); 185,000 common equivalent shares are excluded from the calculation as their effect is anti-dilutive.

	For the Years Ended
	December 31,
	2006	2005
Basic Earnings per share:
Income (Loss) (numerator)	$(1,008,531)	$(64,330)
Shares (denominator)	438,803	252,791
Per Share Amount	$(2.30)	$(.25)

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

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Recent Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company adopted SFAS 123R in the first quarter 2006.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

(1) SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140" - In February 2006, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an Amendment of FASB Statements No. 133 and 140" ("SFAS 155") to simplify and make more consistent the accounting for certain financial instruments. Namely, SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets" to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument.

SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, the Company will adopt SFAS 155 as of January 1, 2007. The adoption of SFAS 155 is not expected to have any effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS will have a material impact on the financial conditions or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 established a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial position, cash flows, and results of operations

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires a company to recognize the over-funded or under-funded status of its defined benefit postretirement plans (other than a multiemployer plan), measured as of the company's year end, as assets or liabilities in its statement of financial position and to recognize changes in that funded status, net of tax, in the year in which the changes occur through comprehensive income. SFAS 158 requires that the projected benefit obligation be used to measure unfunded liabilities instead of the accumulated benefit obligation for defined benefit plans. Also, companies are required to measure the unfunded liability for retiree medical plans using the accumulated postretirement benefit obligation while in the past there were no minimum liability requirements. SFAS 158 is effective for all fiscal years ending after December 15, 2006 and is required to be adopted in our financial statements for the fiscal year ending December 31, 2006. We have not yet completed our analysis of the effects of this statement on our Statements of Operations or financial position.

Notes to the Financial Statements
December 31, 2006

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

Since its inception on February 23, 1999, and through December 31, 2006, the Company has sustained losses totaling $15,463,915. It has a working capital deficit at December 31, 2005 of $611,037. Revenues generated from advertising and domain name sales and revenues from consulting have totaled only $49,462 and $33,401 respectfully, from its inception through December 31, 2006. Sales of advertising on its websites and sales of its domain names had been the foundation of the Company's plan to generate revenue and reach profitability from its operations. Through the date of these financial statements it has been unsuccessful in achieving its goals.

For the period from inception (February 23, 1999) through December 31, 2006, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing during the current fiscal year has been provided by David Reichman, the present CEO, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

NOTE 4 RELATED PARTY TRANSACTIONS

Due from officers and directors arose from the purchase from treasury of 550,000 shares of common stock at $.02 per share. This was a non-interest bearing amount that was due on demand. In early April 2002 these officers and directors satisfied this obligation and lent the Company an additional $25,235. Through December 31, 2006 an additional 95,212, was loaned to the Company by David Reichman, CEO, Chairman and President.

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

NOTE 5 - NOTES PAYABLE
	December 31, 2006

The Company has the following note payable obligations:
Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	$18,000	$18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000	40,000

Note Payable to G042GELT LLC due January 15, 2007 with interest of 14% .		$50,000

Totals	$163,000	$113,000
Less Current Maturities		(163,000)

Total Long-Term Notes Payable	$-	$-

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

NOTE 5 - NOTES PAYABLE (continued)

Following are maturities of long-term debt for each of the next five years:

Year	Amount
2005	$113,000
2006	-
2007	50,000
2008	-
2009	-
Thereafter	-
Total	$163,000

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

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

NOTE 6 - INCOME TAXES (continued)

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2006 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $15,465,738 at December 31, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2006 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
Deferred tax asset:
Deferred noncurrent tax asset	$5,326,526	$4,915,450
Valuation allowance	(5,326,526)	(4,915,450)
Total	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
	2006	2005
Tax at marginal rate	$(342,300)	$(19,400)
Stock issuances for service	321,300	-
NOL valuation allowance	21,000	19,400
Net deferred tax asset	$-	$-

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

The common stock and additional paid-in capital as reflected on the December 31, 2006 and 2005 balance sheets is to reflect the change in par value of the common stock from $.01 to $.001 per share which took place during the year 2004, as well as a 100:1 reverse split that occurred during the year 2005. As a result the change in common stock was charged to additional paid in capital. This change has been retroactively restated on the statements of stockholders' equity.

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)

On September 26, 2006, the Board of Directors authorized the issuance of 525,000 shares at the market price of $1.00 to David Reichman for services previously rendered.

On December 21, 2006, the Board of Directors authorized the issuance of 35,000 shares to Princeton Research, Inc., 35,000 shares to JAP Consultants, Inc. and 100,000 shares to G04ZGELT, LLC. at market price of $2.00 in consideration of their services.

On December 21, 2006, the Board of Directors authorized the issuance of 10,000 shares to David Reichman, 10,000 shares to Michael Valle, 10,000 shares to Frank Benintendo and 10,000 shares to Don Gilbert at market price of $2.00 in consideration of their services.

The shares authorized in 2006 were not issued by the transfer agent until 2007.

Warrants to Purchase Common Stock

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
December 31, 2006

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

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:

	Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price		Weighted Average Contractual Life (Years)
Warrants outstanding at
December 31, 2005	100,000	1.50				.42
Granted	-	-		-		-
Exercised	-	-		-		-
Expired		100,000		-		-
Warrants outstanding at
December 31, 2005		-		$1.50	$
Warrants outstanding at
December 31, 2006		-	$		$

Employee Stock Options

In February 1999 the Company reserved a total of 500,000 shares of its common stock for grants of stock options to employees. A total of 230,000 options with an exercise price of $0.50 per share and terms expiring seven (7) years from the respective dates of grant were granted to two of the officers of the Company at that time.

As referred to in Note 2, the Company has elected to follow the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123R (SFAS 123R), "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equaled the market value of the underlying stock on the date of grant, no compensation expense was recognized.

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

The activity for employee and other stock options for the periods presented in these financial statements are as follows:

	Shares	Range of Exercise Prices Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at
January 1, 2005	535,000	$0.50-2.00	$0.98	5.01
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
		0.50-2.00	0.98	.05
Options Outstanding at
December 31, 2005	535,000	0.50-2.00	0.98	4.96
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	260,000	-	-	-
Options outstanding at
December 31, 2006	275,000	$0.50-2.00	$0.98	2.96

All employee and other stock options were fully vested at December 31, 2006 and 2005.

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount. However, the Company included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2006

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable at December 31, 2006and December 31, 2005

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable.

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2006and December 31, 2005

The company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management believed the suit was without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2006

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Notes to the Financial Statements
December 31, 2006

NOTE 9 - OTHER MATTERS

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer (who are both David Reichman), of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the quarter covered by this report. Based on his evaluation, our Chief Executive Officer/Chief Financial Officer has concluded there have not been any change in the issuers' internal control over financial reporting, that occurred during the quarter covered by this report, that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting and that the company's disclosure controls and procedures are effective as of December 31, 2006 to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report. Based on his evaluation, our Chief Executive Officer/Chief Financial Officer has concluded there have not been any change in our internal control over financial reporting, that occurred during the period covered by this annual report, that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting and that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reporting within the time periods specified in Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Chief Executive Officer/Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

ITEM 8B Other Information

On October 16, 2006 we borrowed $50,000 from Go4zgelt, LLC at the rate of 14% per annum. The principal and interest were due on January 17, 2007. The lender converted the outstanding balance into 100,000 shares of common stock. These shares have piggyback registration rights.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers are:

Name	Age	Position(s) and Office(s)
David Reichman	62	President, Chief Executive Officer, Chief Financial Officer and Chairman
Frank Benintendo	58	Secretary and Director
Michael Valle	49	Director
Don Gilbert	69	Director

David Reichman has been an officer and director of our company since 2003. After a five year stay with American Express Company, Mr. Reichman moved on in 1975 to form his own private consulting practice specializing in tax representation and business management.

Frank Benintendo has been a director of our company since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer.

Michael Valle has been a director of our company since September 2004. Since 1998, Mr. Valle has been a sales executive with Mercedes Benz USA. From 1990 to 1998, Mr. Valle was a Vice President in charge of Investment at Paine Webber.

Don Gilbert has been a director since November 2006. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents.

Board of Directors

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

Our Board of Directors does not have an audit committee or any other committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, our entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and our audits of the financial statements. There are only four (4) directors serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While none of our directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

CODE OF ETHICS
We do not have a code of ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 31, 2006. We believe that none of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth information concerning the compensation paid or earned during the fiscal years ended December 31, 2006 and 2005 for services rendered to our Company in all capacities by the following persons: (i) all individuals who served as the principal executive officer and principal financial officer or acting in a similar capacity during the fiscal year ended December 31, 2006, regardless of compensation level; (ii) all individuals who served as officers at December 31, 2006 and whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006; and (iii) up to two additional individuals who served as officers during the fiscal year ended December 31, 2006 and whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2006, regardless of whether they were serving as officers at the end of such fiscal year.

Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
2006 2005	0 0		(1)(2) 535,000 shares
(1) We authorized the issuance of 535,000 shares of our common stock to David Reichman, our chairman, executive officer, president and chief financial officer, in consideration for services provided to the Company.

(2) Includes 10,000 shares authorized to be issued to each director.

Outstanding Equity Awards

We do not have any options, option plans or any other type of equity incentive plan awards.

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
David Reichman		535,000
Frank Benintendo		30,000	*
Michael Valle		30,000	*
Don Gilbert		10,000	*

(* ) Represents the fair value of shares of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of April 13 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors, and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

As of April 13, 2007, we had outstanding 988,400 shares of common stock. Except as otherwise indicated, each beneficial owner named in the table has sole voting and dispositive power with respect to the shares owned. The address of each of the individuals listed below is c/o 511 Avenue of the Americas, New York, NY 10103.

Name and Address	Amount and Nature of Beneficial Ownership	Percent

David Reichman	608,245	61.54%

Frank Benintendo	30,000	2.02%

Michael Valle	30,000	2.02%

Don Gilbert	10,000	1.01%

Executive Officers and Directors as a Group (4 Persons)	678,245	66.59%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

On December 21, 2006, we authorized the issuance of 10,000 shares to each of our four directors in consideration for their past services to us.

On September 2006, we authorized the issuance of 525,000 to David Reichman in consideration for past services provided to us.

David Reichman, our sole officer, is not “independent”, as that term is defined by the rules of any national securities exchange or NASDAQ.

ITEM 13. EXHIBITS

3.1 Articles of Incorporation

3.2 Certificate of Amendment of Articles of Incorporation dated February 5, 1981

3.2 Certificate of Reduction of Capital and Change in Number of Issued Shares dated October 19, 1998

3.3 Certificate of Amendment of Articles of Incorporation dated January 24, 2000

3.4 Certificate of Amendment of Articles of Incorporation dated August 30, 2004

3,3 By-Laws

4.1 Form of common stock certificate

31.1 Section 302 Certification of CEO and CFO

32.1 Section 906 Certification of CEO and CFO

PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES BILLED FOR AUDIT AND NON-AUDIT SERVICES

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Chisholm, Bierwolf & Nilson, LLC ("Chisholm") for our audit of the annual financial statements for the years ended December 31, 2005 and 2006, and all fees billed for other services rendered by Klein & Co. during those periods.
Year Ended December 31	2006	2005

Audit Fees (1)	$8,783.75	$5,791	(2)
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—

Total Accounting Fees and Services	$8,783.75	$5,791

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

PRE-APPROVAL POLICY FOR AUDIT AND NON-AUDIT SERVICES

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to the Company by Chisholm, Bierwolf & Nilson, LLC were pre-approved by our Board of Directors.

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

TREE TOP INDUSTRIES, INC.

Date: April 14, 2007	By:	/s/David Reichman
David Reichman
Chairman, CEO, President and Chief Financial Officer (principal executive and financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Reichman David Reichman	Chairman, CEO President and Chief Financial Officer (principal executive and financial officer)	April 14, 2007

/s/Frank Benintendo
Frank Benintendo	Director	April 14, 2007

/s/Michael Valle
Michael Valle	Director	April 14, 2007

/s/Don Gilbert
Don Gilbert	Director	April 14, 2007