Form 10KSB/A
period 2006-12-31
TREE TOP INDUSTRIES, INC.
filed 2007-05-14
CIK 356590

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

EXPLANATORY STATEMENT REGARDING THIS AMENDMENT

Tree Top Industries, Inc. (“we” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2006, which was previously filed on April 16, 2007 (the “2006 Annual Report”), for the purpose of restating the financial statements for the year ended December 31, 2006 and amending certain related disclosures included in Items 1, 5, 6, and 7 of the 2006 Annual Report. For convenience and ease of reference, only those Items that are amended are reported herein. Except as amended herein, the 2006 Annual Report remains in full force and effect. This Amendment No. 1 speaks as of the original filing date of the 2006 Annual Report and does not reflect events occurring after such filing date or modify or update the disclosures therein in any way other than as required to reflect the amendments described herein. Accordingly, this Amendment No. 1 should be read in conjunction with our 2006 Annual Report and with our subsequent filings with the Securities and Exchange Commission.

We have determined that it is necessary to restate our financial statements for the year ended December 31, 2006 because the accounting for the issuance of 100,000 shares of common stock to a note holder in December 2006 was not improperly recorded as a consulting expense. The note payable of $50,000 and accrued interest thereon totaling $1,167 was not offset by the issuance of the shares. As a result, consulting expense was overstated by $51,167. In addition, financing costs totaling $148,833 were improperly classified as consulting and reclassified on the statement of operations. The result of this restatement was to decrease net loss by $51,167 ($.11 per share) and to decrease stockholders' deficit by $51,167. Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this Amendment No. 1.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Part I, Item 1 of the 2006 Annual Report is hereby amended by deleting in its entirety Risk Factor No. 3 included under such section and substituting in lieu thereof the following:

3. If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since our inception, we have had insignificant revenues. We incurred a cumulative net loss of $955,541 as of December 31, 2006. In addition, we had a working capital deficit of $621,578 at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Part II, Item 5 of the 2006 Annual Report is hereby amended by deleting in its entirety the section entitled “Sales of Our Unregistered Securities During 2006 Not Previously Disclosed,” and substituting in lieu thereof the following:

Sales of Our Unregistered Securities During 2006 Not Previously Disclosed:

On December 21, 2006, we authorized the issuance of 10,000 shares of our common stock to each of our four directors in consideration for their past services to us.

On December 21, 2006, we authorized the issuance of 100,000 shares to Go4zgelt Inc. upon conversion of the note made in favor of said company as well as for consulting services rendered to us and an aggregate of 70,000 shares of our common stock were issued in equal portions to Princeton Research, Inc. and JAP Consultants for consulting services rendered to us.

In September 2006, we authorized the issuance of 525,000 shares of our common stock to David Reichman in consideration for past services provided to us.

Each of these transactions was exempt from the registration requirements of the Securities Act under Section 4(2) thereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Part II, Item 6 of the 2006 Annual Report is hereby amended in its entirety as follows:

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

Results of Operations

For the year ended December 31, 2006, we had total revenue of $33,401 and no revenues for the year ended December 31, 2005. For the year ended December 31, 2006, we had a net loss of $955,541, or $2.18 per share, as compared with a net loss of $64,330 or $0.25 per share, for the year ended December 31, 2005.

For the year ended December 31, 2006, operating expenses totaled $794,152 as compared with $57,039 for the year ended December 31, 2005. Said expenses in 2006 consisted of $525,000 for officer’s compensation, $140,000 consulting fees which were paid in shares, administrative expenses of $121,775 and $41,578 of professional fees. The increase in operating expenses was due to increased activity during 2006. In addition, the Company incurred interest expenses totaling $11,756 relating to notes payable and financing costs of $148,833 incurred to a note holder which were paid in shares.

Liquidity and Capital Resources

Through December 31, 2006, we have sustained losses totaling $15,412,748. At December 31, 2006, we had a working capital deficit of $621,578.

In order to continue to finance operations, we will need to obtain capital through the sale of our equity or debt securities, or by acquiring an operating company. We cannot assure you that we will be able to obtain the necessary funds to continue to operate.

During 2006, we used $46,482 in cash for operating activities. Financing activities include a loan of $50,000 described below and loans made to us from David Reichman.

On October 16, 2006 we borrowed $50,000 from Go4zgelt, LLC at the rate of 14% per annum. The principal and interest were due on December 21, 2006. The lender converted the outstanding balance into 25,583 shares of common stock of the Company. These shares have piggyback registration rights.

For the year ended December 31, 2005, we used $39,844 in operating activities, and $39,844 was provided by financing activities from proceeds from loans from officers.

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

ITEM 7. FINANCIAL STATEMENTS

Part II, Item 7 of the 2006 Annual Report is hereby amended in its entirety as follows:

Our financial statements are set forth below.

Report of Independent Registered Public Accounting Firm	6
Balance Sheets at December 31, 2006	7
Statements of Operations for the years ended December 31, 2006 and December 31, 2005	8
Statements of Cash Flows for the years ended December 31,2006 and December 31, 2005	10
Statements of Stockholders' Equity for the years ended December 31,2006 and December 31, 2005	9
Notes to Financial Statements	11

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

As discussed in Note 1, Tree Top Industries (formerly Gohealth.MD, Inc.) restated its 2006 consolidated financial statements to reflect corrections for the accounting for the issuance of 100,000 shares of common stock to a note holder in December 2006. This change resulted in a decrease of $51,167 to the net loss for the year ended December 31, 2006, a decrease to notes payable of $50,000, a decrease of $1,167 to accrued interest and a decrease of $51,167 to total stockholders’ deficit as of December 31, 2006.

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

/S/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC Bountiful, Utah April 6, 2007, except for Notes 1,2,5,6 and 7, which is dated May 1, 2007

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$30,578	$-

Total Current Assets	30,578	-

Total ASSETS	$30,578	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes Payable	$113,000	$113,000
Accounts Payable	338,530	348,019
Accrued Expenses	30,031	15,250
Accrued Interest Payable	38,630	29,864
Due to Related Party	1,200	1,200
Due to Officers and Directors	130,765	103,704

Total Current Liabilities	652,156	611,037

Total Liabilities	652,156	611,037

STOCKHOLDERS' DEFICIT
Common Stock-75,000,000 common stock par value .001 authorized. Issued and outstanding December 31, 2006 and December 31, 2005, 987,791 and 252,791 shares respectively	988	253
Additional paid in capital	14,790,182	13,845,917
Retained accumulated deficit	(15,412,748)	(14,457,207)

TOTAL STOCKHOLDERS' DEFICIT	(621,578)	(611,037)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,578	$-

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Consolidated Statements of Operations

	December 31	December 31
	2006	2005
	(Restated)
Service Income	$33,401	$-
Operating Expenses
General, Selling and Administrative	121,775	42,758
Consulting	140,000	12,220
Officer's Compensation	525,000	0
Professional Fees	41,578	2,061
Total Operating Expenses	828,353	57,039
Loss from Operations	(794,952)	(57,039)
Other Income (Expenses)
Financing costs	(148,833)	-
Interest Expense	(11,756)	(7,291)
Total Other Income (Expenses)	(160,589)	(7,291)
Income (Loss) Before Taxes	(955,541)	(64,330)
Taxes	0	0

Net (Loss)	$(955,541)	$(64,330)
Net Loss per share basic and diluted	$(2.18)	$(0.25)

Weighted average number of common shares outstanding: basic and diluted	438,803	253,400

The accompanying notes are an integral part of these financial statements.

Tree Top Industries
(formerly Gohealth.MD, Inc.)

Consolidated Statements of Stockholders' Equity From December 31, 2004 through December 31, 2006

			Additional	Retained	Total
	Common	Stock	Paid In	Earnings	Stockholder's
	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2004	252,791	$253	$13,845,917	$(14,392,877)	$(546,707)

Net (Loss) for year ended December 31, 2005				(64,330)	(64,330)

Balance as at 12/31/2005	252,791	253	13,845,917	(14,457,207)	(611,037)

Shares issued for services at $1.00 per share	525,000	525	524,475	-	525,000

Shares issued for services at $2.00 per share	70,000	70	139,930		140,000

Shares issued in repayment of note payable, accrued interest and financing costs	100,000	100	199,900		200,000

Shares issued for services at $2.00 per share	40,000	40	79,960		80,000

Net (Loss) for year ended December 31, 2006				(955,541)	(955,541)

Balance as at 12/31/2006 (Restated)	987,791	$988	$14,790,182	$(15,412,748)	$(621,578)

  The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(formerly Gohealth.MD, Inc.)

Consolidated Statements of Cash Flows

	Year Ended
	December 31	December 31
	2006	2005
	(Restated)
OPERATING ACTIVITIES
Net Loss	$(955,541)	$(64,330)
Adjustments to reconcile net loss to cash used by operation activities:
Stock issued for services	745,000	-
Stock issued for financing costs	148,833
Changes in operating, assets & liabilities
Increase (decrease ) in accounts payable	(9,489)	17,195
Increase (decrease ) in accrued expenses	14,782	-
Increase in accrued interest payable	9,933	7,291

CASH FLOWS USED IN OPERATING ACTIVITIES	(46,482)	(39,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	50,000	-
Proceeds from Loans from Officer and Director	27,060	39,844

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	77,060	39,844

Net increase in cash	30,578	-
Balance at beginning of year	-	-
Balance as at end of year	$30,578	$-

SCHEDULE OF NONCASH ACTIVITY
Issuance of common stock for note payable and accrued interest	$51,167	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest	$-	$-
Income Taxes	-	-

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

Restatement of 2006 Financial Statements

The Company is amending its Form 10-KSB for the year ended December 31, 2006, as previously filed on April 16, 2007.

The Company determined that the accounting for the issuance of 100,000 shares of common stock to a note holder in December 2006 was improperly recorded as a consulting expense. The note payable of $50,000 and accrued interest thereon totaling $1,167 was not offset by the issuance of the shares. As a result, consulting expense was overstated by $51,167. In addition, financing costs totaling $148,833 were improperly classified as consulting and reclassified on the statement of operations.

The result of this restatement was to decrease net loss by $51,167 ($.11 per share), decrease notes payable by $50,000, decrease accrued interest by $1,167 and decrease stockholders' deficit by $51,167.

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

	For the Years Ended
	December 31,
	2006	2005
	(Restated)
Basic Earnings per share:
Income (Loss) (numerator)	$(955,541)	$(64,330)
Shares (denominator)	438,803	252,791
Per Share Amount	$(2.18)	$(.25)

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

NOTE 5 - NOTES PAYABLE

	December 31,
	2006	2005
	(Restated)

The Company has the following note payable obligations:
Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	$18,000	$18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000	40,000

Totals	113,000	113,000
Less Current Maturities	(113,000)	(113,000)

Total Long-Term Notes Payable	$-	$-

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

The Company has cumulative net operating loss carryforwards of $15,414,571 at December 31, 2006. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2006 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(Restated)
Deferred tax asset:
Deferred noncurrent tax asset	$5,308,904	$4,915,450
Valuation allowance	(5,308,904)	(4,915,450)
Total	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
	2006	2005
Tax at marginal rate	$(324,900)	$(19,400)
Stock issuances for service	303,900	-
NOL valuation allowance	21,000	19,400
Net deferred tax asset	$-	$-

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

On December 21, 2006, the Board of Directors authorized the issuance of 35,000 shares to Princeton Research, Inc. and 35,000 shares to JAP Consultants, Inc. at the market price of $2.00 in consideration of their services.

On December 21, 2006, the Board of Directors authorized the issuance of 100,000 shares to G04ZGELT, LLC. at the market price of $2.00 for the repayment of a note payable and accrued interest totaling $51,167 and financing costs totaling $148,833.

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

The activity for warrants to purchase common stock for the periods presented in these financial statements are as follows:

	Shares	Range of Exercise Price Per Share	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)
Warrants outstanding at
December 31, 2004	100,000	$1.50			.42
Granted	-	-	-		-
Exercised	-	-	-		-
Expired	(100,000)	-	-		-
Warrants outstanding at
December 31, 2005	-	-	$-	$
Warrants outstanding at
December 31, 2006 (Restated)	-	-		$

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

The activity for employee and other stock options for the periods presented in these financial statements are as follows:

	Shares	Range of Exercise Prices Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at
January 1, 2005	535,000	$0.50-2.00	$0.98	5.01
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
		0.50-2.00	0.98	.05
Options Outstanding at
December 31, 2005	535,000	0.50-2.00	0.98	4.96
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(260,000)	-	-	-
Options outstanding at
December 31, 2006 (Restated)	275,000	$0.50-2.00	$0.98	2.96

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

TREE TOP INDUSTRIES, INC.

Date: May 10, 2007	By:	/s/ David Reichman
David Reichman
Chairman, CEO, President and Chief Financial Officer (principal executive and financial officer)