Form 10QSB
period 2007-03-31
TREE TOP INDUSTRIES, INC.
filed 2007-05-15
CIK 356590

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	83-0250943 (IRS Employer ID Number)

511 Avenue of the Americas, #800, New York, NY 10011
(Address of principal executive offices)

(775) 261-3728
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

Number of shares of common stock outstanding as of May 15, 2007: 988,400 shares of common stock.

Transitional Small Business Format  Yes [ ] No [X]

TABLE OF CONTENTS

Page
PART I

Item 1. Financial Statements	3-5

Item 2. Management’s Discussion and Analysis or Plan of Operation	9

Item 3 Controls and Procedures	16

PART II

Item 1. Legal Proceedings	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Tree Top Industries
(formerly GohealthMD, Inc.)
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2007	2006
	(UNAUDITED)	(AUDITED)
		(RESTATED)

ASSETS

Current Assets:
Cash	$79,381	$30,578

Total Current Assets	79,381	30,578

Total Assets	$79,381	$30,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes payable	$113,000	$113,000
Accounts payable	338,530	338,530
Accrued expenses	46,009	30,031
Accrued interest payable	40,453	38,630
Due to related party	1,200	1,200
Due to officers and directors	130,765	130,765

Total Current Liabilities	669,957	652,156

Total Liabilities	669,957	652,156

Stockholders' Deficit:
Common stock, $.001 par value, 75,000,000 shares
authorized, 987,791 shares issued and outstanding	988	988
Additional paid-in capital	14,790,182	14,790,182
Accumulated deficit	(15,381,746)	(15,412,748)

Total Stockholders' Deficit	(590,576)	(621,578)

Total Liabilities and Stockholders' Deficit	$79,381	$30,578

 The accompanying notes are an integral part of these financial statements

Tree Top Industries
(formerly GohealthMD, Inc.)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Service income	$120,000	$-

Operating expenses
General, selling and administrative expenses	50,080	9,139
Professional fees	37,405	1,615

Total operating expenses	87,485	10,754

Operating income (loss)	32,515	(10,754)

Other Income (Expense):
Interest income	309	-
Interest expense	(1,822)	(1,822)

Total Other Income (Expense)	(1,513)	(1,822)

Net Income (Loss)	$31,002	$(12,576)

Earnings (loss) per share:
Basic earnings (loss)	$0.03	$(0.05)
Diluted earnings (loss)	$0.02	$(0.05)

Weighted average common shares outstanding:
Basic	987,791	252,791
Diluted	1,262,791	252,791

The accompanying notes are an integral part of these financial statements

Tree Top Industries
(formerly GohealthMD, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Cash Flows from Operating activities:
Net income (loss)	$31,002	$(12,567)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Net change in:
Increase (decrease) in accounts payable	-	993
Increase (decrease) in accrued expenses	15,978	(11,216)
Increase (decrease) in accrued interest payable	1,823	1,822

Net cash provided by (used in) operating activities	48,803	(20,968)

Cash Flows from Financing Activities
Proceeds from officer's loans	-	20,968

Increase in cash	48,803	-

Cash, beginning of period	30,578	-

Cash, end of period	$79,381	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during year for:
Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Tree Top Industries
(formerly GohealthMD, Inc.)
NOTES TO FINANCIAL STATEMENTS

1. RESTATEMENT OF 2006 FINANCIAL STATEMENTS

The Company's December 31, 2006 balance sheet was restated for the following matter:

The Company determined that the accounting for the issuance of 100,000 shares of common stock to a note holder in December 2006 was improperly recorded as a consulting expense. The note payable of $50,000 and accrued interest thereon totaling $1,167 was not offset by the issuance of the shares. As a result, consulting expense was overstated by $51,167 in 2006.

The result of this restatement was to decrease stockholders' deficit at January 1, 2007 by $51,167.

2. INTERIM PRESENTATION

The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006 and its cash flows for the three months ended March 31, 2007 and 2006.

The statements of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2006.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses totaling $15,381,746, has a working capital deficit of $590,575 and is in default of several notes payable (see Note 5).

For the period from inception (February 23, 1999) through December 31, 2006, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present CEO, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

The Company currently is continuing to attempt to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing, including mergers with other companies. It also is seeking to serve as a vehicle for an operating private company to enter into a reverse merger with the Company and thereby enable such private entity to emerge as a public entity.

In order for the Company to remain a reporting entity it will need to continue to receive funds from the exercise of outstanding warrants and options, through other equity or debt financing or through successfully negotiating a merger with an operating company. There can be no assurance that the Company will continue to receive any proceeds from the exercise of warrants or options, that the Company will be able to obtain the necessary funds to finance its operations, or that a merger candidate can be identified and an agreement negotiated, all of which raises substantially doubt about its ability to continue as a going concern.

4. EARNINGS (LOSS) PER SHARE

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The calculation of basic and diluted income (loss) per share is as follows:

	March 31,
	2007	2006

Net income (loss)	$31,002	$(12,576)

Weighted average shares outstanding - basic	987,791	252,791

Net income (loss) - per share - basic	$0.03	$(0.05)

Weighted average shares outstanding - basic	987,791	252,791
Dilutive options	275,000	-

Weighted average shares outstanding - diluted	1,262,791	252,791

Net income (loss) - per share - diluted	$0.02	$(0.05)

5. NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At March 31, 2007, notes payable amounted to $113,000.

At March 31, 2007, accrued interest on the notes was $40,453. Interest expense amounted to $1,822 for each of the three months ended March 31, 2007 and 2006.

6. RELATED PARTY TRANSACTIONS

Due to officers and directors consists of advances primarily from David Reichman, CEO, President and Chairman of the Company. The advances are due on demand and do not bear interest. At March 31, 2007, amounts owed to officers and directors amounted to $130,765.

7. RECENT PRONOUNCEMENT

In February 2007, SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" was issued. SFAS No.159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Tree Top Industries, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language. The forward-looking statements involve numerous risks and uncertainties, including the “Risk Factors” discussed in our annual report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on April 16, 2007. Our actual results could differ significantly from those in the forward-looking statements included in this quarterly report. Except as required by law, including the federal securities laws, we assume no obligation to update the forward-looking statements included in this quarterly report. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

Critical Accounting Policies

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2007.

Plan of Operation

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

Ability To Continue as a Going Concern

As of March 31, 2007, the Company incurred losses totaling $15,381,746, has a working capital deficit of $590,575, an accumulated deficit of approximately $13,316,000 and is default of several notes payable.

For the period from inception (February 23, 1999) through December 31, 2006, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present CEO, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

The Company currently is continuing to attempt to negotiate reductions in amounts owed its suppliers and to seek additional debt and equity financing, including mergers with other companies. It also is seeking to serve as a vehicle for an operating private company to enter into a reverse merger with the Company and thereby enable such private entity to emerge as a public entity.

In order for the Company to remain a reporting entity it will need to continue to receive funds from the exercise of outstanding warrants and options, through other equity or debt financing or through successfully negotiating a merger with an operating company. There can be no assurance that the Company will continue to receive any proceeds from the exercise of warrants or options, that the Company will be able to obtain the necessary funds to finance its operations, or that a merger candidate can be identified and an agreement negotiated, all of which raises substantially doubt about its ability to continue as a going concern.

Results of Operation

Three Months Ended March 31, 2007 ("2007") Compared With March 31, 2006 ("2006")

In 2007, we had total revenues of $120,000 compared to no revenues in 2006. Such revenues consisted of fees paid to our Company in connection with consulting services performed by our officers for third parties.

In 2007, our operating expenses increased by $76,731 to $87,485 from $10,754 for 2006. Our operating expenses in 2007 consisted of $50,080 for general, selling and administrative expenses, and $37,405 for professional fees. The increase in expenses was due to increased activity during 2007.

Liquidity and Capital Resources

As of March 31, 2007, we had $79,381 in cash. We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

We believe that we do not have enough funds to effectuate our business plans and that we will need to raise such funds. We intend initially to seek additional investors to purchase our stock to provide us with working capital to fund our operations. Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt. There can be no assurance that additional capital will be available to us. We may seek to raise the required capital by other means. We may have to issue debt or equity or enter into a strategic arrangement with a third party. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

During the next twelve months we anticipate incurring costs related to filing of Exchange Act reports, and costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds loans by or invested in us by our principal stockholder or other investors. We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means. Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2007.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of David Reichman, the President, Chief Executive Officer, Chief Financial Officer, Chairman, and Director of the Company (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREE TOP INDUSTRIES, INC.

Date: May 15, 2007	By:	/s/ David Reichman
Name: David Reichman
Title: President, Chief Executive Officer, Chief Financial Officer, Chairman, and Director (Principal executive and financial officer)