Form 10QSB
period 2007-06-30
TREE TOP INDUSTRIES, INC.
filed 2007-08-14
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

☐              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-10210

TREE TOP INDUSTRIES, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	83-0250943
(State of incorporation)	(IRS Employer ID Number)

511 Avenue of the Americas, #800 New York, NY 10011
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
YES  ☒  NO ☐

Number of shares of common stock outstanding as of August 13, 2007: 988,400 shares of common stock.

Transitional Small Business Format
YES  ☐ NO   ☒

TABLE OF CONTENTS
Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition

Item 3. Control and Procedures

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART I
FINANCIAL INFORMATION

Item 1.              Financial Statements.

Tree Top Industries
(formerly GohealthMD, Inc.)
BALANCE SHEETS

	JUNE 30, 2007	DECEMBER 31, 2006
	(UNAUDITED)	(AUDITED)
		(RESTATED)

ASSETS

Current Assets:
Cash	$3,661	$30,578

Total Current Assets	3,661	30,578

Total Assets	$3,661	$30,578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Notes payable	$113,000	$113,000
Accounts payable	338,530	338,530
Accrued expenses	65,684	30,031
Accrued interest payable	42,185	38,630
Due to related party	1,200	1,200
Due to officers and directors	84,993	130,765

Total Current Liabilities	645,592	652,156

Total Liabilities	645,592	652,156

Stockholders' Deficit:
Common stock, $.001 par value, 75,000,000 shares authorized, 987,791 shares issued and outstanding	988	988
Additional paid-in capital	14,790,182	14,790,182
Accumulated deficit	(15,433,101)	(15,412,748)

Total Stockholders' Deficit	(641,931)	(621,578)

Total Liabilities and Stockholders' Deficit	$3,661	$30,578

Tree Top Industries
(formerly GohealthMD, Inc.)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
Service income	$120,000	$-	$-	$-

Operating expenses
General, selling and administrative expenses	78,437	18,657	28,358	9,518
Professional fees	58,830	6,615	21,425	5,000

Total operating expenses	137,267	25,272	49,783	14,518

Operating loss	(17,267)	(25,272)	(49,783)	(14,518)

Other income (expense):
Interest income	469	-	160	-
Interest expense	(3,555)	(3,645)	(1,733)	(1,823)

Total other income (expense)	(3,086)	(3,645)	(1,573)	(1,823)

Net loss	$(20,353)	$(28,917)	$(51,356)	$(16,341)

Basic and diluted net loss per share	$(0.02)	$(0.11)	$(0.05)	$(0.06)

Weighted average common shares outstanding - basic and diluted	987,791	252,791	987,791	252,791

Tree Top Industries
(formerly GohealthMD, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash Flows from Operating activities:
Net loss	$(20,353)	$(28,917)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Net change in:
Increase in accounts payable	-	10,511
Increase (decrease) in accrued expenses	35,653	(8,580)
Increase (decrease) in accrued interest payable	3,555	3,645

Net cash provided by (used in) operating activities	18,855	(23,341)

Cash Flows from Financing Activities
(Repayment of) proceeds from officers' loans	(45,772)	23,341

Net cash provided by (used in) financing activities	(45,772)	23,341

Decrease in cash	(26,917)	-

Cash, beginning of period	30,578	-

Cash, end of period	$3,661	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income Taxes	$-	$-

Tree Top Industries
(formerly GohealthMD, Inc.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
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

2. INTERIM PRESENTATION

The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, its results of operations for the six and three months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006.

The statements of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB and form 10-KSB/A for the year ended December 31, 2006.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will  continue as a going concern.  The  Company has incurred losses totaling $15,433,101 has a working capital deficit of $641,931 and is in default of several notes payable (see Note 5).

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(20,353)	$(28,917)	$(51,356)	$(16,341)

Weighted average shares outstanding - basic	987,791	252,791	987,791	252,791

Net loss - per share - basic	$(0.02)	$(0.11)	$(0.05)	$(0.06)

Weighted average shares outstanding - basic	987,791	252,791	987,791	252,791
Dilutive options	275,000	275,000	275,000	275,000

Weighted average shares outstanding - diluted	1,262,791	527,791	1,262,791	527,791

Net loss - per share - diluted	*	*	*	*

* - anti-dilutive

5. NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002.  All of the notes are unpaid to date and are in default.  At June 30, 2007, notes payable amounted to $113,000.

At June 30, 2007 and December 31, 2006, accrued interest on the notes was $42,185 and $38,630,  respectively.  Interest expense amounted to $3,555, $1,733, $3,645 and $1,823 for six and three months ended June 30, 2007 and 2006, respectively.

6. RELATED PARTY TRANSACTIONS

Due to officers and directors consists of advances primarily from David Reichman, CEO, President and Chairman of the Company.  The advances are due on demand and do not bear interest.  During the six months ended June 30, 2007, the Company repaid $45,772 of the outstanding advances due. At June 30, 2007 and December 31, 2006, amounts owed to officers and directors amounted to $84,993 and $130,765, respectively.

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

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language.  The forward-looking statements involve numerous risks and uncertainties, including the “Risk Factors” discussed in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006.  Our actual results could differ significantly from those in the forward-looking statements included in this quarterly report. Except as required by law, including the federal securities laws, we assume no obligation to update the forward-looking statements included in this quarterly report. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

Critical Accounting Policies

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application.  As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006.  There have been no material changes to our critical accounting policies as of June 30, 2007 and for the six and three months then ended.

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

We are presently subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in the Company’s annual report on Form 10-K (or 10-KSB, as  applicable).  If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

As previously disclosed, on November 21, 2006, we entered into a Letter of Intent with Coil Tubing Technology, Inc. (CTBG.PK) and Grifco International, Inc. (GFCI.PK).  During the second quarter of 2007, negotiations regarding the transactions contemplated by the Letter of Intent have been terminated and no further agreement or transaction with either Coil Tubing Technology, Inc. or Grifco International, Inc. is contemplated.

As of the date of this report, we have not entered into any other negotiations regarding any other acquisitions or transactions.

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

Ability To Continue as a Going Concern

As of June 30, 2007, the Company incurred losses totaling $20,353, has a working capital deficit of $641,931, an accumulated deficit of approximately $15.4 million and is in default of all of its notes payable.

For the period from inception (February 23, 1999) through June 30, 2007, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chief Financial Officer, Chairman and President, and the Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

Results of Operation

Six Months Ended June 30, 2007 ("2007") Compared With June 30, 2006 ("2006")

In 2007, we had total revenues of $120,000 compared to no revenues in 2006.  Such revenues consisted of fees paid to our Company in connection with consulting services performed by our officers for third parties.

In 2007, our operating expenses increased by $111,995 to $137,267 from $25,272 for 2006.  Our operating expenses in 2007 consisted of $78,437 for general, selling and administrative expenses and $58,830 for professional fees while in 2006, operating expenses consisted of $18,657 for general, selling and administrative expenses and $6,615 for professional fees. The increase in expenses was due to increased activity during 2007.

Three Months Ended June 30, 2007 ("2007") Compared With June 30, 2006 ("2006")

In 2007 and 2006, we had no revenues.

In 2007, our operating expenses increased by $35,265 to $49,783 from $14,518 for 2006.  Our operating expenses in 2007 consisted of $28,358 for general, selling and administrative expenses and $21,425 for professional fees while in 2006, operating expenses consisted of $9,518 for general, selling and administrative expenses and $5,000 for professional fees. The increase in expenses was due to increased activity during 2007.

Liquidity and Capital Resources

As of June 30, 2007, we had $3,661 in cash.

Cash provided by operating activities amounted to $18,855 and was the result of increased accrued expenses and accrued interest offset by the loss for the period.  Net cash used in financing activities totaled $45,772 and was the result of repayments of advances from David Reichman.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.              Legal Proceedings.

None.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.              Defaults Upon Senior Securities.

At June 30, 2007, the Company is in default of all of its notes payable totaling $113,000.  The notes have original due dates between August 2000 and September 2002.

Item 4.              Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

Item 5.              Other Information.

None.

Item 6.              Exhibits.

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

TREE TOP INDUSTRIES, INC.

Date: August 13, 2007	By:	/s/ David Reichman
Name: David Reichman
Title: President, Chief Executive Officer, Chief Financial Officer, Chairman and Director (Principal Executive and Financial Officer)