Form 10QSB
period 2007-09-30
TREE TOP INDUSTRIES, INC.
filed 2007-11-19
CIK 356590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED September 30, 2007

                        Commission file number: 000-10210

                                   ___________


                            TREE TOP INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)


           Nevada                                            83-0250943
   ------------------------                              ------------------
   (State of Incorporation)                               (I.R.S. Employer
                                                         Identification No.)


                      511 Avenue of the Americas, Suite 800
                            New York, New York 10011
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (775) 261-3728
               --------------------------------------------------
               Registrant's telephone number, including area code


           Securities registered pursuant to Section 12(B) of the Act:

                                                   Name of Each Exchange On
    Title of Each Class                                Which Registered
    -------------------                            ------------------------

        COMMON STOCK                                         OTC

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         As of November 19, 2007 the number of shares outstanding of the registrant's only class of common stock was 71,578,400.

         Transitional Small Business Disclosure Format (check one):

                               Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Balance Sheet as of September 30, 2007 (unaudited)....................2

         Statements of Operations for the Three Months and Nine Months
         ended September 30, 2007 and September 30, 2006 (unaudited)...........3

         Statements of Cash Flows for the Nine Months ended
         September 30, 2007 and September 30, 2006 (unaudited).................4

         Notes to Financial Statements
         (unaudited)...........................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................9

Item 3   Controls and Procedures..............................................12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................13

Item 2.  Changes in Securities................................................13

Item 3.  Defaults upon Senior Securities......................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

Item 5.  Other Information....................................................13

Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................14

PART I.    FINANCIAL INFORMATION

Item 1.    CONDENSED FINANCIAL STATEMENTS

                            TREE TOP INDUSTRIES, INC.
                           (formerly GohealthMD, Inc.)
                                 BALANCE SHEETS


                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2007            2006
                                                        ------------    ------------
                                                         (UNAUDITED)     (AUDITED)
                                                                         (RESTATED)
                                     ASSETS
Current Assets:
   Cash                                                  $    253,640    $     30,578
                                                         ------------    ------------

              Total Current Assets                            253,640          30,578
                                                         ------------    ------------

Total Assets                                             $    253,640    $     30,578
                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable                                         $    113,000    $    113,000
   Accounts payable                                           338,530         338,530
   Accrued expenses                                         2,221,175          30,031
   Accrued interest payable                                    43,917          38,630
   Advances on stock option sales                             200,000              --
   Due to related party                                         1,200           1,200
   Due to officers and directors                              220,232         130,765
                                                         ------------    ------------

              Total Current Liabilities                     3,138,054         652,156
                                                         ------------    ------------

Total Liabilities                                           3,138,054         652,156
                                                         ------------    ------------

Stockholders' Deficit:
   Common stock, $.001 par value, 75,000,000 shares
     authorized, 987,791 shares issued and outstanding            988             988
   Additional paid-in capital                              14,790,182      14,790,182
   Accumulated deficit                                    (17,675,584)    (15,412,748)
                                                         ------------    ------------

              Total Stockholders' Deficit                  (2,884,414)       (621,578)
                                                         ------------    ------------

Total Liabilities and Stockholders' Deficit              $    253,640    $     30,578
                                                         ============    ============

    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES, INC.
                           (formerly GohealthMD, Inc.)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    NINE MONTHS       NINE MONTHS        THREE MONTHS        THREE MONTHS
                                                       ENDED             ENDED               ENDED               ENDED
                                                   SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                       2007              2006                2007                2006
                                                  ---------------   ---------------     ---------------      ---------------
Service income                                    $       120,000   $            --     $            --      $            --
                                                  ---------------   ---------------     ---------------      ---------------
Operating expenses
   General, selling and administrative expenses         2,295,024            27,982           2,216,587               16,489
   Consulting                                                  --            57,195                  --               57,195
   Professional fees                                       78,505            18,779              19,675                5,000
                                                  ---------------   ---------------     ---------------      ---------------

              Total operating expenses                  2,373,529           103,956           2,236,262               78,684
                                                  ---------------   ---------------     ---------------      ---------------

Operating loss                                         (2,253,529)         (103,956)         (2,236,262)             (78,684)
                                                  ---------------   ---------------     ---------------      ---------------
Other income (expense):
   Interest income                                            493                --                  24                   --
   Interest expense                                        (9,800)           (5,467)             (6,245)              (1,822)
                                                  ---------------   ---------------     ---------------      ---------------
              Total other income (expense)                 (9,307)           (5,467)             (6,221)              (1,822)
                                                  ---------------   ---------------     ---------------      ---------------
Net loss                                          $    (2,262,836)  $      (109,423)    $    (2,242,483)     $       (80,506)
                                                  ===============   ===============     ===============      ===============

Basic and diluted net loss per share              $         (2.29)  $         (0.43)    $         (2.27)     $         (0.32)
                                                  ===============   ===============     ===============      ===============
Weighted average common shares outstanding -
   basic and diluted                                      987,791           253,176             987,791              253,176
                                                  ===============   ===============     ===============      ===============

    The accompanying notes are an integral part of these financial statements


                            TREE TOP INDUSTRIES, INC.
                           (formerly GohealthMD, Inc.)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                                                    2007            2006
                                                                ------------    ------------
Cash Flows from Operating Activities:
Net loss                                                        $ (2,262,836)   $   (109,423)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Stock based compensation                                        2,201,500          57,195
Net change in:
   Increase in accounts payable                                           --          10,511
   (Decrease) in accrued expenses                                    (10,356)         (1,044)
   Increase in accrued interest payable                                5,287           3,644
                                                                ------------    ------------

      Net cash used in operating activities                          (66,405)        (39,117)
                                                                ------------    ------------
Cash Flows from Financing Activities
   Proceeds from officers' loans                                     135,239          39,117
   Payments of officers' loans                                       (45,772)             --
   Increase in advances on stock option sales                        200,000              --
                                                                ------------    ------------

      Net cash provided by financing activities                      289,467          39,117
                                                                ------------    ------------

Increase in cash                                                     223,062              --

Cash, beginning of period                                             30,578              --
                                                                ------------    ------------

Cash, end of period                                             $    253,640    $         --
                                                                ============    ============

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period  for:
              Interest                                          $         --    $         --
                                                                ============    ============
              Income Taxes                                      $         --    $         --
                                                                ============    ============

    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

2.       INTERIM PRESENTATION

         The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, its results of operations for the nine and three months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006.

         The statements of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006.

3.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses totaling $17,675,584, has a working capital deficit of $2,884,414 and is in default on several notes payable (see Note 5).

         For the period from inception (February 23, 1999) through December 31, 2006, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

                            TREE TOP INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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


                                                        Nine Months Ended                 Three Months Ended
                                                          September 30,                     September 30,
                                                     2007              2006              2007             2006
                                                -------------------------------------------------------------------
Net loss                                        $   (2,262,836)   $     (109,423)   $   (2,242,483)  $      (80,506)
                                                ===================================================================

Weighted average shares outstanding - basic            987,791           253,176           987,791          253,176
                                                ===================================================================

Net loss - per share - basic                    $        (2.29)   $        (0.43)   $        (2.27)  $        (0.32)
                                                ===================================================================

Weighted average shares outstanding - basic            987,791           253,176           987,791          253,176
Dilutive options                                       275,000           275,000           275,000          275,000
                                                -------------------------------------------------------------------

Weighted average shares outstanding - diluted        1,262,791           528,176         1,262,791          528,176
                                                ===================================================================

Net loss - per share - diluted                               *                 *                 *                *
                                                ===================================================================

* - anti-dilutive

5.       NOTES PAYABLE

         Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At September 30, 2007, notes payable amounted to $113,000.

         At September 30, 2007 and December 31, 2006, accrued interest on the notes was $42,185 and $38,630, respectively. Interest expense amounted to $5,377, $3,465, $3,645 and $1,823 for nine and three months ended September 30, 2007 and 2006, respectively.

6.       RELATED PARTY TRANSACTIONS

         Due to officers and directors consists of advances primarily from David Reichman, Chief Executive Officer, President and Chairman of the Company. The advances are due on demand and do not bear interest. During the nine months ended September 30, 2007, the Company received advances of $135,239 and repaid $45,772 of the outstanding advances due.

         At September 30, 2007 and December 31, 2006, amounts owed to officers and directors amounted to $220,932 and $130,765, respectively.

         Effective November 1, 2007, the Company closed its Agreement and Plan of Reorganization with Ludicrous, Inc., a Nevada corporation ("Ludicrous"), of which David Reichman is Chairman of the Board. See Note 9.

                            TREE TOP INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

7.       CAPITAL TRANSACTIONS

         Common Stock
         ------------

         On September 24, 2007, the board of directors authorized the issuance of 2.55 million shares of common stock to David Reichman, valued at $2,167,500, for services rendered to the Company. The shares were issued on November 1, 2007. For the nine and three months ended September 30, 2007, the Company accrued the $2,167,500 as general, selling and administrative expenses.

         On September 24, 2007, the board of directors authorized the issuance of 40,000 shares of common stock to its directors, valued at $34,000, for services rendered to the Company. The shares were issued on November 1, 2007. For the nine and three months ended September 30, 2007, the Company accrued the $34,000 as general, selling and administrative expenses.

         Stock Options
         -------------

On October 1, 2007, the Company issued three-year options to purchase a total of 2 million shares of its common stock at an exercise price of $.25 per share to two outside investors. Each stock options was sold for a price of $.10 per option for a total of $200,000. The options expire on September 30, 2010. The proceeds were received on September 28, 2007 and were classified as advances on stock option sales on the balance sheet.

         The term of the options is divided into two periods, the Primary Option Period which is from October 1, 2007 through September 30, 2008 and the Secondary Option Period which is from October 1, 2008 through September 30, 2010.

         The exercise of the options has been restricted during the Primary Option Period. The option holders can only exercise a maximum of 250,000 shares during any calendar quarter through September 30, 2008. Therefore, during the entire Primary Option Period, the option holders can each exercise a maximum of 1 million shares of common stock. There are no restrictions during the Secondary Option period.

         The fair value of the options as calculated under the Black-Scholes model totaled $1,688,327.

         On October 1, 2007, pursuant to his employment agreement (see Note 9), the Company issued five-year options to David Reichman to purchase 1.2 million shares of its common stock at an exercise price of $.55 per share. The shares vest in 24 equal installments of 50,000 stock options each, commencing on October 1, 2007. The fair value of the options as calculated under the Black-Scholes model totaled $1,018,353.

         The fair values of the options issued were determined using the following assumptions: risk free rate of 4.05% to 4.24%, no dividend yield, an expected life of three to five ears and a volatility factor of 273.4% to 284.2%.

         2007 Omnibus Stock and Incentive Plan
         -------------------------------------

         On September 24, 2007, the board of directors authorized the creation of the 2007 Omnibus Stock and Incentive Plan (the "2007 Plan"). An aggregate of 6 million shares of common stock are reserved for issuance and available for awards under the 2007 Plan.

         Awards under the 2007 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted shares of common stock, restricted units and performance awards. For a complete description of the Plan, see the Company's Form 8-K filed with the SEC on November 7, 2007.

                            TREE TOP INDUSTRIES, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

8.       RECENT PRONOUNCEMENT

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

9.       SUBSEQUENT EVENTS

         Effective November 1, 2007, the Company closed its Agreement and Plan of Reorganization with Ludicrous, pursuant to which the Company acquired all of the issued and outstanding shares of Ludicrous. At closing, the stockholders of Ludicrous received 68 million shares of the Company's common stock which represents 98.6% of the outstanding post-agreement common stock of the Company. The transaction will be recorded as a reverse merger of the Company by Ludicrous and a recapitalization of Ludicrous.

         Effective October 1, 2007, the Company entered into a two year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman will be paid an annual salary of $250,000, payable in two installments per month of $10,417. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Company's board of directors and received stock options to purchase 1.2 million shares of common stock as discussed above. The employment agreement has a term of two years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-QSB may contain "forward-looking statements," as that term is used in federal securities laws, about Tree Top Industries, Inc.'s financial condition, results of operations and business. These statements include, among others:

     o statements concerning the potential benefits that Tree Top Industries, Inc. ("TTI" or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

     o statements of TTI's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-QSB. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-QSB. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause TTI's actual results to be materially different from any future results expressed or implied by TTI in those statements. The most important facts that could prevent TTI from achieving its stated goals include, but are not limited to, the following:

         (a)      volatility or decline of TTI's stock price;

         (b)      potential fluctuation of quarterly results;

         (c)      failure of TTI to earn revenues or profits;

         (d)      inadequate  capital to  continue or expand its  business,  and
                  inability  to  raise   additional   capital  or  financing  to
                  implement its business plans;

         (e)      failure to commercialize TTI's technology or to make sales;

         (f)      decline in demand for TTI's products and services;

         (g)      rapid adverse changes in markets;

         (h) litigation with or legal claims and allegations by outside parties against TTI, including but not limited to challenges to TTI's intellectual property rights;

         (i)      insufficient revenues to cover operating costs;

         (j) failure of the NetThruster.com(R) content delivery network to function properly; and

         (k)      competition   from  other   content   delivery   networks  and
                  technologies   that   materially   adversely   impacts   TTI's
                  operations, financial condition and business performance.


         There is no assurance that TTI will be profitable, TTI may not be able to successfully develop, manage or market its products and services, TTI may not be able to attract or retain qualified executives and technology personnel, TTI may not be able to obtain customers for its products or services, TTI's products and services may become obsolete, government regulation may hinder TTI's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in TTI's businesses.

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. TTI cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-QSB. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that TTI or persons acting on its behalf may issue. TTI does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB, or to reflect the occurrence of unanticipated events.

Current Overview

         Effective November 1, 2007, the Company, closed its Agreement and Plan of Reorganization with Ludicrous, Inc., a Nevada corporation ("Ludicrous"), and the security holders of Ludicrous (collectively, the "Ludicrous Securityholders") pursuant to which the Company acquired all of the issued and outstanding capital stock of Ludicrous, and the Ludicrous Securityholders assumed control of the Company (the "Business Combination"). Pursuant to the Business Combination, the Company issued directly to the Ludicrous
Securityholders a total of 68,000,000 shares of its common stock, par value $0.001 (the "Shares"), in exchange for all of Ludicrous' issued and outstanding common stock. Upon the closing of the Business Combination, Ludicrous became a wholly owned subsidiary of the Company, and the Ludicrous Securityholders became shareholders of the common stock of the Company. The Company expects to continue to operate Ludicrous as a wholly-owned subsidiary. The Company does not expect to change its name.

         The Company operates its business through its recently acquired wholly-owned subsidiary, Ludicrous. Ludicrous was formed on August 1, 2007 to engage in the installation and operation of its network for commercialization of its proprietary technology for content delivery for the telecommunications industry. The process of data transmission is called "content delivery" and it is usually handled by the website where the information resides. The demand for broadband services has, however, recently been increasing dramatically. Even now the delivery of DVD quality motion pictures cannot be supported by most traditional server-based websites. A different strategy is needed to cope with sending huge amounts of information and reliably reconstituting that information at the receiving end. There are companies that specialize in transmission of high quality information in massive amounts such as Limelight Networks(R), which does so by utilizing a worldwide network of transmission nodes that split the information into several streams and reintegrate these streams at the end-user's destination. By building upon its technology, Ludicrous is developing the capability to rapidly and reliably send high quality content on demand to any Internet destination. In addition, the information can be safeguarded against theft through the use of Ludicrous' own network. The information can be transmitted and received in a manner that prohibits copying and understanding by anyone other than the targeted recipient. As a result, when the content is entertainment, there is a built-in safeguard against pirating the information.

         The new content delivery network developed by Ludicrous is called NetThruster.com(R)tm. NetThruster.com is the newest content delivery network for Internet distribution of video, music, games and downloads. NetThruster.com's advanced network is designed to provide media companies with high-performance, cost-effective delivery of high bandwidth media and software via the Internet. NetThruster.com has created a scalable system for distributed high-bandwidth media delivery to large audiences. Management believes that Ludicrous' delivery solutions are uniquely tailored to the specific needs of those doing distributed on-demand and live delivery of video, music, games and downloads.

         Built from day one as a media delivery platform, NetThruster.com distributes massive amounts of numerous forms of digital video, including live streaming user-generated content proliferating on popular video sharing sites to virtually any Internet-connected device with a screen. NetThruster.com content delivery provides HTTP/Web distribution of all digital media formats. Digital media files such as video, music, graphics, and software are delivered with full fidelity (no packet loss) from NetThruster.com's content delivery location at One Wilshire in Los Angeles, California, directly to the end user's IP-connected computer or device. NetThruster.com Streaming Media is designed to provide on-demand and/or live streaming to customers worldwide for all major formats including Windows Media, Flash Video, QuickTime, Real and MP3 audio.

         We expect to derive income primarily from the sale of services to customers executing contracts with anticipated terms of one year or longer, which we refer to as recurring revenue or long-term contracts. These contracts are generally expected to commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We intend to enter into customer contracts that have minimum usage commitments that are based on longer periods. We believe that having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts and build on that base by adding new customers, and increasing the number of services, features and functionalities for our customers. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

         Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of September 30, 2007 and for the nine months then ended.

Results of Operations for the Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

         We had revenue in the first nine months of 2007 of $120,000 compared to $0 in the same period of 2006. The increase in revenue is due to revenue earned through consulting services provided by the Company.

         Our operating expenses increased from $103,956 in 2006 to $2,373,529 in 2007, mostly due to stock compensation expenses of $2,201,500 incurred in 2007. Our net loss was $2,262,836 in 2007 compared to $109,423 in 2006.

Results of Operations for the Three Months Ended September 30, 2007 compared to the Three Months Ended September 30, 2006

         We had no revenue in the quarters ended September 30, 2007 and 2006.

         Our operating expenses increased from $78,684 in the quarter ended September 30, 2006 to $2,236,262 in the quarter ended September 30, 2007. This was mostly due to stock compensation expenses of $2,201,500 incurred in 2007. Our net loss was $2,242,483 in the three months ended September 30, 2007 compared to $80,506 for the same period in 2006.

Capital Resources

         The Company's cash position was $253,640 at September 30, 2007 compared to $0 at September 30, 2006.

         As of September 30, 2007, the Company had current assets of $253,640 and current liabilities of $3,138,054.

         Net cash used in operating activities amounted to $66,405 for the nine month period ended September 30, 2007, as compared to $39,117 used in operations for the nine month period ended September 30, 2006. The primary reason for the decreases was to fund the cash expenses for the periods.

         Net cash provided by financing activities amounted to a $289,467 and $39,117 for the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 resulted from the advances of $200,000 received from the sale of stock options on October 1, 2007 and from advances received from David
Reichman. The increase in 2006 resulted from advances received from David Reichman.

         The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long-term debt financing to attempt to overcome its working capital deficit. The Company will need between $150,000 to $200,000 annually to maintain its reporting obligations. Financing options may be available to the Company either via a private placement or through the public sale of stock. The Company will seek to raise sufficient capital to market NetThruster.com and to sustain monthly operations. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

Going Concern Qualification

         The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2006. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing.
There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

         We have no off-balance sheet arrangements.

Item 3.  CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as Amended (the "Exchange Act")) as of September 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within the Company, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         Changes in Internal Controls Over Financial Reporting

         There have been no changes in the Company's internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The Company did not issue any shares of its common stock, warrants, or stock options during the three month period ending September 30, 2007.

         On October 1, 2007, the Company issued a total of 2,000,000 options to purchase up to 2,000,000 shares of the Company's common stock to two outside investors. Each stock option was sold for a price of $0.10 per option, resulting in $200,000 of capital for the Company, which was used for general working capital. These options are exercisable at $0.25 per share for a period of three years from the date of issue, vesting and exercisable as follows: 500,000 warrants in the fourth calendar quarter of 2007 and 500,000 warrants in each of the first three calendar quarters of 2008. As reported in the Company's Report on Form 8-K, dated November 1, 2007, during the period from October 1, 2007 through November 1, 2007, the Company issued a total of 68,000,000 shares of its common stock for the acquisition of Ludicrous, Inc., and 2,590,000 shares of its common stock to the Company's directors for services rendered. The Company also granted 1,200,000 stock options to its Chief Executive Officer to purchase up to 1,200,000 shares of common stock for $0.55 per share for a period of five years from the date of grant, vesting in equal installments over a 24 month period after the date of grant.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------
            3.3            Certificate   of   Amendment   to  the   Articles  of
                           Incorporation, dated October 19, 2007
            10.1           Agreement and Plan of Reorganization (1)
            10.2           2007 Omnibus Stock and Incentive Plan (2)
            10.3           Employment Agreement (2)
            31.1           Section 302 Certification of Chief Executive Officer
            31.2           Section 302 Certification of Chief Financial Officer
            32.1           Section 906  Certification of Chief Executive Officer
            32.2           Section 906 Certification of Chief Financial Officer

         --------------------------------
         (1)  Incorporated  by reference  from the Report on Form 8-K filed with the Securities and Exchange Commission, dated October 19, 2007.
         (2)  Incorporated  by reference  from the Report on Form 8-K filed with the Securities and Exchange Commission, dated November 1, 2007.

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

         (1) The Report on Form 8-K filed with the Securities and Exchange Commission, dated October 19, 2007.
         (2) The Report on Form 8-K filed with the Securities and Exchange Commission, dated November 1, 2007.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2007             TREE TOP INDUSTRIES, INC.

                                     By: /s/ David Reichman
                                         ---------------------------------------
                                         David Reichman, Chief Executive Officer
                                         and Chairman (Principal Executive
                                         Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ David Reichman                                 Dated: November 19, 2007
     ------------------------------------------
     David Reichman, Chief Executive Officer
     and Chairman (Principal Executive Officer)


By:  /s/ David Reichman                                 Dated: November 19, 2007
     ------------------------------------------
     David Reichman, Director, President
     and Chief Operating Officer


By:  /s/ David Reichman                                 Dated: November 19, 2007
     ------------------------------------------
     David Reichman, Chief Financial Officer,
     (Principal Financial/Accounting Officer)