Form 10KSB
period 2007-12-31
TREE TOP INDUSTRIES, INC.
filed 2008-04-16
CIK 356590

FORM 10-KSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

For the period from January 1, 2007 to December 31, 2007

Commission file number 000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	83-0250943
(State of Incorporation)	(I.R.S. Employer Identification No.)

1041 N. Formosa Avenue, Pickford Building, #199, West Hollywood, California 90046
(Address of principal executive offices) (Zip Code)

(323) 850-2458
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(B) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

COMMON STOCK	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |__|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |__| No |X|

State issuer’s revenues for its most recent fiscal year.  $120,000

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,080,000 as of March 31, 2008 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by NASDAQ).

There were 72,328,400 shares outstanding of the registrant’s common stock as of March 31, 2008.

PART I

ITEM 1.                      BUSINESS

General

Tree Top Industries, Inc. (“TTI” or “we”) is a Nevada corporation that owns 100% of the issued and outstanding stock of Ludicrous, Inc., a Nevada corporation (“Ludicrous” or “we”).  Ludicrous was formed on August 1, 2007 to engage in the installation and build-out of its network for commercialization of its proprietary technology for the telecommunications industry. The principals of Ludicrous spent a combined eleven years developing and designing the technology prior to Ludicrous being incorporated.

We are a provider of high-performance content delivery network  (“CDN”) services. Our technology is designed to deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, videogame and software industries. We designed our delivery solution specifically to handle the demanding requirements of delivering rich media content over the Internet. Our solution enables content providers and aggregators to provide their end-users with high-quality experiences across any media type, library size, or audience scale without expending the capital and developing the expertise needed to build and manage their own networks.

Internet users are usually unaware of the considerable effort that is needed to deliver information or entertainment over the Internet.  The process of data transmission is called “content delivery” and it is usually handled by the website where the information resides.

This manner of sending entertainment directly from the provider to the end-user works well if the amount of information is relatively small (one to three minutes of low resolution video or audio) and demand for the content is infrequent.  Under these circumstances the host website’s own servers can service a reasonable number of end-users simultaneously.  This manner of content delivery has served the Internet well for a number of years, however, the demand for broadband services has recently been increasing dramatically.  For example, word-of-mouth about a new video clip can severely tax the transmission capability of the host website when demand exceeds the host’s transmission capability.  Even now the delivery of DVD quality motion pictures cannot be supported by most traditional server-based websites.  A different strategy is needed to cope with sending huge amounts of information and reliably reconstituting that information at the receiving end.  There are companies that specialize in transmission of high quality information in massive amounts such as Limelight Networks®, which does so by utilizing a worldwide network of transmission nodes that split the information into several streams and reintegrate these streams at the end-user’s destination.

This third party solution to information transmission is estimated to generate approximately $1 billion in yearly sales.  Research firms predict that those sales will double every couple of years.  By building upon its Net Thruster® technology, Ludicrous is developing the capability to rapidly and reliably send high quality content on demand to any Internet destination.  In addition, the information can be safeguarded against theft through the use of Ludicrous’ own network.  The information can be transmitted and received in a manner that prohibits copying and understanding by anyone other than the targeted recipient. As a result, when the content is entertainment, there is a built-in safeguard against pirating the information.

Net Thruster Technology

Purpose

Ludicrous has developed the NetThruster.com® content delivery network.  NetThruster.com is a content delivery network for distribution of video, music, games and downloads on the Internet. NetThruster’s advanced content delivery network provides media companies with high-performance, cost-effective delivery of high bandwidth media and software via the Internet.  NetThruster has created a scalable system for distributed high-bandwidth media delivery to large audiences.  Management believes that Ludicrous’ delivery solutions are uniquely tailored to the specific needs of those doing distributed on-demand and live delivery of video, music, games and downloads.

Built from day one as a media delivery platform, NetThruster distributes massive amounts of numerous forms of digital video, including live streaming user-generated content proliferating on popular video sharing sites to virtually any Internet-connected device with a screen.  NetThruster content delivery provides HTTP/Web distribution of all digital media formats. Digital media files such as video, music, graphics, and software are delivered with full fidelity (no packet loss) from NetThruster's content delivery location at One Wilshire in Los Angeles, California, directly to the end user's IP-connected computer or device.

NetThruster Streaming Media provides on-demand and/or live streaming to customers worldwide for all major formats including Windows Media, Flash Video, QuickTime, Real and MP3 audio.  Eager audiences embracing the “digital lifestyle” are requesting greater and greater volumes of content every day.  To meet the high expectations of these enthusiastic users, NetThruster content delivery enables content providers to make their entire asset libraries available for 24x7 global distribution to broadband and mobile audiences.  This frees content providers to focus on giving their audiences what they want, without concern for their delivery infrastructure.

Structure and Method

The Internet was originally designed to facilitate data transmission from a single point of origin to a single destination location. Data is broken into a series of individual packets, each of which contains the necessary information about the packet’s destination along with how to reassemble the series of packets into the original single piece of data. Packet creation and reintegration is performed at the origin and destination locations so that the Internet itself is “merely” the electronic equivalent of a very large and busy highway. This analogy is furthered by envisioning numerous on-ramps and off-ramps along this highway where data is placed on the Internet for transmission and is removed from the Internet at the appropriate destination.

In turning the Internet into a platform for content delivery, we are still utilizing the highway in its original form, but with a strategy for making better use of its features. The first part of the strategy is to have multiple origin points for data transmission. By having several origins, data can be more efficiency routed to the desired destination point that is closest (in the sense of time rather the sense of distance) to one of the points of origin. All content delivery companies use this principle. Multiple copies of the client’s data are stored on computer servers spread around the physical Internet locations. Also by using multiple transmission “backbones” (more than just one service provider) data traffic can be optimized by using less-utilized pathways, keeping in mind that a lesser utilized pathway can fill up rapidly, so the system is constantly measuring pathway times and dynamically selecting the currently optimal route. The end-user is unaware of this constantly changing system that is bringing the information to him. If everything is working right, he has no idea that the video he is watching or the music he is listening to has reached him by traveling over the equivalent of the entire interstate highway system.

The types of data content vary from one client to another. For most clients, a content delivery network maintains a pre-existing file or set of files that is transmitted upon demand to the end-user. The Ludicrous NetThruster system can maintain this information in several different formats so that a wide variety of reception devices can be supported, including not only individual computers but also hand-held equipment such as Personal Data Assistants or even cellular telephones. Live video transmission is a feature that NetThruster also handles as part of its capabilities.

The optimization of the data transmission involves the system determining the quickest way to send the information although other considerations may enter as dictated by the needs of the client. For example, most end-users have experienced going to an Internet website and having almost no delay in viewing information. On the other hand, they may have had a significant delay in waiting for the start of data transmission or even during the actual transmission or playback of a video. Perhaps this delay is due to very high server utilization or simply due to (relatively) slow servers because slower is usually cheaper. Many Internet websites use slow servers as a way of keeping their costs down, but for serious content delivery such a strategy is unacceptable. The NetThruster technology implemented by Ludicrous has, as one of its features, an array of servers, each containing a copy of the client’s information, in a manner that optimizes transmission to any single end-user as well as dealing with a very high volume of end-user requests.

For clients with pre-existing video content that is to be distributed, NetThruster can be automated to transcode the content file format. The automation transforms the original information format into some or all necessary formats so the content may be viewed on personal computers, mobile phones or other media devices. Depending upon the length of the video, this step can take some time so it is not feasible to perform it “on the fly” when requested by an end-user. At playback time, NetThruster solves this problem by determining the format needed by the requesting end-user and transmitting the appropriate file format.

The Ludicrous NetThruster system is designed to deliver the highest performance possible using standard existing components and materials. Two separate independent single mode fiber optic data lines that have the longest segment paths not requiring supplementary amplification (repeaters) are utilized as the input/output (full duplex) data lines into and out from the NetThruster system. These lines are failover redundant in the operational design of the system and are connected to separate high speed Internet providers. Each of these fiber optic lines is converted at the gigabit router into a number of electrical trunk lines that connect to gigabit smart switches.

The smart switches connect to arrays of server clusters that provide both speed and redundancy. The redundancy feature is important in two different ways. The first feature is a simple (but very important) failover device. The second feature is its ability to service multiple client requests with multiple responses. Any single client request for information is fulfilled by multiple responses with each response taking a different path out of the NetThruster system. This method is made possible because the NetThruster system has a continuous swarm of internal paths to handle data responses that can dynamically switch the data paths to utilize the current “best” path which is determined by analysis of the ultimate output data path traffic loads. The system continuously monitors these paths and routes data according to which paths within the system are least utilized. The design of the system is also inherently scalable. It automatically adjusts to increased demand for a particular piece of content or data by replicating its transmission. This internal resource recruitment can service a large number of additional requests for the same content with little allocation of its facilities. Of course, there are limits to how many additional end-users can be accommodated in this fashion before additional servers are brought into the resource mix.

Since it is likely that multiple clients are simultaneously requesting the same information such as streaming video or audio, the NetThruster system will recognize such a situation and respond by optimizing internal server performance to cover these requests with a minimum of actual server accesses. And just as NetThruster continuously monitors it own internal performance, it is also looking at which of the fiber optic providers is currently providing the least utilized service. As transmission loads change, content traffic is dynamically routed over a path that gives a high level of reliability and is also the fastest currently available path for the given level of reliability. Since the fiber optic providers may charge different rates based upon criteria not under control of Ludicrous, the NetThruster system allows for internal programming to use less expensive services if this feature is desired by the customer. In other words, the final price paid by the customer may enter into system routing performance considerations.

While the basic NetThruster system has been briefly described, it is a system that, in unit form, can be reconfigured to optimize performance for a particular client’s needs. For example, a live video transmission is handled more efficiently with some small adjustments of the NetThruster component interaction.  Should the system experience any significant failure, there is a further backup system based upon an array of servers that are designed to guarantee the efficacy of the requested data transmission, although at a reduction in speed. In NetThruster, reliability always takes paramount position over minimal transmission speed as a measure of system performance.

Business Model

Ludicrous is an Internet content delivery company. We work with our clients to provide an optimal system for delivering their information to the end-user. Ludicrous does not have a “one size fits all” strategy for each of its clients. We look at a client’s individual service needs and what is unique about the client’s information or data and then design a solution that optimizes service performance for that client utilizing data transmission over the Internet.

We expect to derive income primarily from the sale of services to customers executing contracts with anticipated terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts are generally expected to commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We intend to enter into customer contracts that have minimum usage commitments that are based on longer periods. We believe that having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts and build on that base by adding new customers, and increasing the number of services, features and functionalities for our customers. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.  In order to establish relationships with new customers, we may from time to time enter into month to month service agreements with them that do not include minimum monthly usage commitments.

History

Effective October 19, 2007, TTI entered into an Agreement and Plan of Reorganization with all of the stockholders of Ludicrous (the “Agreement”), pursuant to which TTI agreed to acquire all of the issued and outstanding common stock of Ludicrous from the stockholders of Ludicrous in consideration for the issuance of a total of 68,000,000 newly issued shares of TTI’s common stock, allocated among the stockholders of Ludicrous on a pro rata basis in accordance with their relative ownership of Ludicrous.  Accordingly, after the closing of the stock exchange on November 1, 2007 as contemplated by the Agreement, Ludicrous became a wholly owned subsidiary of TTI, and the prior shareholders of Ludicrous became the majority shareholders of TTI.  In the Agreement, the stockholders of Ludicrous agreed to confer upon a designee of TTI voting power over their shares of TTI’s common stock acquired by them in the exchange for a period of two years or until the stockholder sells his common stock in TTI in accordance with Rule 144 of the Securities Act of 1933, as amended, whichever occurs first.  The business combination between TTI and Ludicrous closed on November 1, 2007, and David Reichman, the Chief Executive Officer of TTI, was designated by TTI to be the voting trustee for 68,000,000 outstanding shares of TTI currently owned by the prior stockholders of Ludicrous.

Consumption and Distribution of Rich Media Content Expanding

            Multiple forces have created, and continue to drive, a substantial unmet need to rapidly and efficiently deliver large files and broadcast-quality media to large audiences over the Internet. These forces include the following:

•
Proliferation of broadband Internet connections. According to a 2007 eMarketer report on online video consumption (Online Video: Seeing the Whole Picture, August 2007), the number of U.S. broadband users will increase from 133.4 million in 2006 to over 200 million in 2011. Of them, 91% — or 183 million — will watch online videos. Additionally, Forrester (Top Consumer Broadband Trends for 2008) predicts that during 2008, broadband penetration will rise to more than 58% of U.S. households, or nearly 68 million households. Forrester states that the popularity of broadband among consumers coupled with industry advancements, like increased fiber rollouts and pair-bonding for DSL, mean that more consumers will have access to even faster Internet connections than ever before. This proliferation of broadband Internet connections and increased broadband speeds provides an increasing number of users with the capability to access rich media content efficiently.

•
Consumption of media via the Internet is rivaling consumption via other media channels. The proliferation of broadband Internet has fundamentally changed the way that consumers access and interact with media content. eMarketer (Online Video: Seeing the Whole Picture, August 2007), projects that the number of online video viewers in the United States alone will rise from 114 million in 2006 to 183 million in 2011. This means that by 2011, 61% of U.S. television viewers and 91% of U.S. broadband users will also be regular online video viewers.

•
More interactive and engaging online advertising will drive increased rich media creation and consumption. According to Forrester (US Interactive Marketing Forecast, 2007 to 2012), online video marketing will grow from 2007 to 2012 at a 72% CAGR to reach $7.2 billion. While this number seems large, it represents only 2% of projected advertising spend and 12% of total interactive marketing spend. Additionally, Forrester predicts that improved rich media creation tools, combined with increased consumer broadband adoption, will boost spend on interactive and rich media display ads to almost $6 billion in 2012.

•
Consumers desire on-demand access to a broad range of personalized media content. Through technologies like Internet search, personal digital video recorders, video-on-demand and social media platforms, consumers are increasingly accustomed to immediate, on-demand access to media content, including videos, music and photos provided by media or content providers or by users themselves.

•
Proliferation of Internet-connected devices. The proliferation of devices that are capable of connecting to the Internet, such as MP3 players, mobile phones and videogame consoles, has given users even more control and flexibility over how and where they access and use media content from the Internet.

Content providers have recognized this evolving shift in consumer behavior and the consumption of rich digital media. Television, music, radio, newspaper, magazine, movie, videogame, software and other traditional and emerging media companies all have or are developing large libraries of rich media and video content. The broad reach provided by the Internet allows these content providers to distribute their content through content aggregators or directly to consumers. The Internet also enables content providers to offer their entire content libraries to consumers. As a result, content providers are able to monetize a much larger portion of their media content libraries than has been possible under offline, non-Internet modes of distribution.

Alternatives for Delivering Rich Media Content over the Internet

Companies looking to deliver rich media content to users via the Internet have two primary alternatives: deliver content using basic Internet connectivity, in some cases with significant investment in additional infrastructure, or utilize a CDN.

Content Delivery via Basic Internet Connectivity

Basic Internet connectivity is capable of delivering media content to users, but is ill-suited for delivering the large media files and broadcast-quality media that are commonplace today. The Internet is a complex network of networks that was designed principally to connect every Internet network point to every other Internet network point via multiple, redundant paths. To reach a given user, content from a provider’s website must normally traverse multiple networks. These networks include those of the website’s Internet service provider, or ISP, one or more

Internet backbone carriers — each of which provides a network of high-speed communication lines between major interconnection points — and the user’s ISP. At any point along this path, data packets associated with the website’s content can be lost or delayed, impeding the transfer of data to the user. Internet protocols are designed to reliably transport data packets, but are not designed to ensure end-to-end performance. These protocols are effective for delivery of many types of traditional content, but are often ineffective for delivery of rich media content. When data packets are lost or delayed during the delivery of rich media content, the result is noticeable to users because playback is interrupted. This interruption causes songs to skip, videos to freeze and downloads to be slower than acceptable for demanding consumers. This lack of performance and its dramatic effect on user experience make the delivery of rich media content via the basic Internet extremely challenging.

In response, some content providers have chosen to invest significant capital to build the infrastructure of servers, storage and networks necessary to bypass, to the extent possible, the public Internet “cloud”. This substantial capital outlay and the development of the expertise and other technical resources required to manage such a complex infrastructure can be time-consuming and prohibitively expensive for all but the largest of companies.

Content Delivery via Content Delivery Networks

A CDN offloads the delivery of content from a media provider’s central website infrastructure to the CDN’s service delivery infrastructure. In general, the infrastructure of a CDN is composed of hundreds or thousands of servers distributed at various points around the Internet, linked together by software that controls where media content objects are stored and how they should be delivered to end-users. Deploying content objects in numerous, distributed locations can reduce the network distance between users and the media content they seek, reducing the potential for performance-inhibiting network congestion. The architecture of early CDNs reflected the importance and prevalence, at the time, of web page objects such as photos and graphics. Early CDNs typically deployed small server clusters in a large number of locations, relied on the public Internet to connect the clusters, and stored only the most popular content objects in their local caches, which are computing resources used to store frequently accessed data for rapid access. Because each server cluster was small, with few servers available for the storage and delivery of content, and with rarely more than a single network connection, some early CDNs employed optimization algorithms in an effort to effectively manage and allocate these relatively scarce resources.

When a requested content object is unavailable on the server cluster, a cache miss, which is a failed attempt to acquire a requested content object in a local cache, occurs. To handle a cache miss, early CDNs were required to access the missing object over the Internet from the content provider’s servers. A cache miss, and the time required to obtain the missing object over the Internet, degrades the end-user’s experience and increases the computing resource cost of servicing the end-user’s request. As the consumption of rich media has grown, the requirement to cache a sufficient number of media objects to guarantee a high-quality end-user experience at an efficient price has strained the architecture of early CDNs.

The New Requirements for Delivering Rich Media Content

We believe the unique characteristics of rich media content delivery and the rapid growth of rich media consumption have created a new set of technical, management and economic requirements for businesses seeking to deliver rich media content. These requirements include the following:

•
Delivering a consistent high-quality media experience. User experience is critical for content providers because consumers increasingly expect a high-quality experience, will not tolerate interruptions or inconsistency in the delivery of content, and may never return to a particular media provider if that provider is unable to meet their expectations. A media stream, for example, should begin immediately and play continuously without interruption every time a customer accesses that stream.

•
Delivering expansive content libraries of rich media. Consumers, particularly those who are accustomed to broadband-enabled Internet services such as high-quality television and radio, increasingly demand the ability to consume any form of media content online. To meet this demand, traditional media companies are moving their enormous libraries of content, such as television shows and movies, online. At the same time, emerging content businesses, such as user-generated content companies, are creating expansive libraries of rich media. Users expect a consistent media experience across every title in these large libraries, for each title regardless of its popularity, each time it is viewed.

•
Ability to scale content delivery capacity to handle rapidly accelerating demand and diversity of audience interest. Content providers also need to scale delivery of their content smoothly as the size of their audience increases. When a large number of users simultaneously access a particular website, the content provider must be able to meet that surge in demand without making users wait. Rapidly accelerating demand can be related to a single event, such as a major news or sporting event, or can be spread across an entire library of content, such as when a social media website surges in popularity.

•
Reliability. Throughout the path data must traverse to reach a user, problems with the underlying infrastructure supporting the Internet can occur. For instance, servers can fail, or network connections can drop. Avoiding these problems is important to content providers because network, datacenter, or service provider outages can mean frustrated users, lost audiences and missed revenue opportunities.

•
Flexibility and manageability. Content providers are making significant investments in preparing their media libraries for delivery over the Internet. Once content is ready for Internet distribution, content providers must be able to support a wide range of formats, begin to distribute their content quickly, and monitor their delivery activities.

•
Managing delivery costs. Managing the cost of content delivery is important for content providers so that they can maximize profits. As a result, the combination of major capital outlays and operating expenditures required to build and maintain large server clusters, peak period capacity, extensive Internet backbone networks and multiple connections to global broadband access networks is simply not practical for most companies. As users increasingly demand access to large files and media streams, the infrastructure costs associated with providing this content are rising.

The capital, expertise, and other managerial effort necessary to meet these requirements can be challenging. As demand for the delivery of rich media content increases, these challenges will become increasingly difficult to meet. We believe, therefore, that there is a significant opportunity for an outsourced Internet content delivery network optimized for the delivery of rich media content.

Sales, Service and Marketing

Ludicrous was formed in August 2007 to conduct the content delivery network business that is based on the NetThruster technology which was in research and development for several years.  Accordingly, we have only recently commenced marketing our services to prospective customers through existing employees and consultants who perform multiple tasks for the company.  We have not yet hired specific marketing professionals and personnel to design and implement a sales and marketing campaign for us.

We plan to expand our marketing staff as awareness of our product and service offerings become better known in the marketplace through our existing relationships and referrals.  Currently, we are beta testing our CDN with prospective clients and expect to start receiving service purchase orders in 2008.  As of March 31, 2008, we had not yet signed a service agreement with a customer, but are in discussions or beta testing with potential customers.

Research and Development

Our research and development organization is responsible for the design, development, testing and certification of the software, hardware and network architecture of our content delivery network system. As of December 31, 2007, we had two employees in our research and development group, substantially all of whom are located at our headquarters in West Hollywood, California. Our engineering efforts support product development across all major types of rich media content, including videos, music, games, software and social media, in various file formats and protocols such as Adobe Flash, MP3 audio, QuickTime, RealNetworks RealPlayer and Windows Media. We test our system to ensure scalability in times of peak media demand. We incurred insignificant research and development expenses in 2007. We believe that the investments that we have made in research and development have been effectively utilized. In the future, we anticipate that our research and development expenditures will increase in absolute dollars and increase as a percentage of our revenue.  All research and development expenses are included in the general, selling and administrative expenses in the Statement of Operations.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations and contractual protections.

As of December 31, 2007, we have received no patents in the United States and no patents in foreign jurisdictions.  We have no pending patent applications in the United States and no pending patent applications in foreign jurisdictions.  Any patents that may be issued to us may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. Therefore, we cannot predict the exact effect of having a patent with certainty.  We have received no trademarks and have no pending trademark applications in the United States. We have no pending trademark applications in foreign countries and no non-U.S. trademark applications have issued. There is a risk that pending trademark applications may not issue, and that those trademarks that have issued may be challenged by others who believe they have superior rights to the marks.

We generally control access to and use of our proprietary software and other confidential information through (a) the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners, and (b) domestic and foreign copyright laws.

Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights and licenses and confidentiality agreements, there is risk that unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries. Further, expansion of our business with additional employees, locations and legal jurisdictions may create greater risk that our trade secrets and proprietary rights will be harmed. If we fail to effectively protect our intellectual property and other proprietary rights, our business could be harmed.

Third parties could claim that our products or technologies infringe their proprietary rights. The Internet content delivery industry is characterized by the existence of a large number of patents, trademarks, and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We expect that infringement claims may further increase as the number of products, services, and competitors in our market increases. Further, continued success in this market may provide an impetus to those who might use intellectual property litigation as a weapon against us.

As we gain greater visibility and market exposure as a public company, we are likely to face an increased risk of being the subject of intellectual property infringement claims from other third parties.

Competition

The content delivery network market is highly competitive and is characterized by constantly declining prices and multiple types of vendors offering varying combinations of computing and bandwidth to content providers. A few of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. Our primary competitors include content delivery service providers such as Limelight Networks, Akamai, Level 3 Communications and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Internationally, we compete with local content delivery service providers, many of which are very well positioned within their local markets.

We believe that the principal competitive factors affecting the content delivery market include such attributes as:

•	Performance, as measured by file delivery time and end-user media consumption rates;

•	Scalability; both in terms of average capacity and special event capacity;

•	Proprietary software designed to efficiently locate and deliver large media files;

•	Ease of implementation;

•	Flexibility in designing delivery systems for unique content types and mixes;

•	Reliability; and

•	Cost efficiency.

While a few of our current competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do, we believe that we compete favorably on the basis of these factors, taken as a whole. In particular, we believe that our core focus on solving the unique challenges associated with the delivery of massive media files has made our service offerings compete strongly in the areas of performance and scalability, which are two of the most critical elements involved in the delivery of rich media content over the Internet.

Government Regulation

We are subject to various federal, state and local laws affecting the telecommunications and Internet industries.  Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. In addition, the laws relating to the liability of private network operators for information carried on or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected. The

Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us.  Our business is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.  Our failure to comply with applicable government rules or regulations could have a material adverse effect on our financial condition and business operations.

Employees

As of December 31, 2007, we employed six people on a full-time basis.  Of those six full-time employees, four are employed in an administrative, marketing, and sales position, and two are technical employees employed in research, development, and production positions.  We project that during the next 12 months, our workforce is likely to increase.  To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer qualified personnel to meet our needs, both locally and from out of the area.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our customers.

Risk Factors

You should carefully consider the risks described in this annual report. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this annual report on Form 10-KSB or presented elsewhere by management from time to time.

Risks Related to Our Business

We are just emerging from our development stage and do not yet have customer agreements.

While we are in discussions and beta testing of our CDN with potential customers, we do not yet have a customer service agreement.  We have just engaged a professional website development firm to redesign our entire website in connection with the recent launch of our initial marketing effort.  Consequently, our business is speculative as we emerge from our development stage and introduce our NetThruster technology in the commercial marketplace.  There is no assurance that we will obtain or retain customers, that our CDN will be commercially successful, that we will earn any revenue or profit, or that our NetThruster technology will work as well as we believe it does.  We do not yet have experience with NetThruster in diversified commercial applications.

We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs and threaten our ability to do business.

Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	pay substantial damages;

•	obtain a license from the holder of the infringed intellectual property right, which license may or may not be available on reasonable terms or at all; or

•	redesign products or services.

If we are forced to take any of these actions, our business may be seriously harmed. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business and operating results could be harmed.

Our limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

Our company has only been in existence since 2007. As a consequence, we have a limited operating history which makes it difficult to evaluate our business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this annual report on Form 10-KSB. If we do not address these risks successfully, our business will be harmed.

If we fail to manage future growth effectively, we may not be able to market and sell our services successfully.

We plan to expand our operations significantly in the near future, increasing our total number of employees, and we anticipate that further significant expansion will be required. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include: training new sales personnel to become productive and generate revenue; forecasting revenue; controlling expenses and investments in anticipation of expanded operations; implementing and enhancing our content delivery network, or CDN, and administrative infrastructure, systems and processes; addressing new markets; and endeavoring to launch international operations. A failure to manage our growth effectively could materially and adversely affect our ability to market and sell our products and services.

We currently face competition from established competitors and may face competition from others in the future.

We compete in markets that are intensely competitive, rapidly changing and characterized by constantly declining prices and vendors offering a wide range of content delivery solutions. We have experienced and expect to continue to experience increased competition. Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do.

Our primary competitors include content delivery service providers such as Akamai, Limelight, Level 3 Communications and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies are currently attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Given the relative ease by which customers typically can switch among CDN providers, differentiated offerings or pricing by competitors could lead to a rapid loss of customers. Some of our current or potential competitors may bundle their offerings with other services, software or hardware in a manner that may discourage content providers from purchasing the services that we offer. In addition, as we expand internationally, we face different market characteristics and competition with local content delivery service providers, many of which are very well positioned within their local markets. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, financial condition and results of operations.

We may lose customers if they elect to develop content delivery solutions internally.

Our potential customers may decide to develop their own content delivery solutions rather than outsource these solutions to CDN service providers like us. This is particularly true as our customers, if any, increase their operations and begin expending greater resources on delivering their content using third-party solutions. If we fail to offer CDN services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.

Rapidly evolving technologies or new business models could cause demand for our CDN services to decline or could cause these services to become obsolete.

Customers or third parties may develop technological or business model innovations that address content delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our CDN services. If competitors introduce new products or services that compete with or surpass the quality or the price/performance of our services, we may be unable to renew our agreements with existing customers or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment. For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our CDN services, or even that makes CDN services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate our customers’ needs for CDN services. If this occurred, we could lose customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.  In addition, during 2008 and beyond, we expect to increase our expenses, in absolute dollars, in substantially all areas of our business, including sales and marketing, general and administrative, and research and development. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	failure to make or increase sales of our core services;

•	significant increases in bandwidth and rack space costs or other operating expenses;

•	inability to maintain our prices relative to our costs;

•	failure of our current and planned services and software to operate as expected;

•	inability to attract high-quality customers to purchase our current and planned services;

•	failure to increase sales of our services to customers we may obtain in the future as a result of their ability to reduce their monthly usage of our services;

•
failure of a significant number of customers to pay our fees on a timely basis or at all or failure of customers to continue to purchase our services in accordance with their contractual commitments; and

•	loss of customers at a rate greater than our increase in new customers.

If we are unable to develop new services and enhancements to existing services or fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results may suffer.

The market for our CDN services is characterized by rapidly changing technology, evolving industry standards and new product and service introductions. Our operating results depend on our ability to develop and introduce new services into existing and emerging markets. The process of developing new technologies is complex and uncertain. We must commit significant resources to developing new services or enhancements to our existing services before knowing whether our investments will result in services the market will accept. Furthermore, we may not execute successfully our technology initiatives because of errors in planning or timing, technical hurdles that we fail to overcome in a timely fashion, misunderstandings about market demand or a lack of appropriate resources. Failures in execution or market acceptance of new services we introduce could result in competitors providing those solutions before we do, which could lead to loss of market share, revenue and earnings.

We may depend on a limited number of customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in demand from, these customers could significantly harm our results of operations.

During any given fiscal period, a relatively small number of customers may account for a significant percentage of our revenue. We may experience significant fluctuations in our individual customers’ usage of our services. As a consequence, we may not be able to adjust our expenses in the short term to address the unanticipated loss of a large customer during any particular period. As such, we may experience significant, unanticipated fluctuations in our operating results which may cause us to not meet our expectations or those of stock market analysts, which could cause our stock price to decline.

If we are unable to attract new customers or to retain our existing customers, our revenue could be lower than expected and our operating results may suffer.

In addition to adding new customers, to increase our revenue, we will need to sell additional services to existing customers, if any, and encourage existing customers to increase their usage levels. If our existing and prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain customers or attract new customers. We sell our services pursuant to service agreements that are generally one year in length, or may be on a month to month basis. Our customers will have no obligation to renew their contracts for our services after the expiration of their initial commitment period, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our customers may have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Because of our limited operating history and the fact that we have not yet had any customers, we have no historical data with respect to rates of customer service agreement renewals. This fact, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

•	their satisfaction or dissatisfaction with our services;

•	the prices of our services;

•	the prices of services offered by our competitors;

•	mergers and acquisitions affecting our customer base; and

•	reductions in our customers’ spending levels.

If our customers do not renew their service agreements with us or if they renew on less favorable terms, our revenue may decline and our business will suffer. Similarly, our customer agreements may provide for minimum commitments that are often significantly below our customers’ historical usage levels. Consequently, even if we have agreements with our customers to use our services, these customers could significantly curtail their usage without incurring any penalties under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

Our results of operations may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	our ability to increase sales to existing customers and attract new customers to our CDN services;

•	the addition or loss of large customers, or significant variation in their use of our CDN services;

•	costs associated with current or future intellectual property lawsuits;

•	service outages or security breaches;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•
the occurrence of significant events in a particular period that result in an increase in the use of our CDN services, such as a major media event or a customer’s online release of a new or updated video game;

•	changes in our pricing policies or those of our competitors;

•	the timing of recognizing revenue;

•	share-based compensation expenses associated with attracting and retaining key personnel;

•	limitations of the capacity of our content delivery network and related systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	limitations on usage imposed by our customers in order to limit their online expenses; and

•	geopolitical events such as war, threat of war or terrorist actions.

We believe that our revenue and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.

We expect to generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our current or potential customers would seriously harm our business.

We expect to generate nearly 100% of our revenue from charging our customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.

Many of our potential customers are pursuing emerging or unproven business models which, if unsuccessful, could lead to a substantial decline in demand for our CDN services.

Because the proliferation of broadband Internet connections and the subsequent monetization of content libraries for distribution to Internet users are relatively recent phenomena, many of our customers’ business models that center on the delivery of rich media and other content to users remain unproven. Social media companies, for example, are pursuing emerging strategies for monetizing the user content and traffic on their web sites. Our potential customers will not purchase our CDN services if their investment in providing access to the media stored on or deliverable through our CDN does not generate a sufficient return on their investment. A reduction in spending on CDN services by our potential customers would seriously harm our operating results and financial condition.

Our business will be adversely affected if we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties.

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. These legal protections afford only limited protection, and we have only one currently issued patent. Monitoring infringement of our intellectual property rights is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our intellectual property rights. We have applied for patent protection in a number of foreign countries, but the laws in these jurisdictions may not protect our proprietary rights as fully as in the United States. Furthermore, we cannot be certain that any pending or future patent applications will be granted, that any future patent will not be challenged, invalidated or circumvented, or that rights granted under any patent that may be issued will provide competitive advantages to us.

Any unplanned interruption in the functioning of our network or services could lead to significant costs and disruptions that could reduce our revenue and harm our business, financial results and reputation.

Our business is dependent on providing our customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Our potential customers may depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.  Our CDN may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our CDN and related services for any reason would eliminate our revenue and could harm our business and financial results. If such a widespread interruption occurred or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

Our business depends on continued and unimpeded access to third-party controlled end-user access networks.

Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures, such as the deployment of a variety of filters, that could degrade, disrupt or increase the cost of our or our customers’ access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees to us, our customers or end-users in connection with our services. This or other types of interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.

If our ability to deliver media files in popular proprietary content formats was restricted or became cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.

Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe Flash or Windows Media, was limited, our ability to serve our customers in these formats would be impaired and the demand for our content delivery services would decline by customers using these formats. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of existing customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.

If we are unable to retain our key employees and hire qualified sales and technical personnel, our ability to compete could be harmed.

Our future success depends upon the continued services of our executive officers and other key technology, sales, marketing and support personnel who have critical industry experience and relationships that they rely on in implementing our business plan. In particular, we are dependent on the services of our Chief Executive Officer, David Reichman, and also the Chief Executive Officer of Ludicrous, Christopher Cecil. Neither Christopher Cecil nor any of our other key employees is bound by an employment agreement for any specific term. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees, and we therefore have no way of mitigating our financial loss were we to lose their services. There is increasing competition for talented individuals with the specialized knowledge to deliver content delivery services and this competition affects both our ability to retain key employees and hire new ones. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our services, and negatively impact our ability to sell our services.

Our senior management team has limited experience working together as a group, and may not be able to manage our business effectively.

Our senior management team is small, has experienced significant turnover, is recently hired, and includes young individuals with limited experience. As a result, our senior management team has limited experience working together as a group. This lack of shared experience could harm our senior management team’s ability to quickly and efficiently respond to problems and effectively manage our business.

Internet-related and other laws relating to taxation issues, privacy and consumer protection and liability for content distributed over our network, could harm our business.

Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our customers to scale back their operations and use of our services in order to maintain their operations. In addition, the laws relating to the liability of private network operators for information carried on or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our customers deliver. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

If we are required to seek additional funding, such funding may not be available on acceptable terms or at all.

We need additional funding due to a number of factors, including a shortfall in revenue, increased expenses, increase investment in capital equipment or the acquisition of significant businesses or technologies. We currently do not have sufficient working capital and are incurring operating deficits that are being funded by small investments or advances being made to us by our management team or investors, or by management deferring salary and other compensation.  Additional funding may not be available on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business would be harmed. Even if we were able to find outside funding sources, we might be required to issue securities in a transaction that could be highly dilutive to our investors or we may be required to issue securities with greater rights than the securities we have outstanding today. We might also be required to take other actions that could lessen the value of our common stock, including borrowing money on terms that are not favorable to us. If we are unable to generate or raise capital that is sufficient to fund our operations, we may be required to curtail operations, reduce our capabilities or cease operations in certain jurisdictions or completely.

Our business requires the continued development of effective business support systems to support our customer growth and related services.

The growth of our business depends on our ability to continue to develop effective business support systems. This is a complicated undertaking requiring significant resources and expertise. Business support systems are needed for:

•	implementing customer orders for services;

•	delivering these services; and

•	timely billing for these services.

Because our business plan provides for continued growth in the number of customers that we serve and services offered, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective business support systems could harm our ability to implement our business plans and meet our financial goals and objectives.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be re-evaluated frequently. We have very limited experience in designing and testing our internal controls and may have material weaknesses. We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures. As a newly public company we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, we will be required to file a report by our independent registered public accounting firm addressing these assessments beginning with our Annual Report on

Form 10-K for the year ended December 31, 2008. Both we and our independent auditors will be testing our internal controls in anticipation of being subject to Section 404 requirements and, as part of that documentation and testing, may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

We have incurred, and will continue to incur significantly increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a newly public company, we have incurred, and will continue to incur, significant accounting and other expenses that we did not incur as a private company. These expenses include increased accounting, legal and other professional fees, insurance premiums, investor relations costs, and costs associated with compensating our independent directors. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the OTC Bulletin Board Market, impose additional requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. These rules and regulations could also make it more difficult for us to identify and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Failure to effectively expand our sales and marketing capabilities could harm our ability to obtain any customers and achieve broader market acceptance of our services.

Establishing our customer base and achieving broader market acceptance of our services will depend to a significant extent on our ability to initiate and expand our sales and marketing operations. To date, our sales efforts have been limited to pre-existing relationships and referrals managed by in-house employees or consultants who may have other tasks that they perform for us.  Developing a field sales force would be expensive.  We have limited knowledge in developing and operating a widely dispersed sales force. As a result, we may not be successful in developing an effective sales force, which could cause our results of operations to suffer.  We also believe that there is significant competition for direct sales personnel with the sales skills and technical knowledge that we require. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of direct sales personnel. New hires require significant training and, in most cases, take a significant period of time before they achieve full productivity. Our planned hires may not become as productive as we would like, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Our business will be seriously harmed if these expansion efforts do not generate a corresponding significant increase in revenue.

If the estimates we make, and the assumptions on which we rely, in preparing our financial statements prove inaccurate, our actual results may be adversely affected.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments about, among other things, taxes, revenue recognition, share-based compensation costs, contingent obligations and doubtful accounts. These estimates and judgments affect the reported amounts of our assets, liabilities, revenue and expenses, the amounts of charges accrued by us, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and at the time they are made. If our estimates or the assumptions underlying them are not correct, we may need to accrue additional charges that could adversely affect our results of operations, investors may lose confidence in our ability to manage our business and our stock price could decline.

As part of our business strategy, we may acquire businesses or technologies and may have difficulty integrating these operations.

We may seek to acquire businesses or technologies that are complementary to our business. Acquisitions involve a number of risks to our business, including the difficulty of integrating the operations and personnel of the acquired companies, the potential disruption of our ongoing business, the potential distraction of management, expenses related to the acquisition and potential unknown liabilities associated with acquired businesses. Any inability to integrate operations or personnel in an efficient and timely manner could harm our results of operations. We do not have prior experience as a company in this complex process of acquiring and integrating businesses. If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. In addition, future acquisitions will require the use of our available cash or dilutive issuances of securities. Future acquisitions or attempted acquisitions could also harm our ability to achieve profitability. We may also experience significant turnover from the acquired operations or from our current operations as we integrate businesses.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been, and is likely to continue to be, volatile with limited liquidity.

The trading prices of our common stock and the securities of technology companies generally have been highly volatile. Trading volume has been extremely light and may not increase, resulting in limited liquidity for stockholders.  Factors affecting the trading price of our common stock will include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business, if any. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Insiders have substantial control over us and will be able to influence corporate matters.

As of December 31, 2007, our directors and executive officers and their affiliates beneficially owned or had voting control over approximately 98.6% of our outstanding common stock, including the fact that TTI’s Chief Executive Officer, David Reichman, has voting control over 68,000,000 outstanding shares of our common stock owned by the prior shareholders of Ludicrous. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

ITEM 2.                      PROPERTIES

We currently lease approximately 4,000 square feet of office space at a base rental rate of approximately $6,212 per month pursuant to a month to month lease.

ITEM 3.                      LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or other security holder is a party adverse to us or has a material interest adverse to us.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.  On November 20, 2007, David Reichman, Michael Valle, Frank Benintendo, and Don Gilbert (collectively, the “Majority Shareholders”) were entitled to vote of a total of 68,718,245 shares or approximately

96% of the total issued and outstanding stock of TTI at that time.  The Majority Shareholders adopted the following resolutions by written consent in lieu of a meeting pursuant to the General Corporation Law of the State of Nevada:

1.
Authorize the officers and directors of the Company to cause the Company to amend its Certificate of Incorporation in order to authorize 50,000 shares of preferred stock, par value $0.0001 per share, and to increase the number of authorized shares of common stock from 75,000,000, par value $0.001, to 350,000,000, par value $0.0001.

2.	Ratify the adoption of the 2007 Omnibus Stock and Incentive Plan for the Company.

The Majority Shareholders submitted their consents to the shareholder resolutions described above on or about November 20, 2007, which became effective in January 2008 upon the satisfaction by the Company of all applicable filing and notification requirements of the Securities and Exchange Commission.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock is quoted through the over-the-counter market on the Financial Industry Regulatory Authority Bulletin Board (“OTC Bulletin Board”) under the symbol “TTII.”  Limited trading has occurred over the past several years.  The following table sets forth high and low sales prices of TTII common stock for each fiscal quarter for the last two fiscal years as reported by the OTC Bulletin Board, based on closing prices.  The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.  All share and per share amounts in this annual report have been adjusted for a one-for-100 reverse stock split effected on July 2006.

Year Ended December 31, 2007	High	Low

First Quarter ended March 31, 2007	$3.00	$1.50
Second Quarter ended June 30, 2007	$3.50	$1.75
Third Quarter ended September 30, 2007	$2.50	$1.50
Fourth Quarter ended December 31, 2007	$4.50	$0.55

Year Ended December 31, 2006	High	Low

First Quarter ended March 31, 2006	$0.05	$0.02
Second Quarter ended June 30, 2006	$0.04	$0.03
Third Quarter ended September 30, 2006	$1.25	$0.02
Fourth Quarter ended December 31, 2006	$1.20	$1.20

As of December 31, 2007, there were approximately 725 record holders of our common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of December 31, 2007, there were approximately 72,328,400 shares of common stock outstanding on record.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is ComputerShare Trust, 12039 West Alameda Parkway, Lakewood, Colorado 80228, telephone 303-262-0600.

Purchases of Our Securities by Us or our Affiliates

None of our shares of common stock were purchased by us or our affiliates during the fiscal quarter ended December 31, 2007.

Sales of Our Unregistered Securities During 2007 Not Previously Disclosed

In September 2007, we authorized the issuance of 2,550,000 shares of our common stock to David Reichman in accordance with the terms of his Employment Agreement with TTI.  See “Item 10. Executive Compensation – Employment Agreements.”

On December 6, 2007, we authorized the issuance of 200,000 shares of common stock to our directors for services rendered for us.

On December 21, 2007, we authorized the issuance of 10,000 shares of our common stock to each of our four directors in consideration for their past services to us.

Each of these transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of that Act.

Warrants

For the fiscal year ended December 31, 2007, we did not issue any warrants to purchase shares of common stock.

ITEM 6.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cautionary Statements

This Form 10-KSB may contain “forward-looking statements,” as that term is used in federal securities laws, about Tree Top Industries, Inc.’s consolidated financial condition, results of operations and business.  These statements include, among others:

•	statements concerning the potential benefits that TTI may experience from its business activities and certain transactions it contemplates or has completed; and

•
statements of TTI’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.  These statements may be made expressly in this Form 10-KSB.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-KSB.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause TTI’s actual results to be materially different from any future results expressed or implied by TTI in those statements.  The most important facts that could prevent TTI from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of TTI’s stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure of TTI to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to commercialize TTI’s technology or to make sales;

(f)	decline in demand for TTI’s products and services;

(g)	rapid adverse changes in markets;

(h)	litigation with or legal claims and allegations by outside parties against TTI, including but not limited to challenges to TTI’s intellectual property rights;

(i)	insufficient revenues to cover operating costs;

(j)	failure of the NetThruster.com® content delivery network to function properly; and

(k)	competition from other content delivery networks and technologies that materially adversely impacts TTI’s operations, financial condition and business performance.

There is no assurance that TTI will be profitable, TTI may not be able to successfully develop, manage or market its products and services, TTI may not be able to attract or retain qualified executives and technology personnel, TTI may not be able to obtain customers for its products or services, TTI’s products and services may become obsolete, government regulation may hinder TTI’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in TTI’s businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  TTI cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that TTI or persons acting on its behalf may issue.  TTI does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB, or to reflect the occurrence of unanticipated events.

Current Overview

The Company operates its business through its recently acquired wholly-owned subsidiary Ludicrous.  Ludicrous was formed on August 1, 2007 to engage in the installation and operation of its network for commercialization of its proprietary technology for content delivery for the telecommunications industry.  The new content delivery network developed by Ludicrous is called NetThruster.com®.  NetThruster is a content delivery network for Internet distribution of video, music, games and downloads. NetThruster’s advanced network is designed to provide media companies with high-performance, cost-effective delivery of high bandwidth media and software via the Internet.  NetThruster has created a scalable system for distributed high-bandwidth media delivery to large audiences.  Management believes that Ludicrous’ delivery solutions are uniquely tailored to the specific needs of those doing distributed on-demand and live delivery of video, music, games and downloads on the Internet.

Built from day one as a media delivery platform, NetThruster distributes massive amounts of numerous forms of digital video, including live streaming user-generated content proliferating on popular video sharing sites to virtually any Internet-connected device with a screen.  NetThruster content delivery provides HTTP/Web distribution of all digital media formats. Digital media files such as video, music, graphics, and software are delivered with full fidelity (no packet loss) from NetThruster's content delivery location at One Wilshire in Los Angeles, California, directly to the end user's IP-connected computer or device.  NetThruster Streaming Media is designed to provide on-demand and/or live streaming to customers worldwide for all major formats including Windows Media, Flash Video, QuickTime, Real and MP3 audio.

We expect to derive income primarily from the sale of services to customers executing contracts with anticipated terms of one year or longer, which we refer to as recurring revenue or long-term contracts. These contracts are generally expected to commit the customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We intend to enter into customer contracts that have minimum usage commitments that are based on longer periods. We believe that having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts and build on that base by adding new customers, and increasing the number of services, features and functionalities for our customers. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.  We may, however, enter into month to month service agreements with no minimum usage requirement from time to time, primarily to attract new customers.

We do not have sufficient capital to meet our current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital or debt financing to attempt to overcome its working capital deficit if cash flow is not sufficient. We estimate that TTI will need between $150,000 to $200,000 annually to maintain its reporting obligations.  TTI will seek to raise sufficient capital to market NetThruster and to sustain monthly operations.  There is no assurance, however, that the funds will be available or adequate.

Going Concern Qualification

TTI has incurred significant losses from operations, and such losses are expected to continue. TTI’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2007.  In addition, TTI has limited working capital. The foregoing raises substantial doubt about TTI's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to TTI. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" may make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Basis of Presentation

Revenue

We expect to primarily derive revenue from the sale of CDN services to our customers, although we recently emerged from our development stage and have not yet earned revenue. The CDN services include delivery of digital media, including video, music, games, software and social media. We generate revenue by charging customers for traffic or files delivered either on a per-gigabytes transferred basis or on a variable basis based on peak delivery of mega-bits per second delivered for a fixed period of time, as our services are used. Our customer agreements relating to these recurring services may have a term of one or more years, or may operate on a month-to-month basis. Our agreements may commit the customer to a minimum monthly level of usage and provide the rate at which the customer must pay for actual usage above the monthly minimum. We and our customers may negotiate revised monthly minimum usage levels or other modified services or terms during a commitment period.

Cost of Revenue

Cost of revenue will consist of costs related to the delivery of services, as well as the depreciation costs associated with our network. Costs related to the delivery of our services will include:

•	fees for transit bandwidth provided by network operators;

•	fees paid for the lease of private line capacity for our backbone and metro fiber rings to inter-connect our delivery zones;

•	fees paid for co-location services, which are the housing, electric and cooling of servers and other equipment in third-party data centers;

•	network operations employee costs, including stock-based compensation expense; and

•	costs associated with third party software licenses.

General and Administrative Expense

General and administrative expense consists primarily of the following components:

•	payroll and related costs, including stock-based compensation expense for executive, finance, business applications, human resources and other administrative personnel;

•	fees for professional services and litigation expenses; and

•	other expenses such as insurance, allowance for doubtful accounts, travel and corporate office rent.

We expect our general and administrative expense to increase in 2008 in absolute dollars and decrease as a percentage of revenue. The increase is due to payroll and related costs attributable to increased hiring, rents and utilities as we expand our facilities, as well as increased accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2009 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue.

Sales and Marketing Expense

Sales and marketing expense consists primarily of payroll and related costs, including stock-based compensation expense and commissions and other variable compensation for personnel engaged in marketing, sales and service support functions, as well as advertising, promotional and travel expenses.

We anticipate our sales and marketing expense will continue to increase in future periods in absolute dollars and remain constant as a percentage of revenue. The increase is due to an expected increase in commissions on higher forecast sales, the increase in payroll and related costs of sales and marketing personnel, increases in stock-based compensation expense and additional expected increases in marketing costs such as advertising.

Research and Development Expense

Research and development expense consists primarily of payroll and related costs and stock-based compensation expense associated with the design, development, testing and certification of the software, hardware and network architecture of our CDN. Research and development costs are expensed as incurred.

We anticipate our research and development expense will increase in future periods in absolute dollars and increase as a percentage of revenue due to increased stock-based compensation expense as well as increased payroll and related costs associated with continued hiring of research development personnel and investments in our core technology and refinements to our other service offerings.

Non-Network Depreciation Expense

Non-network depreciation expense consists of depreciation on equipment and furnishing used by general administrative, sales and marketing and research and development personnel.

Interest Expense

Interest expense includes interest paid on our debt obligations as well as amortization of deferred financing costs.

Interest Income

Interest income includes interest earned on invested cash balances, cash equivalents and investment securities. Interest income also includes the realized loss on investments. We anticipate interest income to remain relative constant.

Other Income (Expense)

Our other income consists primarily of gains or losses from the disposal of assets.

Income Tax Expense (Benefit)

Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable/refundable on tax returns, or the refund associated with a carryback of net operating loss, for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, accounts receivable reserves, income and other taxes, stock-based compensation and equipment and contingent obligations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We define our “critical accounting policies” as those U.S. generally accepted accounting principles that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to continually assess a range of potential outcomes.

Revenue Recognition

We recognize service revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.

We expect to primarily derive revenue from the sale of content delivery network services to customers executing contracts having terms of one year or longer. These contracts may commit the customer to a minimum monthly level of usage on a calendar month basis and provide the rate at which the customer must pay for actual usage above the monthly minimum. For these services, we expect to recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum, we expect to recognize revenue for such excess in the period of the usage. We may charge the customer an installation fee when the services are first activated. The installation fees would be recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement. We also expect to derive revenue from services sold as discrete, non-recurring events or based solely on usage. We may also enter into month to month service agreements without minimum monthly usage requirements. For these services, we expect to recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.

From time to time, we may enter into contracts to sell services to unrelated companies at or about the same time we enter into contracts to purchase products or services from the same companies. If we conclude that these contracts were negotiated concurrently, we expect to record as revenue only the net cash received from the vendor. For certain non-cash arrangements whereby we provide rack space and bandwidth services to several companies in exchange for advertising, we record barter revenue and expense if the services are objectively measurable. The various types of advertising include radio, Website, print and signage.

We may from time to time resell licenses or services of third parties. Revenue for these transactions would be recorded when we have risk of loss related to the amounts purchased from the third party and we add value to the license or service, such as by providing maintenance or support for such license or service. If these conditions are present, we recognize revenue when all other revenue recognition criteria are satisfied.

Accounts Receivable and Related Reserves

Trade accounts receivable are expected to be recorded at the invoiced amounts and would not bear interest. We expect to record reserves as a reduction of our accounts receivable balance. Estimates would be used in determining these reserves and would be based upon our review of outstanding balances on a customer-specific, account-by-account basis. These estimates could change significantly if our customers’ financial condition changes or if the economy in general deteriorates. The allowance for doubtful accounts would be based upon a review of customer receivables from prior sales with collection issues where we no longer believe that the customer has the ability to pay for prior services provided. We expect to perform on-going credit evaluations of our customers primarily related to monitoring payment history and the accounts receivable aging. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or we determine payment is reasonably assured. In addition, we expect to record a reserve for service credits. Reserves for service credits are measured based on an analysis of credits to be issued after the month of billing related to management’s estimate of the resolution of customer disputes and billing adjustments. We do not have any off-balance sheet credit exposure related to our customers.

Share-Based Compensation

We expect to account for our share-based compensation pursuant to SFAS No. 123 (revised 2004) Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires measurement of all employee share-based payments awards using a fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. The weighted-average expected term for stock options granted was calculated using the simplified method in accordance with the provisions of Staff Accounting Bulletin No. 107, Share-Based Payment.  The simplified method defines the expected term as the average of the contractual term and the vesting period of the stock option. We have estimated the volatility rates used as inputs to the model based on an analysis of the most similar public companies for which we have data. We have used judgment in selecting these companies, as well as in evaluating the available historical volatility data for these companies.

            SFAS No. 123R requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate may have a significant effect on share-based payments expense, as the effect of adjusting the rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield.

We will continue to use judgment in evaluating the expected term, volatility and forfeiture rate related to our own stock-based awards on a prospective basis, and in incorporating these factors into the model. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost.  We recognize expense using the straight-line attribution method.

Contingencies

We record contingent liabilities resulting from asserted and unasserted claims against us, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third-party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. We would record additional accrual amounts to the extent we determine amounts are probable of being paid and also reasonably estimable. Such amounts could be, but are not limited to post-judgment lost profits, price erosion, royalties and interest.

Deferred Taxes and Uncertain Tax Positions

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period of such realization.

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not result in the recognition of an adjustment for the cumulative effect of adoption of a new accounting principle. We recognize interest and penalties related to unrecognized tax benefits in our tax provision.

We follow the recognition threshold and measurement parameters of FIN 48 for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our effective tax rate is influenced by the recognition and de-recognition of tax positions pursuant to the more likely than not standard established by FIN 48 that such positions will be sustained by the taxing authority. In addition, other factors such as changes in tax laws, rulings by taxing authorities and court decisions, and significant changes in our operations through acquisitions or divestitures can have a material impact on the effective tax rate. Differences between our estimated and actual effective income tax rates and related liabilities are recorded in the period they become known.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements, but does not require any new fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are in the process of determining the effect, if any, that the adoption of SFAS No. 157 will have on the consolidated financial statements. Because SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe the adoption of this Statement will have a material effect on our results of operations or financial condition.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this Statement, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We do not believe the adoption of SFAS No. 159 will have a material impact on our financial position or results of operations.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110, On Share-Based Payments  (SAB 110), which permits entities, under certain circumstances, to continue to use the “simplified” method of estimating the expected term of plain vanilla options as discussed in SAB No. 107 and in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment.” The guidance in this release is effective January 1, 2008. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)).. SFAS No. 141(R) replaces SFAS No. 141 and, although it retains certain requirements of that guidance, it is broader in scope. SFAS No. 141(R) establishes principles and requirements in the recognition and measurement of the assets acquired, the liabilities assumed and any non-controlling interests related to a business combination. Among other requirements, direct acquisition costs and acquisition-related restructuring costs must be accounted for separately from the business combination. In addition, SFAS No. 141(R) provides guidance in accounting for step acquisitions, contingent liabilities, goodwill, contingent consideration, and other aspects of business combinations. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 141(R) on January 1, 2009 and will apply its provisions prospectively. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. SFAS No. 160 also requires that the consolidated net income attributable to the parent and to the noncontrolling interests be identified and displayed on the face of the consolidated income statement. Changes in ownership interests, deconsolidation and additional disclosures regarding noncontrolling interests are also addressed in the new guidance. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 160 on January 1, 2009. As of December 31, 2007, we had no noncontrolling interests recorded in our balance sheet. We do not believe the adoption of SFAS No. 160 will have a material impact on our financial position or results of operations.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our debt and investment portfolio. In our investment portfolio, we do not use derivative financial instruments. Our investments are primarily with our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, high-quality corporate and municipal obligations and certificates of deposit. We do not believe that a 10% change in interest rates would have a significant impact on our interest income, operating results or liquidity.

Foreign Currency Risk

Substantially all of our customer agreements are denominated in U.S. dollars, and therefore our revenue is not subject to foreign currency risk. If in the future we have operations in foreign countries, we may be exposed to fluctuations in foreign exchange rates with respect to certain operating expenses and cash flows. Additionally, we potentially may sell to customers in foreign locations with customer agreements denominated in foreign currencies, which may increase our exposure to foreign exchange fluctuations. At this time, we do not have any foreign hedge contracts because exchange rate fluctuations have had little or no impact on our operating results and cash flows.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Results of Operations for the Years Ended December 31, 2007 and 2006

Service Revenue

Total revenue for the twelve month period ended December 31, 2007 increased by $86,599 to $120,000  from $33,401 in the prior year.  This increase in revenue was a result of increased consulting fee revenues.

General Selling and Administrative Expenses

General and administrative (“SG&A”) expenses increased by $190,913 or 157%, to $312,688 for the year ended December 31, 2007 compared to the prior year.  This increase in SG&A expenses was primarily the result of the acquisition of Ludicrous, Inc.

Consulting Fees

Consulting expenses increased by $1,354,298 or 9,675%, to $1,494,298 for the year ended December 31, 2007 compared to the prior year.  This increase in consulting fees was due to stock based compensation to consultants in 2007 of $1,494,298, offset by lower non-stock based consulting fees.

Officer's Compensation

Officer's Compensation increased by $2,179,710 or 415%, to $2,704,710 for the year ended December 31, 2007 compared to the prior year.  This increase in officer’s compensation was primarily due to stock based compensation to David Reichman of $2.4 million.

Professional Fees

Professional fees increased by $483,250 or 1,162%, to $524,828 for the year ended December 31, 2007 compared to the prior year.  This increase in professional fees was primarily due to $425,500 of stock based compensation of which $325,500 was for non-officer directors and $100,000 for legal fees.

Net Loss

Net Loss increased by $60,373,203, or 6,318%, to $61,328,744 for the year ended December 31, 2007, compared to the prior year.  This increase in Net Loss was primarily the result of the impairment of goodwill of $56,398,769 relating to the Ludicrous subsidiary, stock based compensation expense of $4,322,008 in 2007, higher General, Selling and Administration expenses due to the Ludicrous acquisition offset by a decrease in other non-stock based consulting, officers compensation, professional fees and financing costs.   Currently operating expenses exceed revenue because the Company has not commercialized its intellectual property.  We cannot assure when or if revenue will ever exceed operating costs.

Liquidity and Capital Resources

TTI had net cash of $435,858 at December 31, 2007, as compared to $30,578 at December 31, 2006.

During the year ended December 31, 2007, TTI used $250,803 of cash for operating activities, as compared to $46,482 during the year ended December 31, 2006. The increase in the use of cash for operating activities was a result of the acquisition of the Ludicrous business on November 1, 2007.

The Company acquired $551,461 of cash upon the acquisition of Ludicrous.  Cash used in investing activities to purchase equipment during the year ended December 31, 2007 was $58,545 compared to $0 during the year ended December 31, 2006.

Cash provided by financing activities relating to the issuance of shares of common stock during the year ended December 31, 2007 was $325,.000, as compared to $0 during the year ended December 31, 2006.  Our capital needs have primarily been met from the proceeds of stock option exercises and the cash acquired in the Ludicrous business combination.

We will have additional capital requirements during 2008 as we continue with our plan of securing customer relationships and developing requisite products.  Although we cannot quantify these anticipated costs with specificity, we estimate that we will incur approximately $500,000 in marketing and sales costs during the next twelve months of operations and that our research and development costs will approximately $100,000 during the next twelve months of operations.   There is no assurance that marketing, research and development costs in 2008 will not exceed or vary from those costs expected by management.  We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through marketing.  If we are unable to satisfy our cash requirements through product sales, we will attempt to raise additional capital through the sale of our common stock.

We cannot assure that we will have sufficient capital to finance our growth and business operations or that such capital will be available on terms that are favorable to us or at all.  We are currently incurring operating deficits that are expected to continue for the foreseeable future.

ITEM 7.                      FINANCIAL STATEMENTS OF TREE TOP INDUSTRIES, INC.

TREE TOP INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tree Top Industries, Inc.

We have audited the accompanying balance sheets of Tree Top Industries, Inc. as of December 31, 2007and 2006 , and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc. at December 31, 2007and 2006 , and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tree Top Industries, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Tree Top Industries, Inc. has suffered recurring losses from operations and is dependent of financing to continue operations. These issues raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
April 11, 2008

Tree Top Industries, Inc.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2007	2006

ASSETS

Current Assets:
Cash	$435,858	$ 30,578
Other receivable	6,400	-

Total Current Assets	442,258	30,578

Fixed Assets, net of accumulated depreciation	71,973	-

Goodwill	1,007,000	-

Security deposits	12,424	-

Total Assets	$1,533,655	$ 30,578

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$363,451	$ 338,530
Accrued expenses	344,591	30,031
Accrued interest payable	45,560	38,630
Due to related party	-	1,200
Due to officers and directors	170,367	130,765
Notes payable	113,000	113,000

Total Current Liabilities	1,036,969	652,156

Total Liabilities	1,036,969	652,156

Commitments	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value, 50,000 authorized ,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 350,000,000 and $.001 par
par value, 75,000,000 shares authorized, 72,327,791 and 987,791
shares issued and outstanding, for 2007 and 2006, respectivley	7,233	988
Additional paid-in capital	77,230,945	14,790,182
Accumulated deficit	(76,741,492)	(15,412,748)

Total Stockholders' Equity (Deficit)	496,686	(621,578)

Total Liabilities and Stockholders' Deficit	$1,533,655	$ 30,578

The accompanying notes are an integral part of these financial statements

Tree Top Industries Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Service income	$120,000	$33,401

Operating expenses
General, selling and administrative expenses	312,688	121,775
Consulting	1,494,298	140,000
Officer's compensation	2,704,710	525,000
Professional fees	524,828	41,578

Total operating expenses	5,036,524	828,353

Operating loss	(4,916,524)	(794,952)

Other Income (Expense):
Goodwill impairment	(56,398,769)	-
Interest income	848	-
Financing costs	-	(148,833)
Interest expense	(14,299)	(11,756)

Total Other Income (Expense)	(56,412,220)	(160,589)

Loss before income taxes	(61,328,744)	(955,541)

Income taxes	-	-

Net Loss	$(61,328,744)	$(955,541)

Earnings (loss) per share:
Basic and diluted earnings (loss)	$(4.86)	$(2.18)

Weighted average common shares outstanding:
Basic and diluted	12,627,928	438,803

The accompanying notes are an integral part of these financial statements

Tree Top Industries Inc.

Consolidated Statements of Stockholders' Equity (Deficit) From January 1, 2006 through December 31, 2007

	Common Stock		Additional	Retained	Total
		Par	Paid In	Earnings	Stockholder's
	Shares	Value	Capital	(Deficit)	Equity (Deficit)

Balance as at 1/1/2006	252,791	$253.00	$13,845,917	$(14,457,207)	$(611,037)

Shares issued for services
at $1.00 per share	525,000	525	524,475	-	525,000

Shares issued for services
at $2.00 per share	70,000	70	139,930		140,000

Shares issued in repayment of note
payable, accrued interest and
financing costs	100,000	100	199,900		200,000

Shares issued for services
at $2.00 per share	40,000	40	79,960		80,000

Net Loss for year ended December 31, 2006				(955,541)	(955,541)

Balance as at 12/31/2006	987,791	988	14,790,182	(15,412,748)	(621,578)

Stock options issued for services at $0.74 per share			1,494,298		1,494,298

Stock options issued for $0.10 per share			200,000		200,000

Stock options issued for services at $0.84 per share			126,210		126,210

Exercise of stock options at $0.25 per share	500,000	500	124,500		125,000

Shares issued for services at $0.85 per share	2,590,000	2,590	2,198,910		2,201,500

Shares issued for acquisition at $0.85 per share	68,000,000	68,000	57,732,000		57,800,000

Shares issued for services at $2.00 per share	250,000	250	499,750		500,000

Change in par value of common stock from .001 to .0001		(65,095)	65,095		-

Net Loss for year ended December 31, 2007				(61,328,744)	(61,328,744)

	72,327,791	$7,233	$77,230,945	$(76,741,492)	$496,686

The accompanying notes are an integral part of these financial statements

Tree Top Industries Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash Flows from Operating activities:
Net loss	$(61,328,744)	$(955,541)
Adjustments to reconcile net loss to net cash
used in operating activities:
Goodwill impairment	56,398,769	-
Stock based compensation	4,322,008	745,000
Stock issued for financing costs		148,833
Depreciation expense	1,462	-
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses and other current assets	15,853	-
Increase (decrease) in accounts payable	24,921	(9,489)
Increase (decrease) in accrued expenses	307,998	14,782
Increase (decrease) in accrued interest payable	6,930	9,933

Net cash provided by (used in) operating activities	(250,803)	(46,482)

Cash Flows from Investing Activities
Cash acquired in purchase of business	551,461	-
Cash paid for miscellaneous loan	(6,400)	-
Purchase of fixed assets	(58,545)	-

Net cash provided by financing activities	486,516	-

Cash Flows from Financing Activities
Cash received for stock options	325,000	-
Proceeds from notes payable	-	50,000
Repayment of loan from related party	(1,200)	-
Proceeds from loans from officers and directors	441,667	27,060
Repayments of due to officers and directors	(595,900)	-

Net cash provided by financing activities	169,567	77,060

Increase in cash	405,280	30,578

Cash, beginning of year	30,578	-

Cash, end of year	$435,858	$30,578

Schedule of noncash activities:
Issuance of common stock for note payable and accrued interest	-	$51,167

Stock issued for purchase of subsidiary	$57,800,000	$-

Supplemental Disclosures of Cash Flow Information:

Cash paid during year for:
Interest	$7,368	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 1 - NATURE OF OPERATIONS

On February 23, 1999, Tree Top Industries, Inc. (fka GoHealth.MD, Inc.) ("Tree Top" or the "Company"), was incorporated under the laws of the State of Delaware.  On November 10, 1999, Nugget Holding Company, a Nevada Corporation formed on July 24, 1980, merged into Tree Top (fka GoHealth).  As a result of this business combination, Tree Top (fka GoHealth) became a wholly-owned subsidiary of Nugget Exploration, Inc., but since its shareholders took control of Nugget Explorations, Inc., Tree Top was considered the accounting acquirer.   On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. and then subsequently to Tree Top Industries, Inc.

The Company had been attempting to identify and negotiate with a business target for the merger of that entity with and into the Company.  Effective November 1, 2007, the Company closed its Agreement and Plan of Reorganization with Ludicrous, Inc. ("Ludicrous"), pursuant to which the Company acquired all of the issued and outstanding shares of Ludicrous. At closing, the stockholders of Ludicrous received 68 million shares of the Company's common stock which represented 98.6% of the outstanding post-agreement common stock of the Company.  See Note 3.

Ludicrous was formed on August 1, 2007 to engage in the installation and build-out of its network for commercialization of its proprietary technology for the telecommunications industry.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses totaling $20.3 million, has a working capital deficit of $594,711 and is in default on several notes payable (see Note 6).

Since inception (February 23, 1999) through December 31, 2007, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

In order for the Company to remain a going concern, it will need to continue to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing. There can be no assurance that the Company will continue to receive any proceeds from the exercise of warrants or options or that the Company will be able to obtain the necessary funds to finance its operations.  These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tree Top Industries, Inc. and Ludicrous, the Company's wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are maintained with major financial institutions in the United States.  Deposits held with these banks at times exceed the amount of insurance provided on such deposits.  The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.  At December 31, 2007 and 2006, amounts in excess of insurance equaled approximately $186,000 and $0, respectively.

Fixed Assets

Property, plant and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.  Leasehold improvements are amortized over the term of the lease.

Goodwill

SFAS 142 requires that goodwill be tested for impairment, at least annually, and shall not be amortized.  The goodwill impairment test is a two-step process.  The first step compares the fair value of a reporting unit with its carrying amount.  If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and no further testing is necessary.  If the fair value is less than the carrying value, the second step must be performed to determine the amount of the impairment.  The second step compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performs its annual impairment testing in the fourth quarter of each year.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

We recognize service revenues in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.

 Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward—known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123R and Emerging Issues Task Force (EITF)  96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services”, and are periodically revalued as the stock options vest and are recognized as expense over the related service period.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial instruments

Substantially all of the Company's financial instruments, consisting primarily of cash and cash equivalents, accounts payable and accrued expenses, notes payable and other current liabilities , are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

Earnings (Loss) Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive.  For 2007 and 2006, 2,975,000 and 185,000, respectively, common equivalent shares are excluded from the calculation as their effect are anti-dilutive.

	For the Years Ended
	December 31,
	2007	2006

Basic Earnings per share:
Income (Loss) (numerator)	$(61,328,744)	$(955,541)
Shares (denominator)	12,627,928	438,803
Per Share Amount	$(4.86)	$(2.18)

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In December 2007, the FASB issued SFAS No. 141(revised) “Business Combinations” ("SFAS No. 141 (R)"). SFAS No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. SFAS No. 141(R) is effective for all transactions entered into, on or after January 1, 2009. The Company does not believe that the adoption of this standard on January 1, 2009, will have a material effect on it's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for- profit organizations. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and there was no impact of adoption to its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.

SFAF No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material impact on the financial statements.

In June 2006, The FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The application of this standard did not have a material effect on the Company's results of operations or its financial condition.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted, would have a material affect on the accompanying financial statements.

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 3 - ACQUISITION

Effective November 1, 2007, the Company and Ludicrous closed its Agreement and Plan of Reorganization, pursuant to which the Company acquired all of the issued and outstanding shares of Ludicrous. David Reichman, the Company's Chairman, chief executive officer and chairman, is chairman of the board of Ludicrous.  At closing, the stockholders of Ludicrous received 68 million shares of the Company's common stock which represented 98.6% of the outstanding post-agreement common stock of the Company.  Following the consummation of the acquisition, Ludicrous became a wholly-owned subsidiary of the Company.

The shares issued will be held in a voting trust controlled by David Reichman.  The control of the shares will expire November 1, 2009.   The transaction was recorded as a purchase of Ludicrous by the Company, as the Tree Top stockholders and management of the Company remain in control of Ludicrous.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Cash	$551,461
Other current assets	15,853
Property and equipment	14,890
Goodwill	57,405,769
Security deposits	12,424
Accounts payable and accrued expenses	(8,257)
Amounts due to related party	(192,140)

$57,800,000

Management valued the stock issued to acquire Ludicrous based on the median quoted market price of Tree Top's common stock during the two weeks prior to the announcement of the acquisition.

As a result of the Company's annual goodwill analysis performed in 2007, the Company determined that the goodwill recorded upon the acquisition of Ludicrous was impaired as of December 31, 2007, based on management's determination of projected future net cash flows of Ludicrous.  In connection with the impairment assessment performed, the Company recorded a charge to operations of $56,398,769 to reduce the value of goodwill to $1,007,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to officers and directors as of December 31, 2007 and 2006 consists of net advances from David Reichman of $170,367 and $130,765, respectively.  Mr. Reichman was also owed $192,140 from Ludicrous on the date of acquisition (November 1, 2007).  The advances are due on demand and do not bear interest.   During 2007, Mr. Reichman advanced funds of  $441,666 and the Company repaid advances to him of $594,204.

Included in Accrued Expenses at  December 31, 2007 is a $240,000 bonus accrual due to David Reichman.

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

	December 31,
	2007	2006

Computer equipment	$57,935	$-
Office equipment	2,600	-
Telephone equipment	12,900	-
	73,435	-
	(1,462)	-
	$71,973	$-

Depreciation expense was $1,462 in 2007 and none in 2006.

NOTE 6 - NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At September 30, 2007, notes payable amounted to $113,000.

At December 31, 2007 and 2006, accrued interest on the notes was $45,560 and $38,630, respectively.  Interest expense on the notes amounted to $6,930 and $6,930 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7 - INCOME TAXES

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

The Company has cumulative net operating loss carryforwards of $15,691,044  at December 31, 2007.   No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable.  Accordingly, the potential tax benefits of the net operating loss carryforwards and other deferred tax asset items, estimated based upon current tax rates at December 31, 2007 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2019.

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

The deferred tax asset and the valuation account is as follows at December 31, 2007 and 2006:

	December 31,
	2007	2006

Deferred tax asset:
Net operating losses	$5,334,955	$5,308,904
Stock based compensation	1,469,483	-
Accrued expenses	106,832	-
Valuation allowance	(6,911,270)	(5,308,904)
Total	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
	2007	2006
Tax benefit at marginal rate	$20,851,773	$324,900
Stock issuances for service	-	(303,900)
Goodwill impairment - nondeductible	(19,175,581)
Nondeductible expenses	(2,088)	-
Valuation allowance	(1,674,104)	(21,000)
Net deferred tax asset	$-	$-

NOTE 8 - STOCKHOLDERS' DEFICIT

Number of Shares Authorized

Under the Company’s charter, 75,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2006.  On November 28, 2007, the stockholders approved the increase in the Company's authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.0001 and to authorize 50,000 shares of $0.0001 par value “blank check” preferred stock.  As of December 31, 2007 and 2006, 72,327,791 and 987,791 shares of common stock, respectively, are issued and outstanding.  There are no shares of preferred stock issued and outstanding.

Preferred stock

As described above, the stockholders voted to authorize 50,000 shares of "blank check" preferred stock.  The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance.  Subject to the provisions of the Company’s certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The board of directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

Issuances of Common Stock

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

On December 21, 2006, the Board of Directors authorized the issuance of 10,000 shares to David Reichman, 10,000 shares to Michael Valle, 10,000 shares to Frank Benintendo and 10,000 shares to Don Gilbert at market price of $2.00 in consideration of their services. The shares authorized in 2006 were not issued until February 2007.

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

Effective November 1, 2007, the Company closed its Agreement and Plan of Reorganization with Ludicrous and the stockholders of Ludicrous received 68,000,000 shares of the Company's common stock, valued at $57,800,000 or $0.85 per share (See Note 3).

On December 6, 2007, the board of directors authorized the issuance of 200,000 shares of common stock to its directors, valued at $400,000, for services rendered to the Company.

On December 6, 2007, the board of directors authorized the issuance of 50,000 shares of common stock to its attorney, valued at $100,000, for services rendered to the Company.

On December 17, 2007, the Company issued 500,000 shares of common stock relating to the exercise of 500,000 options.  The Company received proceeds totaling $125,000.

2007 Omnibus Stock and Incentive Plan

On September 24, 2007, the board of directors authorized the creation of the 2007 Omnibus Stock and Incentive Plan (the "2007 Plan").  The 2007 Plan was approved by the stockholders on November 28, 2007.  An aggregate of 6 million shares of common stock are reserved for issuance and available for awards under the 2007 Plan.

Awards under the 2007 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted shares of common stock, restricted units and performance awards. For a complete description of the Plan, see the Company's Form 8-K filed with the SEC on November 7, 2007.

Other Stock Options

On October 1, 2007, the Company issued three-year options to purchase a total of 2 million shares of its common stock at an exercise price of $.25 per share to two outside consultants. Each stock option was sold for a price of $.10 per option for a total of $200,000. The options expire on September 30, 2010.  The term of the options is divided into two periods, the Primary Option Period which is from October 1, 2007 through September 30, 2008 and the Secondary Option Period which is from October 1, 2008 through September 30, 2010. The exercise of the options has been restricted during the Primary Option Period. The option holders can only exercise a maximum of 250,000 shares during any calendar quarter through September 30, 2008. Therefore, during the entire Primary Option Period, the option holders can each exercise a maximum of 1 million shares of common stock. There are no restrictions during the Secondary Option period. The fair value of the options as calculated under the Black-Scholes model totaled $1,694,298.  For the year ended December 31, 2007, the Company recognized $1,494,298 of compensation expense related to these options.

On October 1, 2007, pursuant to his employment agreement (see Note 9), the Company issued five-year options to David Reichman to purchase 1.2 million shares of its common stock at an exercise price of $.55 per share. The shares vest in 24 equal installments of 50,000 stock options each, commencing on October 1, 2007. The fair value of the options as calculated under the Black-Scholes model totaled $1,009,678.  For the year ended December 31, 2007, the Company recognized $126,210 of compensation expense.

The fair values of the 2007 options issued were determined using the following assumptions: risk free rate of 3.71% to 4.05%, no dividend yield, an expected life of three years and a volatility factor of 312.9% to 285.7%.

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

Stock Based Compensation

Stock based compensation expense for 2007 was $4,322,008, of which $1,494,298 is included in Consulting Expense, $2,402,210 is included in Officer's Compensation, $425,500 is included in Professional Fees relating to directors fees and legal fees.

A summary of our stock option activity is as follows for the years ended December 31, 2007 and 2006:

				Weighted Average
		Range of	Weighted	Remaining
		Exercise	Average	Contractual
		Prices	Exercise	Life
	Shares	Per Share	Price	(Years)

Options Outstanding at December 31, 2005	535,000	$0.50-$2.00	$0.98	4.96
Granted	-	-	-
Exercised	-	-	-
Expired	(260,000)	-	0.98

Options outstanding at December 31, 2006	275,000	$1.00-$ 2.00	1.00	2.60

Granted	3,200,000		$0.36
Exercised	(500,000)		$0.25
Expired	-

Options outstanding at December 31, 2007	2,975,000	$0.25- $2.00	$0.47	$3.45

Our information with respect to stock options outstanding at December 31, 2007 is as follows:

		Weighted
		Average	Weighted
		Remaining	Average	Aggregate
	Number	Contractual	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Term (Years)	Price	Value
$0.25 - $0.55	275,000	1.60	$1.36	862,500
$1.00 - $2.00	2,700,000	3.64	$0.38	11,115,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between our closing stock price as of December 31, 2007 and the exercise price mulitiplied by in-the-money options) that that would have been received by the option holders had all option holders had exercised their options on December 31, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for 2007 and 2006 was $1,650,000 and $ -0-, respectively.

	Date Options	Number of	Exercise	Date
Options outstanding	Granted	Options	Price	Expire
	08/31/99	175,000	1.00	7/31/2009
	01/24/00	100,000	2.00	8/17/2009
Outstanding at 12/31/06		275,000
	10/01/07	2,000,000	0.25	9/30/2010
	11/01/07	1,200,000	0.55	10/1/2012
Exercised	10/01/07	(500,000)	0.25
Outstanding at 12/31/07		2,975,000

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

Summary by Expiration Date at:		12/31/2007
			Remaining		Remaining
Number of	Exercise	Date	Contractual		Contractual	Weighted	Weighted
Options	Price	Expire	Life in Days	In Years	Weighted	Exercise Price	Intrinsic Value

175,000	$1.00	7/31/2009	578	1.58	277,123	175,000	612,500
100,000	$2.00	8/17/2009	595	1.63	163,014	200,000	250,000
1,500,000	$0.25	9/30/2010	1,004	2.75	4,126,027	375,000	6,375,000
1,200,000	$0.55	10/1/2012	1,736	4.76	5,707,397	660,000	4,740,000
2,975,000
		12/31/2007	Wt Avg Remaining Life	3.45	Wt Avg Exercise Price	$0.47

NOTE 9 COMMITMENTS AND CONTINGENCIES

Lease

The Company currently leases office space in West Hollywood, California on a month to month basis at a base rental rate of $6,212 per month plus parking fees.  A Security deposit of $12,424 was paid in 2007 relating to the West Hollywood lease.  Rent expense for 2007 was $14,786.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount. However, the Company included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2006

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable at December 31, 2007 and December 31, 2006

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable.

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2007 and December 31, 2006

The company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management believed the suit was without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2007.

Tree Top Industries, Inc.
Notes to the Financial Statements
December 31, 2007

Employment Agreement

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman will be paid an annual salary of $250,000, payable in semi-monthly installments of $10,417. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Company's board of directors and received stock options to purchase 1.2 million shares of common stock as discussed above.   As of December 31, 2007, included in Accrued Expenses is $62,500 of salary due under the employment agreement.

NOTE 10 - OTHER MATTERS

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

NOTE 11- SUBSEQUENT EVENTS

On December 26, 2007, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an at an exercise price of $4.50 per share, expiring in 2018.  The options vest 1/24th upon grant and then 1/24th each subsequent month.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  David Reichman, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2007, due to certain material weaknesses in internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Our auditors believe that our methodology for identifying all necessary disclosures related to non-cash equity transactions could lead to a material misstatement of net income (loss). We intend to cooperate with our auditors in 2008 to address this material weakness.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2007, due to certain material weaknesses in internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

The following table lists our executive officers, directors, and key employees as of March 31, 2008:

Name	Age	Position

David Reichman	63	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of TTI and Chief Financial Officer of Ludicrous

Christopher Cecil	26	Chief Executive Officer and Director of Ludicrous and Assistant Secretary and Director of TTI

Mike Davis	61	Chief Operating Officer, Secretary, and Director of Ludicrous

Michael Valle	50	Director of TTI

Frank Benintendo	59	Director and Secretary of TTI

Don Gilbert (1)	70	Director of TTI
----------------------------

(1)	Member of Audit Committee.

David Reichman, age 63, has been the Chairman of the Board of Directors of Ludicrous since its inception in August 2007 and the Chairman of the Board of Directors, Chief Executive Officer, and President of the Company since 2003.  In 1975, Mr. Reichman, Manager-Budget & Cost, left American Express Company, for whom he had worked for five years, to form his own private consulting practice specializing in tax representation and business management.

Christopher Cecil, age 26, has been the Chief Executive Officer and a Director of Ludicrous since November 30, 2007, and a Director and Assistant Secretary of TTI since December 18, 2007.  Prior to joining TTI and Ludicrous, Mr. Cecil was an independent consultant specializing in telecommunications technology.  He earned an Associates of Science degree in Computer Science from UCLA in 2001.

Mike Davis, age 61, has been the Chief Operating Officer of Ludicrous since its inception in August 2007.  From 1978 to present, Mr. Davis was a consultant with NASA, aerospace companies, and several government agencies.  He has designed computer software systems that run naval vessels, military aircraft and NASA satellites.  He has experience in computer communication and telemetry systems and real-time programming as well as systems architecture and design.

Michael Valle, age 50, has been a Director of TTI since September 2004. Since 1998, Mr. Valle has been a sales executive with Mercedes Benz USA. From 1990 to 1998, Mr. Valle was a Vice President in charge of Investment at Paine Webber.

Frank Benintendo, age 59, has been a Director and Secretary of TTI since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of Internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer.

Don Gilbert, age 70, has been a Director of TTI since November 2006 and a member of the Audit Committee since November 1, 2007. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents.

Limitation of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our Articles of Incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.”  This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or its shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or its shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or its shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or its shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our Articles of Incorporation is to eliminate the rights of TTI and our stockholders (through stockholder’s derivative suits on behalf of TTI) to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above.  This provision does not limit nor eliminate the rights of TTI or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care. In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended.  Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our Bylaws provide for indemnification of such persons to the full extent allowable under applicable law.  These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our Bylaws.  These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of TTI, arising out of such person’s services as a director or officer of TTI, any subsidiary of TTI or any other company or enterprise to which the person provides services at the request of TTI.  We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling TTI pursuant to the foregoing provisions, TTI has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Board Committees

The Board of Directors has appointed an Audit Committee.  As of March 31, 2008, the sole member of the Audit Committee is Don Gilbert, who should be considered to be independent as defined in Rule 4200 of the Financial Industry Regulatory Authority’s listing standards.  The Board of Directors has adopted a written charter of the Audit Committee.  The Audit Committee is authorized by the Board of Directors to review, with our independent accountants, the annual financial statements of TTI prior to publication, and to review the work of, and approve non-audit services preformed by, such independent accountants.  The Audit Committee will make annual recommendations to the Board for the appointment of independent public accountants for the ensuing year.  The Audit Committee will also review the effectiveness of the financial and accounting functions and the organization, operations and management of TTI.  The Audit Committee was formed on November 1, 2007.  The Audit Committee held one meeting during fiscal year ended December 31, 2007.  As of March 31, 2008, we have not yet appointed a Compensation Committee.

Report of the Audit Committee

Our Audit Committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2007 with senior management. The Audit Committee has also discussed with Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants (“CBN”), our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from CBN required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The Audit Committee has discussed with CBN the independence of CBN as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for CBN, our Audit Committee has recommended to the Board of Directors that our audited financial statements be included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 for filing with the United States Securities and Exchange Commission. Our Audit Committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

Don Gilbert

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees.  The text of the Code of Conduct has been posted on TTI’s Internet website and can be viewed at www.Tree Top Industries.com.  Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Compliance with Section 16(A) of Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and certain persons who own more than 10% of a registered class of our equity securities (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership (“Section 16 Reports”) with the Securities and Exchange Commission (the “SEC”).  Reporting Persons are required by the SEC to furnish us with copies of all Section 16 Reports they file.

Based solely on its review of the copies of such Section 16 Reports received by it, or written representations received from certain Reporting Persons, all Section 16(a) filing requirements applicable to our Reporting Persons during and with respect to the fiscal year ended December 31, 2007 have been complied with on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table summarizes compensation paid or accrued by us for the year ended December 31, 2007 for services rendered in all capacities, by the chief executive officer and the other most highly compensated executive officers during the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total

David Reichman,	2007	$62,500	(1)	$240,000	$2,267,500	(2)	$126,210	(2)	$0	$0	$7,500	(3)	$2,712,210
Chief Executive Officer, President, and Chief Financial Officer

Christopher Cecil,	2007	$4,000		$0	$0		$0		$0	$0	$0		$4,000
Chief Executive Officer of Ludicrous

______________________________
(1)
Mr. Reichman’s salary commenced on October 1, 2007 at $20,833 semi-monthly.  He has deferred receiving all of his salary and bonus during the year ending December 31, 2007.  Salary and bonus accrued as of December 31, 2007 amounted to $62,500 (three months) and $240,00, respectively.

(2)
The amount reflected in this column is the compensation cost recognized by the Company during fiscal 2007 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2007.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.  Mr. Reichman received a stock option award valued at $1,009,678 in 2008 that vests 1/24 each month from the date of grant, which was effective October 1, 2007.  The Company has recorded three months of amoritization of this compensation cost in the amount of $126,210 for 2007.  The balance will be amoritized over the remaining eighteen month period.

(3)	Represents three months of automobile allowance pursuant to Mr. Reichman’s employment agreement with TTI.

Employment Agreements

On November 5, 2007, the Company entered into an Employment Agreement with its Chief Executive Officer and President, David Reichman, effective October 1, 2007 (the “Agreement”).  The Agreement has a term of two years, commencing October 1, 2007 and expiring on September 30, 2009.  Mr. Reichman’s annual salary is $250,000 and he has an automobile allowance of $2,500 per month.  In connection with the Agreement, Mr. Reichman was granted 1,200,000 options to purchase 1,200,000 shares of the Company’s common stock, vesting 1/24 on October 1, 2007 and 1/24 on the first day of each subsequent month over a 23 month period.  The exercise price is $0.55 per share and the exercise period is five years from the date of grant.  The stock options were granted under the Company’s 2007 Plan.

We have not entered into any employment agreements with any of our other executive officers to date.  We may enter into employment agreements with them in the future.

Stock Incentive Plan

The Board of Directors of the Company voted unanimously to adopt the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”).  The Majority Shareholders ratified the 2007 Plan by resolution adopted in November 2007.  The Board of Directors believes that the adoption of the 2007 Plan will be critical to attracting, retaining, and motivating employees and other eligible persons of the Company.

Below is a summary of the principal provisions of the 2007 Plan.  The summary is not necessarily complete, and reference is made to the full text of the 2007 Plan attached as an Exhibit to this Information Statement.  Capitalized terms used, but not defined herein, have the same meaning as set forth in the 2007 Plan.

Types of Awards. The 2007 Plan allows any of the following types of awards, to be granted alone or in tandem with other awards:

Stock Options. Stock options granted under the 2007 Plan may be either incentive stock options (“ISOs”), which are intended to satisfy the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or nonstatutory stock options (“NSOs”), which are not intended to meet those requirements. Award agreements for stock options may include rules for exercise of the stock options after termination of service.  Options may not be exercised unless they are vested, and no option may be exercised after the end of the term set forth in the award agreement.

Restricted Stock. Restricted stock is common stock that is subject to restrictions, including a prohibition against transfer and a substantial risk of forfeiture, until the end of a “restricted period” during which the grantee must satisfy certain vesting conditions.  If the grantee does not satisfy the vesting conditions by the end of the restricted period, the restricted stock is forfeited or will be repurchased by us at the lower of the stock’s fair market value or issuance price if the restricted stock was originally purchased by the grantee.  During the restricted period, the holder of restricted stock has the rights and privileges of a regular stockholder, except that the restrictions set forth in the applicable award agreement apply.

Restricted Stock Units. A restricted stock unit entitles the grantee to receive common stock, or cash (or other property) based on the value of common stock, after a “restricted period” during which the grantee must satisfy certain vesting conditions.  If the grantee does not satisfy the vesting conditions by the end of the restricted period, the restricted stock unit is forfeited.

Stock Appreciation Rights. A stock appreciation right entitles the grantee to receive, with respect to a specified number of shares of common stock, any increase in the value of the shares from the date the award is granted to the date the right is exercised.  Under the 2007 Plan, all stock appreciation rights must be settled in common stock except as provided by the Compensation Committee.  Award agreements for stock appreciation rights may include rules for exercise of the stock appreciation rights after termination of service.

Other Equity-Based Awards. The 2007 Plan also authorizes the Compensation Committee to grant other types of equity-based compensation.  For example, the Compensation Committee may grant shares of common stock upon the achievement of Performance Objectives (as below defined).

Administration. The 2007 Plan will be administered by the Compensation Committee.  The Compensation Committee will at all times be composed of two or more members of the Board of Directors who are not our employees or consultants.  The 2007 Plan gives the Compensation Committee discretion to make awards under the 2007 Plan, to set the terms of award agreements (including the type and amount of any award), to establish rules for the interpretation and administration of the 2007 Plan), and to make other determinations and take other actions consistent with the terms and purposes of the 2007 Plan.  The Compensation Committee may delegate to one or more of our executive officers the authority to select individuals (other than executive officers) to receive awards under the 2007 Plan and to determine the amount and types of awards granted to individuals who are selected.

Eligibility. Any employee or director of, or consultant for, the Company or any of its subsidiaries or other affiliates will be eligible to receive awards under the 2007 Plan.

Shares Available for Awards. 6,000,000 shares of common stock will be reserved for awards under the 2007 Plan.  In addition, on each anniversary of the 2007 Plan’s effective date on or before the fifth anniversary of the closing of this offering, the aggregate number of shares of our common stock available for issuance under the 2007 Plan will be increased by the lesser of (a) 5% of the total number of shares of our common stock outstanding as of the December 31 immediately preceding the anniversary, (b) 500,000 shares, or (c) a lesser number of shares of our common stock that our board, in its sole discretion, determines.  In general, shares reserved for awards that lapse or are canceled will be added back to the pool of shares available for awards under the 2007 Plan.  Awards other than stock options, stock appreciation rights, and restricted stock may be settled in media other than common stock, such as cash.  In any year, an eligible employee, consultant, or director may receive awards with respect to no more than 2,500,000 shares. If an award is to be settled in a medium other than common stock, the number of shares on which the award is based will count toward the limit.  The 2007 Plan authorizes the Compensation Committee to adjust the limit on the number of shares available for awards (up or down) in response to changes in the number of outstanding shares of common stock, such as dividends payable in stock, stock splits, combinations, and reclassifications.  Also, in response to certain extraordinary events (such as extraordinary dividends or a merger or spinoff), the Compensation Committee may provide for cash payments or award substitutions to reflect consideration received by stockholders.

Vesting and Performance Objectives. Awards under the 2007 Plan are forfeitable until they become vested.  An award will become vested only if the vesting conditions set forth in the award agreement (as determined by the Compensation Committee) are satisfied.  The vesting conditions may include performance of services for a specified period, achievement of “Performance Objectives” (as described below), or a combination of both. The Compensation Committee also has authority to provide for accelerated vesting upon occurrence of an event such as a change in control.  Performance Objectives selected by the Compensation Committee as vesting conditions will be based on one or more of the following performance measures: net earnings or net income (before or after taxes); earnings per share; net sales or revenue growth; net operating profit; return measures (including, but not limited to, return on assets, capital, equity, sales, or revenue); cash flow (including, but not limited to, operating cash flow, free cash flow, cash flow return on equity, and cash flow return on investment); earnings before or after taxes, interest, depreciation, and/or amortization; gross or operating margins; productivity ratios; share price (including, but not limited to, growth measures and total shareholder return); expense targets; margins; operating efficiency; market share; working capital targets; cash value added; economic value added; market penetration; and product introductions, in each case determined in accordance with generally accepted accounting principles subject to modifications approved by the Compensation Committee) consistently applied on a business unit, divisional, subsidiary or consolidated basis or any combination thereof.

No Repricing. The 2007 Plan specifically prohibits the Compensation Committee from repricing any stock options or stock appreciation rights.

Nontransferability. In general, awards under the 2007 Plan may not be assigned or transferred except by will or the laws of descent and distribution.  However, the Compensation Committee may allow the transfer of NSOs to members of a 2007 Plan participant’s immediate family or to a trust, partnership, or corporation in which the parties in interest are limited to the participant and members of the participant’s immediate family.

Amendment and Termination. The Board of Directors or the Compensation Committee may amend, alter, suspend, or terminate the 2007 Plan at any time.  If necessary to comply with any applicable law (including stock exchange rules), we will first obtain stockholder approval.  Amendments, alterations, suspensions, and termination of the 2007 Plan generally may not impair a participant’s (or a beneficiary’s) rights under an outstanding award.  However, rights may be impaired if necessary to comply with an applicable law or accounting principles (including a change in the law or accounting principles) pursuant to a written agreement with the participant.

Duration. Unless it is terminated sooner, the 2007 Plan will terminate upon the earlier of September 30, 2017 or the date all shares available for issuance under the 2007 Plan have been issued and vested.

Grants of Plan Based Awards for Fiscal Year 2007

Effective November 20, 2007, our Board of Directors adopted the Tree Top Industries 2007 Omnibus Stock and Incentive Plan for Directors, Officers, Employees and Key Consultants (the “2007 Plan”) under which a total of 6,000,000 shares of Common Stock have been reserved for issuance pursuant to the grant and exercise of up to 6,000,000 stock options.  The 2007 Plan has been approved by the holders of our outstanding shares.  The following table sets forth certain information regarding stock option grants under the 2007 Plan as of December 31, 2007.  Accordingly, for the fiscal year ended December 31, 2007, we granted the following stock options:

Name	Title	Number of Options Granted	Exercise Price	Vesting Schedule	Expiration Date

David Reichman	Chief Executive Officer and President	1,200,000	$0.55
50,000: 10/1/07
50,000: 11/1/07
50,000: 12/1/07
50,000: 01/1/08
50,000: 02/1/08
50,000: 03/1/08
50,000: 04/1/08
50,000: 05/1/08
50,000: 06/1/08
50,000: 07/1/08
50,000: 08/1/08
50,000: 09/1/08
50,000: 10/1/08
50,000: 11/1/08
50,000: 12/1/08
50,000: 01/1/09
50,000: 02/1/09
50,000: 03/1/09
50,000: 04/1/09
50,000: 05/1/09
50,000: 06/1/09
50,000: 07/1/09
50,000: 08/1/09
50,000: 09/1/09
					October 1, 2012

David Reichman	Chief Executive Officer and President	250,000	$4.50
10,417: 01/1/08
10,417: 02/1/08
10,417: 03/1/08
10,417: 04/1/08
10,417: 05/1/08
10,417: 06/1/08
10,417: 07/1/08
10,417: 08/1/08
10,417: 09/1/08
10,417: 10/1/08
10,417: 11/1/08
10,417: 12/1/08
10,417: 01/1/09
10,417: 02/1/09
10,417: 03/1/09
10,417: 04/1/09
10,417: 05/1/09
10,417: 06/1/09
10,417: 07/1/09
10,417: 08/1/09
10,417: 09/1/09
10,417: 10/1/09
10,417: 11/1/09
10,409: 12/1/09

					December 6, 2017

Michael Valle	Director	250,000	$4.50
10,417: 01/1/08
10,417: 02/1/08
10,417: 03/1/08
10,417: 04/1/08
10,417: 05/1/08
10,417: 06/1/08
10,417: 07/1/08
10,417: 08/1/08
10,417: 09/1/08
10,417: 10/1/08
10,417: 11/1/08
10,417: 12/1/08
10,417: 01/1/09
10,417: 02/1/09
10,417: 03/1/09
10,417: 04/1/09
10,417: 05/1/09
10,417: 06/1/09
10,417: 07/1/09
10,417: 08/1/09
10,417: 09/1/09
10,417: 10/1/09
10,417: 11/1/09
10,409: 12/1/09

				December 6, 2017

Frank Benintendo	Director	250,000	$4.50
10,417: 01/1/08
10,417: 02/1/08
10,417: 03/1/08
10,417: 04/1/08
10,417: 05/1/08
10,417: 06/1/08
10,417: 07/1/08
10,417: 08/1/08
10,417: 09/1/08
10,417: 10/1/08
10,417: 11/1/08
10,417: 12/1/08
10,417: 01/1/09
10,417: 02/1/09
10,417: 03/1/09
10,417: 04/1/09
10,417: 05/1/09
10,417: 06/1/09
10,417: 07/1/09
10,417: 08/1/09
10,417: 09/1/09
10,417: 10/1/09
10,417: 11/1/09
10,409: 12/1/09

				December 6, 2017

Don Gilbert	Director	250,000	$4.50
10,417: 01/1/08
10,417: 02/1/08
10,417: 03/1/08
10,417: 04/1/08
10,417: 05/1/08
10,417: 06/1/08
10,417: 07/1/08
10,417: 08/1/08
10,417: 09/1/08
10,417: 10/1/08
10,417: 11/1/08
10,417: 12/1/08
10,417: 01/1/09
10,417: 02/1/09
10,417: 03/1/09
10,417: 04/1/09
10,417: 05/1/09
10,417: 06/1/09
10,417: 07/1/09
10,417: 08/1/09
10,417: 09/1/09
10,417: 10/1/09
10,417: 11/1/09
10,409: 12/1/09

December 6, 2017
No additional grants of awards are contemplated to be made under the 2007 Plan concurrent with approval of the 2007 Plan.

Director Compensation

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2007:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
David Reichman	$0	$2,276,500	(1)	$126,210	(1)	$0	$0	$0	$2,402,710	(2)
Frank Benintendo	$0	$108,500	(1)	$0	(1)	$0	$0	$0	$108,500
Michael Valle	$0	$108,500	(1)	$0	(1)	$0	$0	$0	$108,500
Don Gilbert	$0	$108,500	(1)	$0	(1)	$0	$0	$0	$108,500

(1)
The amount reflected in this column is the compensation cost recognized by the Company during fiscal 2007 under Statement of Financial Accounting Standard No. 123R (Share-Based Payment) for grants made in 2007.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model.

(2)	Does not include certain other compensation that Mr. Reichman earned as an executive officer of TTI.

None of our directors received any other compensation for their respective services rendered to us during the year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the names of our executive officers and directors and all persons known by us to beneficially own 5% or more of the issued and outstanding common stock of TTI at March 31, 2008.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days of March 31, 2008 are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The percentage ownership of each beneficial owner is based on 72,328,400 outstanding shares of common stock, plus 700,008 shares of common stock issuable upon the exercise of outstanding stock options that are exercisable or may be exercised within 60 days of March 31, 2008.  Except as otherwise listed below, the address of each person is c/o Tree Top Industries, Inc., 1041 N. Formosa Avenue, Pickford Building, #199, West Hollywood, California 90046. Except as indicated, each person listed below has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Title of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage Ownership

David Reichman, Chairman, President, and Chief Executive Officer	71,690,747(2)	98.2%

Michael Valle, Director	112,502(3)	*

Frank Benintendo, Director	112,502(3)	*

Don Gilbert, Director	92,502(3)	*

Directors and executive officers as a group (4 persons)	71,998,253	98.6%
-----------------------------------------

*	Indicates beneficial ownership of less than one percent.

(1)
Unless otherwise indicated and subject to applicable community property laws, to the Company’s knowledge each stockholder named in the table possesses sole voting and investment power with respect to all shares of Common Stock, except for those owned jointly with that person’s spouse.

(2)
Includes 450,000 shares of common stock which may be purchased pursuant to stock options that are exercisable or may be exerciseable within 60 days of March 31, 2008.  Includes 68,000,000 shares of common stock owned by 20 other shareholders (Joe Davis, Wendy L. Davis, Justine Reichman, L.G. Davis, James Black, Trisha K. Woods, Jeff Frost, Wendy L. Davis, Custodian for S.M. Davis, Wendy L. Davis, Custodian for H.D. Davis, Wendy L. Davis, Custodian for Clive Davis, Wendy L. Davis, Custodian for C.B. Davis, M.R. Davis, Steven M. Hoefflin Trust, Paul Brownstein Trust, Russ Regan & Kent Jacobs, David Alvarado, Elijah Black, Jr., Heaven L. Needham, Rudy Durand, and Steven Hoefflin) over which Mr. Reichman has voting power for a period of two years from November 1, 2007 for all matters.  Includes 2,550,000 shares of common stock issued to Mr. Reichman in December 2007 for services rendered.

(3)	Includes 62,502 shares of common stock which may be purchased pursuant to stock options that are exercisable or may be exercisable within 60 days of March 31, 2008.

ITEM 12.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2007, we authorized the issuance of 2,550,000 shares and the granting of 1,200,000 stock options to David Reichman in consideration for past services provided to us, pursuant to his employment agreement with TTI, dated October 1, 2007.  David Reichman, our Chairman, Chief Executive Officer and Chief Financial Officer, is not “independent”, as that term is defined by the rules of any securities exchange or The OTC Bulletin Board Market.

On December 6, 2007, we authorized the issuance of 200,000 shares of common stock to our directors for services rendered for us.

On December 18, 2007, we authorized the issuance of 10,000 shares to each of our three independent outside directors in consideration for their past services to us.

Stock options were granted to the three independent outside directors of TTI on November 20, 2007 under TTI’s 2007 Omnibus Stock.  See “Item 10. Executive Compensation.”

ITEM 13.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit	Description
14.1	Code of Conduct
31.1	Section 302 Certification
32.1	Section 906 Certification

(b)	The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed:

(1)	Form 8-K, dated March 31, 2008, filed with the SEC reflecting the resignation of certain executive officers and a director of Ludicrous, Inc.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Chisholm, Bierwolf & Nilson, LLC, Certified Public Accountants (“CBN”) is our principal auditing accountant firm.  CBN has provided other non-audit services to the Company.  The Audit Committee approved the engagement of CBN before CBN rendered audit and non-audit services to us.

Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Board before the filing of the previous year’s Annual Report on Form 10-KSB.

CBN Fees

	2007	2006

Audit Fees(1)	$21,500	$17,500
Audit Related Fees	$0	$0
Tax Fees(2)	$0	$0
All Other Fees	$0	$0
	$21,500	$17,500

-------------------------------

(1)	Audit Fees consist of fees for the audit of our financial statements and review of the financial statements included in our quarterly reports.

(2)	Tax fees consist of fees for the preparation of original federal and state income tax returns and fees for miscellaneous tax consulting services.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the full Board regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  As part of the Board’s review, the Board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At Audit Committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The Audit Committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The Audit Committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008	TREE TOP INDUSTRIES, INC.

By: \s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ David Reichman	Dated: April 14, 2008
David Reichman, Chairman of the Board,
Chief Executive Officer, President
Chief Financial Officer, and Secretary

By: \s\ Frank Benintendo	Dated: April 14, 2008
Frank Benintendo, Director

By: \s\ Michael Valle	Dated: April 14, 2008
Michael Valle, Director

By: \s\ Don Gilbert	Dated: April 14, 2008
Don Gilbert, Director