Form 10-Q
period 2008-03-31
TREE TOP INDUSTRIES, INC.
filed 2008-05-15
CIK 356590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

      For Quarterly Period Ended March 31, 2008

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

    For the Transition period from _______________ to ______________


                        Commission File Number: 000-10210

                            TREE TOP INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                       83-0250943
------------------------------------     ---------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)

                 1041 N. FORMOSA AVENUE, PICKFORD BUILDING, #199
                        WEST HOLLYWOOD, CALIFORNIA 90046
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (775) 261-3728
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes[__]                         No[_X_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer             [___]    Accelerated filer           [___]
Non-accelerated filer               [___]    Smaller reporting company   [_X_]
(Do not check if a smaller
 reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                          Yes[__]                         No[_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 2008 the number of shares outstanding of the registrant's class of common stock was 71,578,400.

                                TABLE OF CONTENTS

                                                                                                                PAGES

  PART I.        FINANCIAL INFORMATION.............................................................................1

       ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)..................................................................1
                 CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2008 (UNAUDITED).........................................1
                 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
                 2008 AND MARCH 31, 2007 (UNAUDITED)...............................................................2
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FROM JANUARY 1, 2006 THROUGH MARCH 31, 2008.......................................................3
                 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
                 2008 AND MARCH 31, 2007 (UNAUDITED)...............................................................4
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............................................5
       ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS........................................................................................8
       ITEM 4T.  CONTROLS AND PROCEDURES..........................................................................12


  PART II        OTHER INFORMATION................................................................................12

       ITEM 1.   LEGAL PROCEEDINGS................................................................................12
       ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......................................13
       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................................................13
       ITEM 4.   SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS.............................................13
       ITEM 5.   OTHER INFORMATION................................................................................13
       ITEM 6.   EXHIBITS.........................................................................................13


  SIGNATURES     .................................................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


                            TREE TOP INDUSTRIES, INC.
           CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2008 (UNAUDITED)

                                                                                 (Unaudited)           (Audited)
                                                                                   MARCH 31           DECEMBER 31,
                                                                                     2008                2007
                                                                               ------------------  ------------------


                                     ASSETS

Current Assets:
     Cash                                                                              $ 727,201           $ 435,858
     Loans and exchanges                                                                  13,800               6,400
                                                                               ------------------  ------------------

             Total Current Assets                                                        741,001             442,258

Fixed Assets, net of accumulated depreciation                                             95,961              71,973

Goodwill                                                                               1,007,000           1,007,000

Security deposits                                                                         12,424              12,424
                                                                               ------------------  ------------------

Total Assets                                                                         $ 1,856,386         $ 1,533,655
                                                                               ==================  ==================


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts payable                                                                      $ 382,509           $ 363,451
 Accrued expenses                                                                        395,252             344,591
 Accrued interest payable                                                                 47,292              45,560
 Due to officers and directors                                                            15,122             170,367
 Notes payable                                                                           113,000             113,000
                                                                               ------------------  ------------------

             Total Current Liabilities                                                   953,175           1,036,969
                                                                               ------------------  ------------------

Total Liabilities                                                                        953,175           1,036,969
                                                                               ------------------  ------------------

Commitments

Stockholders' Equity:
  Preferred stock, $.0001 par value, 50,000 authorized ,
     no shares issued and outstanding                                                          -                   -
  Common stock, $.0001 par value, 350,000,000 and $.001 par
    par value, 75,000,000 shares authorized, 73,427,791 and 72,327,791
     shares issued and outstanding, for 2008 and 2007, respectivley                        7,343               7,233
     Additional paid-in capital                                                       78,879,798          77,230,945
     Accumulated deficit                                                             (77,983,930)        (76,741,492)
                                                                               ------------------  ------------------

             Total Stockholders' Equity                                                  903,211             496,686
                                                                               ------------------  ------------------

Total Liabilities and Stockholders' Equity                                           $ 1,856,386         $ 1,533,655
                                                                               ==================  ==================


    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                                                                  2008                  2007
                                                                                  ----                  ----


Service income                                                                             $ -          $ 120,000
                                                                           --------------------    ---------------

Operating expenses
 General, selling and administrative expenses                                          239,467             50,080
 Officer's compensation                                                                250,991                  -
 Professional fees                                                                     749,905             37,405
                                                                           --------------------    ---------------

              Total operating expenses                                               1,240,363             87,485
                                                                           --------------------    ---------------

Operating loss                                                                      (1,240,363)            32,515
                                                                           --------------------    ---------------

Other Income (Expense):
  Goodwill impairment                                                                        0                  -
  Interest income                                                                          224                309
  Interest expense                                                                      (2,299)            (1,822)
                                                                           --------------------    ---------------

              Total Other Income (Expense)                                              (2,075)            (1,513)
                                                                           --------------------    ---------------

Loss before income taxes                                                            (1,242,438)            31,002

Income taxes                                                                                 -                  -
                                                                           --------------------    ---------------

Net Loss                                                                          $ (1,242,438)          $ 31,002
                                                                           ====================    ===============



Earnings (loss) per share:
 Basic earnings (loss)                                                                 $ (0.02)            $ 0.03
                                                                           ====================    ===============
 Diluted earnings (loss)                                                               $ (0.02)            $ 0.02
                                                                           ====================    ===============

Weighted average common shares outstanding:
 Basic                                                                              72,580,538            987,791
                                                                           ====================    ===============
 Diluted                                                                            72,580,538          1,262,791
                                                                           ====================    ===============




    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FROM JANUARY 1, 2006 THROUGH MARCH 31, 2008


                                                            COMMON STOCK
                                                     ---------------------------     ADDITIONAL       RETAINED          TOTAL
                                                                         PAR          PAID IN         EARNINGS      STOCKHOLDER'S
                                                         SHARES         VALUE         CAPITAL        (DEFICIT)      EQUITY (DEFICIT)
                                                     ---------------  ----------   --------------  ---------------  ---------------

Balance as at 1/1/2006                                      252,791     $253.00      $13,845,917     ($14,457,207)       ($611,037)

Shares issued for services
at $1.00 per share                                          525,000         525          524,475                -          525,000

Shares issued for services
at $2.00 per share                                           70,000          70          139,930                           140,000

Shares issued in repayment of note
payable, accrued interest and
financing costs                                             100,000         100          199,900                           200,000

Shares issued for services
at $2.00 per share                                           40,000          40           79,960                            80,000

Net Loss for year ended December 31, 2006                                                                (955,541)        (955,541)
                                                     ---------------  ----------   --------------  ---------------  ---------------

Balance as at 12/31/2006 (audited)                          987,791         988       14,790,182      (15,412,748)        (621,578)

Stock options issued for services at $0.74 per share                                   1,494,298                         1,494,298

Stock options issued for $0.10 per share                                                 200,000                           200,000

Stock options issued for services at $0.84 per share                                     126,210                           126,210

Exercise of stock options at $0.25 per share                500,000         500          124,500                           125,000

Shares issued for services at $0.85 per share             2,590,000       2,590        2,198,910                         2,201,500

Shares issued for acquisition at $0.85 per share         68,000,000      68,000       57,732,000                        57,800,000

Shares issued for services at $2.00 per share               250,000         250          499,750                           500,000

Change in par value of common stock from .001 to .0001                  (65,095)          65,095                                 -

Net Loss for year ended December 31, 2007                                                             (61,328,744)     (61,328,744)
                                                     ---------------  ----------   --------------  ---------------  ---------------

Balance as at 12/31/2007 (audited)                       72,327,791       7,233       77,230,945      (76,741,492)         496,686

Exercise of stock options                                 1,100,000         110          724,890                           725,000

Stock options issued for services                                                        923,963                           923,963

Net Loss for three months ended March 31, 2008                                                         (1,242,438)      (1,242,438)
                                                     ---------------  ----------   --------------  ---------------  ---------------

                                                         73,427,791     $ 7,343     $ 78,879,798    $ (77,983,930)       $ 903,211
                                                     ===============  ==========   ==============  ===============  ===============

    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                                                                                       2008               2007
                                                                                       ----               ----

Cash Flows from Operating activities:
Net income (loss)                                                                     $ (1,242,438)        $ 31,002
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Stock based compensation                                                               923,963                -
    Depreciation expense                                                                     4,208                -
Changes in operating assets and liabilities
    Increase (decrease) in prepaid expenses and other current assets                        (7,400)               -
    Increase (decrease) in accounts payable                                                 19,058                -
    Increase (decrease) in accrued expenses                                                 50,661           15,978
    Increase (decrease) in accrued interest payable                                          1,732            1,823
                                                                                -------------------   --------------

          Net cash provided by (used in) operating activities                             (250,216)          48,803
                                                                                -------------------   --------------

Cash Flows from Investing Activities
    Purchase of fixed assets                                                               (28,196)               -
                                                                                -------------------   --------------

          Net cash provided by financing activities                                        (28,196)                 -
                                                                                -------------------   --------------


Cash Flows from Financing Activities
    Cash received for stock options                                                        725,000                -
    Proceeds from loans from officers and directors                                         38,120                -
    Repayments of due to officers and directors                                           (193,365)               -
                                                                                -------------------   --------------

          Net cash provided by financing activities                                        569,755                -
                                                                                -------------------   --------------

Increase in cash                                                                           291,343           48,803

Cash, beginning of year                                                                    435,858           30,578
                                                                                -------------------   --------------

Cash, end of year                                                                        $ 727,201         $ 79,381
                                                                                ===================   ==============



Supplemental Disclosures of Cash Flow Information:

    Cash paid during year for:
              Interest                                                                       $ 567              $ -
                                                                                ===================   ==============

              Income Taxes                                                                     $ -              $ -
                                                                                ===================   ==============



    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM PRESENTATION

         The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007.

         The statements of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2007.

2. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses totaling $77,983,930, has a working capital deficit of $212,174 and is in default on several notes payable (see Note 5).

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

3. SIGNIFICANT ACCOUNTING POLICIES

         Please refer to the Company's Form 10-KSB for the year ended December 31, 2007 for its significant accounting policies.

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

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                 March 31,
                                                          2008                2007
                                                    -----------------   -----------------
Net income (loss)                                   $    (1,242,438)    $         31,002
                                                    =================   =================

Weighted average shares outstanding - basic               72,580,538             987,791
                                                    =================   =================

Net income (loss) - per share - basic               $         (0.02)    $           0.03
                                                    =================   =================


Weighted average shares outstanding - basic               72,580,538             987,791
Dilutive options                                                                 275,000
                                                    -----------------   -----------------

Weighted average shares outstanding - diluted             72,580,538           1,262,791
                                                    =================   =================

Net income (loss) - per share - diluted             $         (0.02)    $           0.02
                                                    =================   =================

5. NOTES PAYABLE

         Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At March 31, 2008, notes payable amounted to $113,000.

         At March 31, 2008, accrued interest on the notes was $ 47,292. Interest expense on the notes amounted to $1733 and $1,822 for the three months ended March 31, 2008 and 2007, respectively.


6. RELATED PARTY TRANSACTIONS

         Due to officers and directors consists of advances primarily from David Reichman, CEO, President and Chairman of the Company. The advances are due on demand and do not bear interest. During the quarter Mr. Reichman advanced the company $38,120 and was repaid $193,365, resulting in a balance owing to him of $15,122 at March 31, 2008.

7. STOCKHOLDERS' EQUITY

         On December 26, 2007, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an at an exercise price of $4.50 per share, expiring in 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $1,993,000. For the three months ended March 31, 2007, the Company recognized $249,125 of compensation expense related to these options. The fair value of these options was determined using the following assumptions: risk free rate of 3.39%, no dividend yield, an expected life of five years and a volatility factor of 271.7%.

         During the three months ended March 31, 2008, the Company recorded the value of 1,000,000 stock options issued to a shareholder with an at an exercise price of $1.00 per share, expiring in 2018. The fair value of the options as calculated under the Black-Scholes model totaled $548,628 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 4.33%, no dividend yield, an expected life of five years and a volatility factor of 275.6%.

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company also recorded $126,210 of compensation expense relating to the amortization of the October 1, 2007 options issued to David Reichman under his employment contract.

         During the three months ended March 31, 2008, 1,100,000 shares of the Company's common stock were issued in exchange for the exercise of stock options:

        DATE              OPTIONS EXERCISED          PROCEEDS
        ----------------  -----------------         -----------
        January 16, 2008           250,000          $  62,500

        March 26, 2008             250,000             62,500

        March 26, 2008             600,000            600,000
                          ----------------          -----------

        Total                    1,100,000          $ 725,000
                          ================          ===========

8. RECENT PRONOUNCEMENT

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133." SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not completed its evaluation of SFAS No. 161 to determine the impact that adoption will have on our consolidated financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Tree Top Industries, Inc.'s financial condition, results of operations and business. These statements include, among others:

o statements concerning the potential benefits that Tree Top Industries, Inc. ("TTI" or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

o statements of TTI's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause TTI's actual results to be materially different from any future results expressed or implied by TTI in those statements. The most important facts that could prevent TTI from achieving its stated goals include, but are not limited to, the following:

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. TTI cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that TTI or persons acting on its behalf may issue. TTI does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

CURRENT OVERVIEW

         LUDICROUS, INC. Ludicrous will use its existing NetThruster technology to manage content delivery as needed by The My Lord's Network Web site (see below) and any other future TTII divisions or subsidiaries. NetThruster may take care of the on-demand streaming video feature of the My Lord's Network web site. In addition, NetThruster has demonstrated its ability to deliver live streaming video events and this capability will also be integrated into the My Lord's Network web site if and when the web site has the necessary contracts that require it. Ludicrous may also be responsible for providing the technical foundation and technical support for the My Lord's Network web site. These various delivery solutions are possible because of the adaptability of the NetThruster technology. Although My Lord's Network's needs will be the primary focus for Ludicrous, the Company intends to seek other potential users of its solutions and not to restrict itself to just My Lord's Network.

         As originally envisioned, Ludicrous' NetThruster technology would have multipurpose capabilities. Both on-demand video and live streaming video have been demonstrated by the Company and utilized by its clients, as stated previously. However, the technology's ability to handle transmission of high definition television data as developed by the Company's prior Chief Technology Officer (CTO) has not performed to the Company's expectations. The CTO unexpectedly but voluntarily resigned from the Company to pursue interests unrelated to his efforts on behalf of Ludicrous. The CTO voluntarily returned all common stock issued to him and his nominees. These shares were cancelled by the Company. This event was previously reported by the Company in its Report on Form 8-K filed on April 4, 2008. As a result, the Company has suspended, for the time being, further development of this portion of NetThruster and, in addition, stopped its marketing efforts for this technology. As a result of the return and cancellation of a total of 24,600,000 shares by James Black and Trisha Woods after March 31, 2008, the Company had 71,578,400 shares outstanding on March 31, 2008 but only 48,828,400 shares outstanding as of May 15, 2008 after the effect of the return and cancellation of these shares.

         MLN, INC. MLN, Inc. will be formed to manage the My Lord's Network web site. Originally TTII was introduced to both Pastor Joel Osteen and Pastor Benny Hinn by TTII's Special Advisory Committee Chairman. TTI proceeded to develop a relationship with each ministry. NetThruster technology was expanded to provide live streaming video webcasting of the Benny Hinn Ministry shows. In working with each of the ministries, TTI discovered that each ministry kept a video archive of its past shows. Since Ludicrous acts as a content delivery network, it was thought that a dedicated web site could provide on-demand delivery of the archive shows of Osteen and Hinn, and potentially others. From this initial concept, the idea of My Lord's Network was developed. Christian Churches from around the world would be given the ability to each have their own unique web page containing information about their mission and services. Individuals would be able to enroll on the site and have access to all the archive ministry shows as well as access to all the church information. Both the churches and individuals would pay a nominal fee for these privileges.

         Ministries such as Joel Osteen's Lakewood Church and the Benny Hinn Ministry already have their own web sites. The My Lord's Network page for churches such as these would have its content customized as specified by the specific church. Churches not requiring customized content would have a generic web page. A ministry such as Benny Hinn sells products on its web site and My Lord's Network could do the same for the particular ministry. Products would be available on My Lord's Network for a given church, but all orders would be passed on to the particular church for processing and fulfillment. My Lord's Network would receive a negotiated percentage of the sale. The yearly enrollment fee would entitle each individual member full access to the features of the web site including on-demand delivery of ministry video archive shows. Enrollment fees for both churches and individuals would be processed through credit cards on the My Lord's Network web site.

         Ludicrous may be contracted by MLN, Inc. to provide the My Lord's Network web site hosting, archive video on-demand delivery and streaming video of live events. The live events would be contracted by individual ministries with NetThruster, with My Lord's Network given the right to show the live web cast. Since it is envisioned that ministry donations will be part of the live web casts, the ministries should have no objection to an additional viewing site that costs them nothing extra. Ludicrous is still developing the revenue model for this business and does not yet have a definitive contract for the service, which is being negotiated with the ministries.

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

         Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of March 31, 2008 and for the nine months then ended.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

         We had revenue in the first three months of 2008 of $ 0 compared to $120,000 in the same period of 2007. The decrease in revenue is due to a change in the business direction of the Company from providing occasional business consulting services to becoming a software development company for which no revenue has yet been generated.

         Our operating expenses increased from $87,485 in 2007 to $1,240,363 in 2008, primarily due to an increase in stock based compensation expense to officers, directors and a shareholder aggregating $923,963 in 2008, and the ramp up of the Company's software development business and associated general and administrative expenses. Our net loss was $1,242,438 in 2008 compared to net income of $31,002 in 2007.

CAPITAL RESOURCES

         The Company's cash position was $727,201 at March 31, 2008 compared to $435,858 at December 31, 2007. The increase in cash is attributable to cash proceeds from the exercise of stock options of $725,000, offset by repayments of officer's loans and cash utilized in operating activities.

         As of March 31, 2008, the Company had current assets of $741,001 and current liabilities of $953,175.

         Net cash used in operating activities amounted to $250,216 for the three month period ended March 31, 2008, as compared to $48,803 of net cash provided by operations for the three month period ended March 31, 2007. The primary reason for the higher utilization of cash in 2008 was to fund the new software development business of the Company. Net cash provided by financing activities amounted to a $569,755 and $ 0 for the three months ended March 31, 2008 and 2007, respectively. The increase in 2008 resulted from the exercise of stock options of $725,000 less net repayments of officers' loans of $155,245.

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

ITEM 4T.      CONTROLS AND PROCEDURES

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

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 1A.-RISK FACTORS

         WE DID NOT TIMELY FILE WITH THE SEC OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007. AS A RESULT OF THIS DELAYED FILING, WE ARE CURRENTLY INELIGIBLE TO USE FORM S-3 TO REGISTER SECURITIES WITH THE SEC IN
CAPITAL-RAISING TRANSACTIONS, WHICH MAY ADVERSELY AFFECT OUR COST OF FUTURE CAPITAL.

         We did not timely file with the SEC our Form 10-KSB for the fiscal year ended December 31, 2007. Although the filing of this Quarterly Report on From 10-Q will bring us current in our filings with the SEC, because our Form 10-KSB was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of the delayed filing of our Form 10-KSB, we are ineligible to use a "short form" registration statement on Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS

(a)      Exhibits

EXHIBIT NO.             DESCRIPTION
-----------             ----------------------------------------------------
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

Report on Form 8-K, dated March 31, 2008, filed with the Securities and Exchange Commission relating to the departure of certain executive officers of Ludicrous, Inc. and redemption and cancellation of outstanding stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008          TREE TOP INDUSTRIES, INC.

                             By:  \s\ David Reichman
                                   -------------------------------------------
                                    David Reichman, Chief Executive Officer
                                    and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ David Reichman                                      Dated: May 15, 2008
     --------------------------------------------------
      David Reichman, Chief Executive Officer
      and Chairman (Principal Executive Officer)


By:  /s/ David Reichman                                      Dated: May 15, 2008
     --------------------------------------------------
      David Reichman, Director, President
      and Chief Operating Officer


By:  /s/ David Reichman                                      Dated: May 15, 2008
     --------------------------------------------------
      David Reichman, Chief Financial Officer,
      (Principal Financial/Accounting Officer)