Form 10-Q
period 2008-06-30
TREE TOP INDUSTRIES, INC.
filed 2008-08-14
CIK 356590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For Quarterly Period Ended June 30, 2008

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

As of June 30, 2008 the number of shares outstanding of the registrant's class of common stock was 47,328,400.


                                                    TABLE OF CONTENTS


                                                                                                               PAGES

 PART I.        FINANCIAL INFORMATION.............................................................................1

          ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)...........................................................1

                       CONSOLIDATED BALANCE SHEETS AT JUNE 30, 2008 (UNAUDITED)...................................1

                       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND JUNE
                       30, 2007 (UNAUDITED).......................................................................2

                       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE
                       30, 2007 (UNAUDITED).......................................................................3

                       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE
                       30, 2007 (UNAUDITED).......................................................................4

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................................5

          ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......8

          ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................11

          ITEM 4T.     CONTROLS AND PROCEDURES...................................................................12


 PART II        OTHER INFORMATION................................................................................12

          ITEM 1.      LEGAL PROCEEDINGS.........................................................................12

          ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...............................13

          ITEM 3.      DEFAULTS UPON SENIOR SECURITIES...........................................................13

          ITEM 4.      SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS......................................13

          ITEM 5.      OTHER INFORMATION.........................................................................13

          ITEM 6.      EXHIBITS..................................................................................13


 SIGNATURES......................................................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                            TREE TOP INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)          (Audited)
                                                                                    JUNE 30,          DECEMBER 31,
                                                                                     2008                2007
                                                                               ------------------  ------------------


                                     ASSETS

Current Assets:
     Cash                                                                      $         314,330   $         435,858
     Work-in-process                                                                       6,260                   -
     Loans and exchanges                                                                  13,469               6,400
                                                                               ------------------  ------------------

             Total Current Assets                                                        334,059             442,258

Fixed Assets, net of accumulated depreciation                                            131,466              71,973

Goodwill                                                                               1,007,000           1,007,000

Security deposits                                                                         12,424              12,424
                                                                               ------------------  ------------------

Total Assets                                                                   $       1,484,949   $       1,533,655
                                                                               ==================  ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                             $         392,172   $         363,451
  Accrued expenses                                                                       392,353             344,591
  Accrued interest payable                                                                47,292              45,560
  Due to related party                                                                         -                   -
  Due to officers and directors                                                           12,225             170,367
  Notes payable                                                                          113,000             113,000
                                                                               ------------------  ------------------

             Total Current Liabilities                                                   957,042           1,036,969
                                                                               ------------------  ------------------

Total Liabilities                                                                        957,042           1,036,969
                                                                               ------------------  ------------------

Commitments

Stockholders' Equity:
  Preferred stock, $.0001 par value, 50,000 authorized ,
     no shares issued and outstanding                                                          -                   -
  Common stock, $.0001 par value, 350,000,000 and $.001 par
    par value, 75,000,000 shares authorized, 48,828,400 and 72,327,791
     shares issued and outstanding, for 2008 and 2007, respectivley                        4,883               7,233
     Additional paid-in capital                                                       78,882,258          77,230,945
     Accumulated deficit                                                             (78,359,234)        (76,741,492)
                                                                               ------------------  ------------------

             Total Stockholders' Equity                                                  527,907             496,686
                                                                               ------------------  ------------------

Total Liabilities and Stockholders' Equity                                     $       1,484,949   $       1,533,655
                                                                               ==================  ==================


    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007


                                                                                  2008                  2007
                                                                                  ----                  ----


Service income                                                             $                 -     $            -
                                                                           --------------------    ---------------

Operating expenses
 General, selling and administrative expenses                                          277,978             28,358
 Consulting                                                                                  -                  -
 Officer's compensation                                                                 62,500                  -
 Professional fees                                                                      45,329             21,425
                                                                           --------------------    ---------------

              Total operating expenses                                                 385,807             49,783
                                                                           --------------------    ---------------

Operating loss                                                                        (385,807)           (49,783)
                                                                           --------------------    ---------------

Other Income (Expense):

 Interest income                                                                            93                160
 Financing costs                                                                             -                  -
 Interest expense                                                                         (242)            (1,733)
                                                                           --------------------    ---------------

              Total Other Income (Expense)                                                (149)            (1,573)
                                                                           --------------------    ---------------

Loss before income taxes                                                              (385,956)           (51,356)

Income taxes                                                                                 -                  -
                                                                           --------------------    ---------------

Net Loss                                                                   $          (385,956)    $      (51,356)
                                                                           ====================    ===============



Earnings (loss) per share:
 Basic earnings (loss)                                                     $             (0.01)    $        (0.05)
                                                                           ====================    ===============
 Diluted earnings (loss)                                                   $             (0.01)    $        (0.05)
                                                                           ====================    ===============

Weighted average common shares outstanding:
 Basic                                                                              59,371,257            987,791
                                                                           ====================    ===============
 Diluted                                                                            59,371,257            987,791
                                                                           ====================    ===============




    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


                                                                                  2008                  2007
                                                                                  ----                  ----


Service income                                                             $                 -     $      120,000
                                                                           --------------------    ---------------

Operating expenses
 General, selling and administrative expenses                                          506,793             78,437
 Consulting                                                                                  -                  -
 Officer's compensation                                                                313,491                  -
 Professional fees                                                                     795,234             58,830
                                                                           --------------------    ---------------

              Total operating expenses                                               1,615,518            137,267
                                                                           --------------------    ---------------

Operating loss                                                                      (1,615,518)           (17,267)
                                                                           --------------------    ---------------

Other Income (Expense):

 Interest income                                                                           317                469
 Financing costs                                                                             -                  -
 Interest expense                                                                       (2,541)            (3,555)
                                                                           --------------------    ---------------

              Total Other Income (Expense)                                              (2,224)            (3,086)
                                                                           --------------------    ---------------

Loss before income taxes                                                            (1,617,742)           (20,353)

Income taxes                                                                                 -                  -
                                                                           --------------------    ---------------

Net Loss                                                                   $        (1,617,742)    $      (20,353)
                                                                           ====================    ===============



Earnings (loss) per share:
 Basic earnings (loss)                                                     $             (0.02)    $        (0.02)
                                                                           ====================    ===============
 Diluted earnings (loss)                                                   $             (0.02)    $        (0.02)
                                                                           ====================    ===============

Weighted average common shares outstanding:
 Basic                                                                              65,976,202            987,791
                                                                           ====================    ===============
 Diluted                                                                            65,976,202            987,791
                                                                           ====================    ===============




    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

                                                                                       2008               2007
                                                                                -------------------   --------------

Cash Flows from Operating activities:
Net income (loss)                                                               $       (1,617,742)   $     (20,353)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Stock based compensation                                                               923,963                -
    Depreciation expense                                                                     8,238                -
Changes in operating assets and liabilities
    Increase in work-in-process                                                             (6,260)               -
    Increase (decrease) in prepaid expenses and other current assets                        (7,069)               -
    Increase (decrease) in accounts payable                                                 25,824                -
    Increase (decrease) in accrued expenses                                                 47,762           35,653
    Increase (decrease) in accrued interest payable                                          1,732            3,555
                                                                                -------------------   --------------

          Net cash provided by (used in) operating activities                             (623,552)          18,855
                                                                                -------------------   --------------

Cash Flows from Investing Activities
    Purchase of fixed assets                                                               (67,731)               -
                                                                                -------------------   --------------

          Net cash provided by financing activities                                        (67,731)                 -
                                                                                -------------------   --------------


Cash Flows from Financing Activities
    Cash received for stock options                                                        725,000                -
    Proceeds from loans from officers and directors                                         38,120                -
    Repayments of due to officers and directors                                           (193,365)         (45,772)
                                                                                -------------------   --------------

          Net cash provided by financing activities                                        569,755          (45,772)
                                                                                -------------------   --------------

Increase in cash                                                                          (121,528)         (26,917)

Cash, beginning of year                                                                    435,858           30,578
                                                                                -------------------   --------------

Cash, end of year                                                               $          314,330    $       3,661
                                                                                ===================   ==============



Supplemental Disclosures of Cash Flow Information:

    Cash paid during year for:
              Interest                                                          $              567    $           -
                                                                                ===================   ==============

              Income Taxes                                                      $                -    $           -
                                                                                ===================   ==============


    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM PRESENTATION

         The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, its results of operations for the three months and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007.

         The statements of operations for the three months and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2007.

2. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses totaling $78,359,234, has a working capital deficit of $622,983 and is in default on several notes payable (see Note 5).

         Since inception (February 23, 1999) through June 30, 2008, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                             June 30,
                                                       2008                2007
                                                 -----------------   -----------------


Net income (loss)                                $    (1,617,742)    $       (20,353)
                                                 =================   =================

Weighted average shares outstanding - basic            65,976,202             987,791
                                                 =================   =================

Net income (loss) - per share - basic            $         (0.02)    $         (0.02)
                                                 =================   =================


Weighted average shares outstanding - basic
Dilutive options                                                0                   0
                                                 -----------------   -----------------

Weighted average shares outstanding - diluted          65,976,202             987,791
                                                 =================   =================

Net income (loss) - per share - diluted          $         (0.02)    $         (0.02)
                                                 =================   =================

5. NOTES PAYABLE

         Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At June 30, 2008, notes payable amounted to $113,000.

         At June 30, 2008, accrued interest on the notes was $47,292. Interest expense on the notes amounted to $2,541 and $3,555 for the six months ended June 30, 2008 and 2007, respectively.


6. RELATED PARTY TRANSACTIONS

         Due to officers and directors consists of advances primarily from David Reichman, CEO, President and Chairman of the Company. The advances are due on demand and do not bear interest. During the quarter Mr. Reichman advanced the company $38,120 and was repaid $193,365, resulting in a balance owing to him of $12,225 at June 30, 2008.

7. STOCKHOLDERS' EQUITY

         On December 26, 2007, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an exercise price of $4.50 per share, expiring in 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $1,993,000. For the six months ended June 30, 2008, the Company recognized $249,125 of compensation expense related to these options. The fair value of these options was determined using the following assumptions: risk free rate of 3.39%, no dividend yield, an expected life of five years and a volatility factor of 271.7%.

         During the six months ended June 30, 2008, the Company recorded the value of 1,000,000 stock options issued to a shareholder with an at an exercise price of $1.00 per share, expiring in 2018. The fair value of the options as calculated under the Black-Scholes model totaled $548,628 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 4.33%, no dividend yield, an expected life of five years and a volatility factor of 275.6%.

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company also recorded $126,210 of compensation expense relating to the amortization of the October 1, 2007 options issued to David Reichman under his employment contract.

         During the six months ended June 30, 2008, 1,100,000 shares of the Company's common stock were issued in exchange for the exercise of stock options:

        DATE               OPTIONS EXERCISED     PROCEEDS
        ----------------   -----------------   -----------
        January 16, 2008        250,000         $  62,500

        March 26, 2008          250,000            62,500

        March 26, 2008          600,000           600,000
                           -----------------   -----------

        Total                 1,100,000         $ 725,000
                           =================   ===========

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

               (j) failure of NetThruster.com(R) to acquire or develop and profitably operate a new business to replace its old content delivery business model, which is no longer being implemented, and

               (k) competition from other businesses and technologies that materially adversely impacts TTI's operations, financial condition and business performance.

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

CURRENT OVERVIEW

         NetThruster Inc. (formerly known as Ludicrous, Inc.) is in the process of reevaluating and reorienting its business. It has successfully broadcast live streaming video of events for its customers pursuant to event based contracts resulting in minimal revenue to date. This capability may be used by another TTII subsidiary, MLN, Inc., in the operation of that Company's new Internet website. NetThruster also has worked out the necessary hardware equipment designs to support the Internet background logistics of the My Lord's Network Internet website to be established by MLN. NetThruster may be employed to implement and maintain the website's operational equipment.

         The primary business of MLN, Inc., a Delaware corporation and a wholly-owned subsidiary of TTII (MLN), is the operation of the My Lord's Network(TM) website. MLN has completed the research and planning necessary to create the website and its supporting business. The focus of the website is the worldwide Christian community but with the initial enrollment emphasis on Christians in the United States. The website is designed to facilitate interaction between enrolled individual members and, in addition, provide information about Christian churches, both their location and events. MLN plans to contract for creation of the initial website and expects to make its revenues through the ongoing operation of the website (through subscriptions fees and advertising).

         My Lord's Network will be designed to bring together members of the Christian community in an arena that provides an opportunity for online social networking and information about church activities across the community. It will strive to provide up-to-date information from its church and ministry members to the individual members. It plans to offer Christian-oriented contemporary news as well.

         The primary business model is a content-based Internet website. Individual members will join for free and receive the basic website services. Individual members may enroll with optional yearly fees for additional premium website services. Individual churches will pay a yearly membership fee for services that will enable a church to upload and update church information including a current event schedule and, for an additional amount, weekly videos of the pastor's sermon. There are several sources for the site's actual content. Some sources are simple information pages plus there may be on-demand video downloads. The website plans to have three basic kinds of information pages: each enrolled individual will have his/her own page; each enrolled church will have its own page; and each enrolled ministry will have its own page. The information contained on each type of page is unique. If a sufficient number of people have joined, it will become profitable to sell advertising since a guaranteed audience will exist. Advertising may be either nationwide (or even worldwide) or local since the website will have geographical information about its members and can target advertising based upon that information.

         My Lord's Network also plans to offer live streaming video of selected events of particular interest to Christians. Another TTII subsidiary, NetThruster, Inc., has already demonstrated the capability to capture and broadcast live streaming video at high-definition standards. Because of the costs associated with this feature, these broadcasts will be available either only to those members who have paid a nominal yearly membership fee or perhaps for a one-time special charge.

         There are both products and services that will be provided as well as marketed on the site. Each church page will have location and activity information for that church. Each church has the ability to continually update its activity or event schedule so that when its page is visited, the information will be topical. Each enrolled church will be able to continuously update the church's web page with topical information. The ministry pages will be customized for each ministry and feature information unique to each particular ministry. Many ministries sell products such as books and videos on their own websites and My Lord's Network plans to offer these same products on its site. Advertising revenues can be realized once a sufficient number of individuals have joined the site and provided their demographic information.

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

         Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of June 30, 2008 and for the six months then ended.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

         We had revenue in the first six months of 2008 of $ 0 compared to $120,000 in the same period of 2007. The decrease in revenue is due to a change in the business direction of the Company from providing occasional business consulting services to becoming a software development company for which no revenue has yet been generated.

         Our operating expenses increased from $137,267 in the first six months of 2007 to $1,615,518 in the same period of 2008, primarily due to an increase in stock based compensation expense to officers, directors and a shareholder aggregating $923,963 in 2008, and the ramp up of the Company's software development business and associated general and administrative expenses. Our net loss was $1,617,742 in the first six months of 2008 compared to net loss of $20,353 in the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $314,330 at June 30, 2008 compared to $435,858 at December 31, 2007. The decrease in cash is attributable to cash proceeds from the exercise of stock options of $725,000, offset by repayments of officer's loans and cash utilized in operating activities.

         As of June 30, 2008, the Company had current assets of $334,059 and current liabilities of $957,042.

         Net cash used in operating activities amounted to $623,552 for the six month period ended June 30, 2008, as compared to $18,855 of net cash provided by operations for the six month period ended June 30, 2007. The primary reason for the higher utilization of cash in 2008 was to fund the new software development business of the Company. Net cash provided by financing activities amounted to a $569,755 and $ (45,772) for the six months ended June 30, 2008 and 2007, respectively. The increase in 2008 resulted from the exercise of stock options of $725,000 less net repayments of officers' loans of $155,245.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's Chief Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In recent weeks, one of the TTII's shareholders has harassed the Company both in private and in public, as well as its officers and the officers of one of the Company's subsidiaries, in an apparent attempt to civilly extort money from the Company. To address the allegedly libelous claims made by the shareholder, TTII has filed suit in United States District Court. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder's actions. TTII is confident of prevailing in this suit although there is no assurance regarding the results of litigation.

ITEM 1A. RISK FACTORS

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

Dated: August 14, 2008            TREE TOP INDUSTRIES, INC.

                                  By:\s\ David Reichman
                                      ------------------------------------------
                                      David Reichman, Chief Executive Officer
                                      and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ David Reichman                                   Dated: August 14, 2008
     ---------------------------------------------
      David Reichman, Chief Executive Officer
      and Chairman (Principal Executive Officer)


By:  /s/ David Reichman                                   Dated: August 14, 2008
     ---------------------------------------------
      David Reichman, Director, President
      and Chief Operating Officer


By:  /s/ David Reichman                                   Dated: August 14, 2008
     ---------------------------------------------
      David Reichman, Chief Financial Officer,
      (Principal Financial/Accounting Officer)