Form 10KSB/A
period 2007-12-31
TREE TOP INDUSTRIES, INC.
filed 2008-08-28
CIK 356590

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2007

            For the period from January 1, 2007 to December 31, 2007

                        COMMISSION FILE NUMBER 000-10210

                            TREE TOP INDUSTRIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                              83-0250943
    ----------------------------------   ------------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification No.)


                1041 N. FORMOSA AVENUE, PICKFORD BUILDING, #199
                        WEST HOLLYWOOD, CALIFORNIA 90046
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (323) 850-2458
                         -----------------------------
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                      NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                   WHICH REGISTERED
--------------------------------------------------------------------------------

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |__| No |X|

          State issuer's revenues for its most recent fiscal year.  $120,000

          The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,080,000 as of March 31, 2008 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

          There were 72,328,400 shares outstanding of the registrant's common stock as of March 31, 2008.

                                TABLE OF CONTENTS

                                                                           PAGE

PART II......................................................................1

   ITEM 7.        FINANCIAL STATEMENTS OF TREE TOP INDUSTRIES, INC...........1

   ITEM 8A(T).    CONTROLS AND PROCEDURES...................................18

SIGNATURES..................................................................19

                                     PART II


ITEM 7. FINANCIAL STATEMENTS OF TREE TOP INDUSTRIES, INC.

                            TREE TOP INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS


                                                                     PAGE

       Report of Independent Registered Public                        2
       Accounting Firm

       Balance Sheets as of December 31, 2007 and 2006                3

       Statements of Operations for the years ended                   4
       December 31, 2007 and 2006

       Statements of Stockholders' Equity (Deficit)from               5
       January 1, 2006 through December 31, 2007

       Statements of Cash Flows for the years ended                   6
       December 31, 2007 and 2006

       Notes to Financial Statements                                  7

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM

To the Board of Directors and Shareholders of Tree Top Industries, Inc.

     We have audited the accompanying balance sheets of Tree Top Industries, Inc. as of December 31, 2007and 2006 , and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The accompanying financial statements have been prepared assuming that Tree Top Industries, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Tree Top Industries, Inc. has suffered recurring losses from operations and is dependent of financing to continue operations. These issues raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/CHISHOLM, BIERWOLF & NILSON
--------------------------------
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
April 11, 2008


                                      TREE TOP INDUSTRIES, INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                           DECEMBER 31,             DECEMBER 31,
                                                               2007                    2006
                                                         ----------------      ---------------------
      ASSETS

Current Assets:
     Cash                                                $       435,858       $             30,578
     Other receivable                                              6,400                          -
                                                         ----------------      ---------------------

                  Total Current Assets                           442,258                     30,578

Fixed Assets, net of accumulated depreciation                     71,973                          -

Goodwill                                                       1,007,000                          -

Security deposits                                                 12,424                          -
                                                         ----------------      ---------------------

Total Assets                                             $     1,533,655       $             30,578
                                                         ================      =====================


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable                                         $       363,451       $            338,530
Accrued expenses                                                 344,591                     30,031
Accrued interest payable                                          45,560                     38,630
Due to related party                                                   -                      1,200
Due to officers and directors                                    170,367                    130,765
Notes payable                                                    113,000                    113,000
                                                         ----------------      ---------------------

                  Total Current Liabilities                    1,036,969                    652,156
                                                         ----------------      ---------------------

Total Liabilities                                              1,036,969                    652,156
                                                         ----------------      ---------------------

 Commitments                                                           -                          -

Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value, 50,000 authorized,
     no shares issued and outstanding                                  -                          -
Common stock, $.0001 par value, 350,000,000 and $.001
par value, 75,000,000 shares authorized, 72,327,791 and
987,791 shares issued and outstanding, for 2007 and 2006,
respectively                                                       7,233                        988
     Additional paid-in capital                               77,230,945                 14,790,182
     Accumulated deficit                                     (76,741,492)               (15,412,748)
                                                         ----------------      ---------------------

                  Total Stockholders' Equity (Deficit)           496,686                  (621,578)
                                                         ----------------      ---------------------

Total Liabilities and Stockholders' Deficit              $     1,533,655       $             30,578
                                                         ================      =====================





    The accompanying notes are an integral part of these financial statements

                                      TREE TOP INDUSTRIES, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                              2007          2006
                                                                        -------------- ------------
Service income                                                          $     120,000  $    33,401
                                                                        -------------- ------------

Operating expenses
    General, selling and administrative expenses                              312,688      121,775
    Consulting                                                              1,494,298      140,000
    Officer's compensation                                                  2,704,710      525,000
    Professional fees                                                         524,828       41,578
                                                                        -------------- ------------

                                      Total operating expenses              5,036,524      828,353
                                                                        -------------- ------------

Operating loss                                                             (4,916,524)    (794,952)
                                                                        -------------- ------------

Other Income (Expense):
     Goodwill impairment                                                  (56,398,769)           -
     Interest income                                                              848            -
     Financing costs                                                                -     (148,833)
     Interest expense                                                         (14,299)     (11,756)
                                                                        -------------- ------------

                                      Total Other Income (Expense)        (56,412,220)    (160,589)
                                                                        -------------- ------------

Loss before income taxes                                                  (61,328,744)    (955,541)

Income taxes                                                                        -            -
                                                                        -------------- ------------

Net Loss                                                                $ (61,328,744) $  (955,541)
                                                                        ============== ============



Earnings (loss) per share:
   Basic and diluted earnings (loss)                                    $       (4.86) $     (2.18)
                                                                        ============== ============

Weighted average common shares outstanding:
   Basic and diluted                                                       12,627,928      438,803
                                                                        ============== ============









    The accompanying notes are an integral part of these financial statements


                                                   TREE TOP INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FROM JANUARY 1, 2006 THROUGH DECEMBER 31, 2007


                                                            COMMON STOCK              ADDITIONAL       RETAINED          TOTAL
                                                   -------------------------------- --------------- --------------- ----------------
                                                                          PAR          PAID IN         EARNINGS      STOCKHOLDER'S
                                                                                                                        EQUITY
                                                      SHARES             VALUE         CAPITAL        (DEFICIT)        (DEFICIT)
                                                   --------------    -------------- --------------- --------------- ----------------
Balance as at 1/1/2006                                   252,791     $      253.00  $   13,845,917  $  (14,457,207) $      (611,037)

Shares issued for services
at $1.00 per share                                       525,000               525         524,475               -          525,000

Shares issued for services
at $2.00 per share                                        70,000                70         139,930                          140,000

Shares issued in repayment of note
payable, accrued interest and
financing costs                                          100,000               100         199,900                          200,000

Shares issued for services
at $2.00 per share                                        40,000                40          79,960                           80,000

Net Loss for year ended December 31, 2006                                                                 (955,541)        (955,541)
                                                   --------------    -------------- --------------- --------------- ----------------

Balance as at 12/31/2006                                 987,791               988      14,790,182     (15,412,748)        (621,578)

Stock options issued for services at $0.74 per share                                     1,494,298                        1,494,298

Stock options issued for $0.10 per share                                                   200,000                          200,000

Stock options issued for services at $0.84 per share                                       126,210                          126,210

Exercise of stock options at $0.25 per share             500,000               500         124,500                          125,000

Shares issued for services at $0.85 per share          2,590,000             2,590       2,198,910                        2,201,500

Shares issued for acquisition at $0.85 per share      68,000,000            68,000      57,732,000                       57,800,000

Shares issued for services at $2.00 per share            250,000               250         499,750                          500,000

Change in par value of common stock from .001 to .0001                     (65,095)         65,095                                -

Net Loss for year ended December 31, 2007                                                              (61,328,744)     (61,328,744)

                                                   --------------    -------------- --------------- --------------- ----------------
                                                      72,327,791     $       7,233  $   77,230,945  $  (76,741,492) $       496,686
                                                   ==============    ============== =============== =============== ================



    The accompanying notes are an integral part of these financial statements


                                      TREE TOP INDUSTRIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                            2007           2006
                                                                        --------------  -----------

Cash Flows from Operating activities:
Net loss                                                                $ (61,328,744)  $ (955,541)
Adjustments to reconcile net loss to net cash
    used in operating activities:
    Goodwill impairment                                                    56,398,769            -
    Stock based compensation                                                4,322,008      745,000
    Stock issued for financing costs                                                       148,833
    Depreciation expense                                                        1,462            -
Changes in operating assets and liabilities
    Increase (decrease) in prepaid expenses and other current assets           15,853            -
    Increase (decrease) in accounts payable                                    24,921       (9,489)
    Increase (decrease) in accrued expenses                                   307,998       14,782
    Increase (decrease) in accrued interest payable                             6,930        9,933
                                                                        --------------  -----------

          Net cash provided by (used in) operating activities                (250,803)     (46,482)
                                                                        --------------  -----------

Cash Flows from Investing Activities
    Cash acquired in purchase of business                                     551,461            -
    Cash paid for miscellaneous loan                                           (6,400)           -
    Purchase of fixed assets                                                  (58,545)           -
                                                                        --------------  -----------

          Net cash provided by financing activities                           486,516            -
                                                                        --------------  -----------

Cash Flows from Financing Activities
    Cash received for stock options                                           325,000            -
    Proceeds from notes payable                                                     -       50,000
    Repayment of loan from related party                                       (1,200)           -
    Proceeds from loans from officers and directors                           441,667       27,060
    Repayments of due to officers and directors                              (595,900)           -
                                                                        --------------  -----------

          Net cash provided by financing activities                           169,567       77,060
                                                                        --------------  -----------

Increase in cash                                                              405,280       30,578

Cash, beginning of year                                                        30,578            -
                                                                        --------------  -----------

Cash, end of year                                                       $     435,858   $   30,578
                                                                        ==============  ===========

Schedule of noncash activities:
Issuance of common stock for note payable and accrued interest                      -   $   51,167
                                                                        ==============  ===========

Stock issued for purchase of subsidiary                                 $  57,800,000   $        -
                                                                        ==============  ===========

Supplemental Disclosures of Cash Flow Information:

    Cash paid during year for:
     Interest                                                           $       7,368   $        -
                                                                        ==============  ===========

     Income Taxes                                                       $           -   $        -
                                                                        ==============  ===========




    The accompanying notes are an integral part of these financial statements

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007


NOTE 1 - NATURE OF OPERATIONS
-----------------------------

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

GOING CONCERN
-------------

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

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

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007

CASH EQUIVALENTS
----------------

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

REVENUE RECOGNITION

We recognize service revenues in accordance with the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition, and the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. At the inception of a customer contract for service, we make an assessment as to that customer's ability to pay for the services provided. If we subsequently determine that collection from the customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer's unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.

STOCK-BASED COMPENSATION
------------------------

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward--known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123R and Emerging Issues Task Force
(EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services", and are periodically revalued as the stock options vest and are recognized as expense over the related service period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

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

                                              For the Years Ended
                                                   December 31,
                                -----------------------------------------------
                                          2007                       2006
                                -----------------------------------------------
Basic Earnings per share:
Income (Loss) (numerator)           $  (61,328,744)              $  (955,541)
Shares (denominator)                    12,627,928                   438,803
Per Share Amount                    $        (4.86)              $     (2.18)


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of the provisions of SFAS 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 110, SHARE-BASED PAYMENT ("SAB 110"). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the "simplified method" in developing an estimate of the expected term on stock

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007


options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In December 2007, the FASB issued SFAS No. 141(revised) "Business Combinations" ("SFAS No. 141 (R)"). SFAS No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. SFAS No. 141(R) is effective for all transactions entered into, on or after January 1, 2009. The Company does not believe that the adoption of this standard on January 1, 2009, will have a material effect on it's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

In June 2006, The FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The application of this standard did not have a material effect on the Company's results of operations or its financial condition.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Cash                                                 $    551,461
Other current assets                                       15,853
Property and equipment                                     14,890
Goodwill                                               57,405,769
Security deposits                                          12,424
Accounts payable and accrued expenses                      (8,257)
Amounts due to related party                             (192,140)

                                                     -------------
                                                     $ 57,800,000
                                                     =============

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

Included in Accrued Expenses at December 31, 2007 is a $240,000 bonus accrual due to David Reichman.

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:
                                                   DECEMBER 31,
                                               2007          2006
                                            ===========   ============

Computer equipment                          $   57,935    $         -
Office equipment                                 2,600              -
Telephone equipment                             12,900              -
                                            -----------   ------------
                                                73,435              -
                                                (1,462)             -
                                            -----------   ------------
                                            $   71,973    $         -
                                            ===========   ============

Depreciation expense was $1,462 in 2007 and none in 2006.

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

The deferred tax asset and the valuation account is as follows at December 31, 2007 and 2006:

                                                           December 31,
                                                       2007            2006
                                                 ==============  ==============
Deferred tax  asset:
   Net operating losses                          $   5,334,955   $   5,308,904
   Stock based compensation                          1,469,483               -
   Accrued expenses                                    106,832               -
   Valuation allowance                              (6,911,270)     (5,308,904)
                                                 --------------  --------------
     Total                                       $           -   $           -
                                                 ==============  ==============

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:
                                                       2007            2006
                                                 ==============  ==============
   Tax benefit at marginal rate                  $  20,851,773   $     324,900
   Stock issuances for service                               -        (303,900)
   Goodwill impairment - nondeductible             (19,175,581)
   Nondeductible expenses                               (2,088)              -
   Valuation allowance                              (1,674,104)        (21,000)
                                                 --------------  --------------
   Net deferred tax asset                        $           -   $           -

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007

NOTE 8 - STOCKHOLDERS' DEFICIT

NUMBER OF SHARES AUTHORIZED
---------------------------

Under the Company's charter, 75,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company's authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.0001 and to authorize 50,000 shares of $0.0001 par value "blank check" preferred stock. As of December 31, 2007 and 2006, 72,327,791 and 987,791 shares of common stock, respectively, are issued and outstanding. There are no shares of preferred stock issued and outstanding.

PREFERRED STOCK
---------------

As described above, the stockholders voted to authorize 50,000 shares of "blank check" preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The board of directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

ISSUANCES OF COMMON STOCK
-------------------------

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

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007

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

OTHER STOCK OPTIONS
-------------------

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

STOCK BASED COMPENSATION
------------------------

Stock based compensation expense for 2007 was $4,322,008, of which $1,494,298 is included in Consulting Expense, $2,402,210 is included in Officer's Compensation, $425,500 is included in Professional Fees relating to directors fees and legal fees.

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007

A summary of our stock option activity is as follows for the years ended December 31, 2007 and 2006:

                                                                                        Weighted Average
                                                    Range of            Weighted            Remaining
                                                    Exercise             Average           Contractual
                                                     Prices             Exercise              Life
                                  Shares            Per Share             Price              (Years)
                              ---------------    ----------------    ----------------   ------------------

Options Outstanding at               535,000     $    0.50-$2.00     $          0.98                 4.96
December 31, 2005
Granted                                    -                   -                   -
Exercised                                  -                   -                   -
Expired                             (260,000)                  -                0.98
                              ---------------    ----------------    ----------------   ------------------

Options outstanding at               275,000     $    1.00-$2.00                1.00                 2.60
December 31, 2006

Granted                            3,200,000                         $          0.36
Exercised                           (500,000)                        $          0.25
Expired                                    -
                              ---------------    ----------------    ----------------   ------------------

Options outstanding at             2,975,000     $    0.25-$2.00     $          0.47    $            3.45
December 31, 2007
                              ===============    ================    ================   ==================

Our information with respect to stock options outstanding at December 31, 2007 is as follows:

                                                    Weighted
                                                     Average            Weighted
                                                    Remaining            Average            Aggregate
                                  Number           Contractual          Exercise            Intrinsic
Range of Exercise Prices       Outstanding        Term (Years)            Price               Value
                              ---------------    ----------------    ----------------   ------------------
$ 0.25 -                          275,000                1.60        $       1.36              862,500
$ 0.55

$ 1.00 -
$ 2.00                          2,700,000                3.64        $       0.38           11,115,000


The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between our closing stock price as of December 31, 2007 and the exercise price multiplied by in-the-money options) that would have been received by the option holders had all option holders had exercised their options on December 31, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for 2007 and 2006 was $1,650,000 and $-0-, respectively.

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007


                               DATE OPTIONS         NUMBER OF           EXERCISE              DATE
Options Outstanding              GRANTED             OPTIONS              PRICE              EXPIRE
                              ---------------    ----------------    ----------------   ------------------
                                    08/31/99             175,000           1.00            7/31/2009
                                    01/24/00             100,000           2.00            8/17/2009
                                                 ----------------
OUTSTANDING AT
12/31/06                                                 275,000
                                                 ----------------
                                    10/01/07           2,000,000           0.25            9/30/2010
                                    11/01/07           1,200,000           0.55            10/1/2012
Exercised                           10/01/07            (500,000)          0.25
                                                 ----------------
OUTSTANDING AT
12/31/07                                               2,975,000
                                                 ----------------


SUMMARY BY EXPIRATION       12/31/2007
DATE AT:

                                         REMAINING                REMAINING     WEIGHTED    WEIGHTED
 NUMBER OF       EXERCISE      DATE     CONTRACTUAL              CONTRACTUAL    EXERCISE    INTRINSIC
  OPTIONS          PRICE      EXPIRE    LIFE IN DAYS  IN YEARS    WEIGHTED       PRICE        VALUE
------------     ---------- ----------  ------------- -------- -------------- ----------- ------------
    175,000      $    1.00   7/31/2009           578     1.58        277,123     175,000      612,500
    100,000      $    2.00   8/17/2009           595     1.63        163,014     200,000      250,000
  1,500,000      $    0.25   9/30/2010         1,004     2.75      4,126,027     375,000    6,375,000
  1,200,000      $    0.55   10/1/2012         1,736     4.76      5,707,397     660,000    4,740,000
------------
  2,975,000
------------
                                       WT AVG                  WT AVG
                                       REMAINING               EXERCISE
                            12/31/2007 LIFE              3.45   PRICE         $     0.47
                                                      ========                ===========


NOTE 9 COMMITMENTS AND CONTINGENCIES

LEASE
-----

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

                            TREE TOP INDUSTRIES, INC.
                        Notes to the Financial Statements
                                December 31, 2007

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount. However, the Company included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company recorded gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2006.

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. The Company has included this amount in accounts payable at December 31, 2007 and December 31, 2006.

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable. The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2007 and December 31, 2006.

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

EMPLOYMENT AGREEMENT
--------------------

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

          Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were effective as of December 31, 2007.

          The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

           o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

           o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

           o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

          Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were effective as of December 31, 2007.

          This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

          In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

          The Company's management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: August 28, 2008          TREE TOP INDUSTRIES, INC.

                                 BY:  \s\ David Reichman
                                       -----------------
                                 David Reichman, Chairman of the Board,
                                 Chief Executive Officer, President,
                                 and Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  \s\ David Reichman                                Dated: August 28, 2008
      -----------------
      David Reichman, Chairman of the Board,
      Chief Executive Officer, President
      Chief Financial Officer, and Secretary


By:  \s\ Frank Benintendo                              Dated: August 28, 2008
      -------------------
      Frank Benintendo, Director


By:  \s\ Michael Valle                                 Dated: August 28, 2008
      ----------------
      Michael Valle, Director


By:  \s\ Don Gilbert                                   Dated: August 28, 2008
      --------------
      Don Gilbert, Director