Form 10-Q/A
period 2008-03-31
TREE TOP INDUSTRIES, INC.
filed 2008-08-28
CIK 356590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

As of March 31, 2008 the number of shares outstanding of the registrant's class of common stock was 72,328,400.

                                                 TABLE OF CONTENTS


                                                                                                     PAGES

 PART I.        FINANCIAL INFORMATION..................................................................1

      ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED).......................................................1

                CONSOLIDATED BALANCE SHEETS AT MARCH 31, 2008 (UNAUDITED)..............................1

                CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH
                31, 2008 AND MARCH 31, 2007 (UNAUDITED)................................................2

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM JANUARY 1, 2006 THROUGH MARCH 31, 2008 (UNAUDITED)................................3

                CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH
                31, 2008 AND MARCH 31, 2007 (UNAUDITED)................................................4

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................................5

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS..........................................................................8

      ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................11

      ITEM 4T.  CONTROLS AND PROCEDURES...............................................................12


 PART II        OTHER INFORMATION.....................................................................12

      Item 1.   Legal Proceedings.....................................................................12

      Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...........................13

      Item 3.   Defaults Upon Senior Securities.......................................................13

      Item 4.   Submission of  Matters to a Vote of Security Holders..................................13

      Item 5.   Other Information.....................................................................13

      Item 6.   Exhibits..............................................................................13


 SIGNATURES...........................................................................................14

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

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                  March 31,
                                                          2008                2007
-----------------------------------------------------------------------------------------

Net income (loss)                                   $    (1,242,438)    $         31,002
                                                    =================   =================

Weighted average shares outstanding - basic              72,580,538              987,791
                                                    =================   =================

Net income (loss) - per share - basic               $         (0.02)    $           0.03
                                                    =================   =================


Weighted average shares outstanding - basic              72,580,538              987,791
Dilutive options                                                                 275,000
                                                    -----------------   -----------------

Weighted average shares outstanding - diluted            72,580,538            1,262,791
                                                    =================   =================

Net income (loss) - per share - diluted             $         (0.02)    $           0.02
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

         During the three months ended March 31, 2008, 1,100,000 shares of the Company's common stock were issued in exchange for the exercise of stock options:

DATE                 OPTIONS EXERCISED     PROCEEDS
-----------------    -----------------     --------
January 16, 2008          250,000          $ 62,500

March 26, 2008            250,000            62,500

March 26, 2008            600,000           600,000
                     -----------------     --------

Total                   1,100,000          $725,000
                     =================     ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

         This Form 10-Q/A may contain "forward-looking statements," as that term is used in federal securities laws, about Tree Top Industries, Inc.'s financial condition, results of operations and business. These statements include, among others:

         o statements concerning the potential benefits that Tree Top Industries, Inc. ("TTI" or the "Company") may experience from its business activities and certain transactions it contemplates or has completed; and

         o statements of TTI's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q/A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q/A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause TTI's actual results to be materially different from any future results expressed or implied by TTI in those statements. The most important facts that could prevent TTI from achieving its stated goals include, but are not limited to, the following:

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

                  (j) failure of the NetThruster.com(R) to acquire or develop and profitably operate a new business to replace its old content delivery business model, which is no longer being implemented;

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

         Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. TTI cautions you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q/A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that TTI or persons acting on its behalf may issue. TTI does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q/A, or to reflect the occurrence of unanticipated events.

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

         Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the years ended December 31, 2007 and December 31, 2006, respectively. There have been no material changes to our critical accounting policies as of March 31, 2008 and for the three months then ended.

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

         Our management, under the direction of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including the Company's Chief Executive Officer and Principal Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


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

         We did not timely file with the SEC our Form 10-KSB for the fiscal year ended December 31, 2007. Although the filing of this Quarterly Report on Form 10-Q/A will bring us current in our filings with the SEC, because our Form 10-KSB was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of the delayed filing of our Form 10-KSB, we are ineligible to use a "short form" registration statement on

Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.    SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.    OTHER INFORMATION

         Not Applicable.

ITEM 6.    EXHIBITS

(a)      Exhibits

EXHIBIT NO.             DESCRIPTION
------------            ----------------------------------------------------
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


By:  /s/ David Reichman                                 Dated: August 28, 2008
     ---------------------------------------------
      David Reichman, Chief Executive Officer
      and Chairman (Principal Executive Officer)


By:  /s/ David Reichman                                 Dated: August 28, 2008
     ---------------------------------------------
      David Reichman, Director, President
      and Chief Operating Officer


By:  /s/ David Reichman                                 Dated: August 28, 2008
     ---------------------------------------------
      David Reichman, Chief Financial Officer,
      (Principal Financial/Accounting Officer)