Form 10-Q
period 2008-09-30
TREE TOP INDUSTRIES, INC.
filed 2008-11-14
CIK 356590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

                                       or

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

For the Transition period from _______________ to ______________


                        Commission File Number: 000-10210

                            TREE TOP INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                    83-0250943
---------------------------------         -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

   264 SOUTH LA CIENEGA BOULEVARD, SUITE 1010, BEVERLY HILLS, CALIFORNIA 90211
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 601-4595
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


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

As of September 30, 2008 the number of shares outstanding of the registrant's class of common stock was 47,328,400.


                                                        TABLE OF CONTENTS


                                                                                                                      PAGES

         PART I.        FINANCIAL INFORMATION.............................................................................1

                  Item 1.      Financial Statements (Unaudited)...........................................................1

                               Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31,
                               2007 (Audited).............................................................................2

                               Consolidated Statements of Operations for the Three Months Ended September 30,
                               2008, the Nine Months Ended September 30, 2008, and from Inception, August 1,
                               2007, through September 30, 2008  (Unaudited)..............................................3

                               Consolidated Statements of Stockholders' Equity (Deficit) from Inception Through
                               September 30, 2008 (Unaudited).............................................................4

                               Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008
                               and from Inception, August 1, 2007, Through September 30, 2008 (Unaudited).................5

                               Notes to Consolidated Financial Statements.................................................7

                  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                               Operations................................................................................10

                  Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................13

                  Item 4T.     Controls and Procedures...................................................................14

         PART II        OTHER INFORMATION................................................................................14

                  Item 1.      Legal Proceedings.........................................................................14

                  Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...............................15

                  Item 3.      Defaults Upon Senior Securities...........................................................15

                  Item 4.      Submission of  Matters to a Vote of Security Holders......................................15

                  Item 5.      Other Information.........................................................................15

                  Item 6.      Exhibits..................................................................................15

         SIGNATURES            ..........................................................................................16


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                              TREE TOP INDUSTRIES, INC.
                                             (A Development Stage Company)
                                             Consolidated Balance Sheets


                                                        ASSETS
                                                                             September 30,          December 31,
                                                                                 2008                   2007
                                                                          --------------------   --------------------
CURRENT ASSETS                                                               (unaudited)

      Cash                                                                $           144,076    $           435,858
      Employee advances                                                                   367                  6,400
                                                                          --------------------   --------------------

             Total Current Assets                                                     144,443                442,258
                                                                          --------------------   --------------------

PROPERTY AND EQUIPMENT, NET                                                           128,228                 71,973
                                                                          --------------------   --------------------

OTHER ASSETS

      Security deposit                                                                 12,424                 12,424
                                                                          --------------------   --------------------

             Total Other Assets                                                        12,424                 12,424
                                                                          --------------------   --------------------

             TOTAL ASSETS                                                 $           285,095    $           526,655
                                                                          ====================   ====================


                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable                                                    $           412,212    $           363,451
      Accrued expenses                                                                371,443                344,591
      Accrued interest payable                                                         48,158                 45,560
      Due to officers and directors                                                    15,122                170,367
      Notes payable                                                                   113,000                113,000
                                                                          --------------------   --------------------

             Total Current Liabilities                                                959,935              1,036,969
                                                                          --------------------   --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock, $0.001 par value, 50,000 shares authorized,
        -0- shares issued and outstanding                                                   -                      -
      Common stock, $0.001 par value, 350,000,000 shares authorized,
        48,828,400 and 72,327,791 shares issued and outstanding                         4,883                  7,233
      Additional paid-in capital                                                    7,040,213              5,139,775
      Deficit accumulated during the development stage                             (7,719,936)            (5,657,322)
                                                                          --------------------   --------------------

             Total Stockholders' Equity (Deficit)                                    (674,840)              (510,314)
                                                                          --------------------   --------------------
             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY (DEFICIT)                             $           285,095    $           526,655
                                                                          ====================   ====================


               The accompanying notes are an integral part of these consolidated financial statements.

                                                 TREE TOP INDUSTRIES, INC.
                                               (A Development Stage Company)
                                           Consolidated Statements of Operations
                                                        (unaudited)

                                                         From Inception                    From Inception   From Inception
                                        For the Three     on August 1,     For the Nine      on August 1,     on August 1,
                                         Months Ended    2007 through     Months Ended      2007 through     2007 through
                                        September 30,    September 30,    September 30,    September 30,    September 30,
                                             2008             2007            2008              2007             2008
                                        ---------------  --------------  ----------------  ---------------  ---------------


REVENUES, net                           $        2,967   $           -   $         2,967   $            -   $        2,967

COST OF SALES, net                                   -               -                 -                -                -
                                        ---------------  --------------  ----------------  ---------------  ---------------

        GROSS PROFIT                             2,967               -             2,967                -            2,967
                                        ---------------  --------------  ----------------  ---------------  ---------------

OPERATING EXPENSES

     General and administrative                396,294           5,826           894,848            5,826        3,515,944
     Officer compensation                            -               -           313,491                -        2,841,201
     Professional fees                          45,909               -           841,143                -        1,347,281
     Depreciation                                3,920               -            12,158                -           13,767
                                        ---------------  --------------  ----------------  ---------------  ---------------

        Total Operating Expenses               446,123           5,826         2,061,640            5,826        7,718,193
                                        ---------------  --------------  ----------------  ---------------  ---------------

        OPERATING LOSS                        (443,156)         (5,826)       (2,058,673)          (5,826)      (7,715,226)
                                        ---------------  --------------  ----------------  ---------------  ---------------

OTHER INCOME (EXPENSES)

     Interest expense                           (1,716)              -            (3,941)               -           (4,710)
                                        ---------------  --------------  ----------------  ---------------  ---------------

        Total Other Income (Expenses)           (1,716)              -            (3,941)               -           (4,710)
                                        ---------------  --------------  ----------------  ---------------  ---------------

LOSS BEFORE INCOME TAXES                      (444,872)         (5,826)       (2,062,614)          (5,826)      (7,719,936)
INCOME TAX EXPENSE                                   -               -                 -                -                -
                                        ---------------  --------------  ----------------  ---------------  ---------------

        NET LOSS                        $     (444,872)  $      (5,826)  $    (2,062,614)  $       (5,826)  $   (7,719,936)
                                        ===============  ==============  ================  ===============  ===============

        BASIC LOSS PER SHARE            $        (0.01)  $       (0.00)  $         (0.04)  $        (0.00)
                                        ===============  ==============  ================  ===============

        WEIGHTED AVERAGE NUMBER
          OF SHARES OUTSTANDING             48,828,400      68,000,000        56,600,297       68,000,000
                                        ===============  ==============  ================  ===============










                  The accompanying notes are an integral part of these consolidated financial statements.

                                                      TREE TOP INDUSTRIES, INC.
                                                    (A Development Stage Company)
                                     Consolidated Statements of Stockholders' Equity (Deficit)
                                                             (unaudited)


                                     Preferred Stock           Common Stock             Additional
                                  --------------------  ----------------------------      Paid-In      Accumulated
                                    Shares     Amount      Shares          Amount         Capital        Deficit           Total
                                  ---------- ---------  -------------  -------------  -------------- ----------------  -------------

Balance, August 1, 2007 (inception)       -  $      -              -    $         -    $          -   $            -    $         -

Issuance of founder shares
  at inception at $0.007 per share        -         -     68,000,000         68,000         432,000                -        500,000

Shares issued in recapitalization         -         -        987,791            988            (988)               -              -

Stock options issued for services
  at $0.74 per share                      -         -              -              -       1,494,298                -      1,494,298

Stock options issued for cash
  at $0.10 per share                      -         -              -              -         200,000                -        200,000

Stock options issued for services
  at $0.85 per share                      -         -              -              -         126,210                -        126,210

Exercise of stock options
  at $0.25 per share                      -         -        500,000            500         124,500                -        125,000

Shares issued for services
  at $0.85 per share                      -         -      2,590,000          2,590       2,198,910                -      2,201,500

Shares issued for services
  at $2.00 per share                      -         -        250,000            250         499,750                -        500,000

Change in par value to $0.001             -         -              -        (65,095)         65,095                -              -

Net loss for the year ended
  December 31, 2007                       -         -              -              -               -       (5,657,322)    (5,657,322)
                                  ---------- ---------  -------------  -------------  -------------- ----------------  -------------

Balance, December 31, 2007                -         -     72,327,791          7,233       5,139,775       (5,657,322)      (510,314)

Fractional shares                         -         -            609              -               -                -              -

Exercise of stock options
  at $0.25 per share                      -         -      1,100,000            110         724,890                -        725,000

Common stock cancelled                    -         -    (24,600,000)        (2,460)          2,460                -              -

Stock options issued for services         -         -              -              -       1,173,088                -      1,173,088

Net loss for the nine months ended
  September 30, 2008                      -         -              -              -               -       (2,062,614)    (2,062,614)
                                  ---------- ---------  -------------  -------------  -------------- ----------------  -------------

Balance, September 30, 2008               -   $     -     48,828,400    $     4,883    $  7,040,213   $   (7,719,936)   $  (674,840)
                                  ========== =========  =============  =============  ============== ================  =============


                             The accompanying notes are an integral part of these financial statements.

                                                 TREE TOP INDUSTRIES, INC.
                                               (A Development Stage Company)
                                           Consolidated Statements of Cash Flows
                                                        (unaudited)

                                                                                       From Inception      From Inception
                                                                    For the Nine        on August 1,        on August 1,
                                                                    Months Ended        2007 through        2007 through
                                                                   September 30,       September 30,       September 30,
                                                                         2008                2007                2008
                                                                  -----------------   -----------------   -----------------

OPERATING ACTIVITIES
      Net loss                                                    $     (2,062,614)   $         (5,826)   $     (7,719,936)
      Adjustments to reconcile net loss to net
         used by operating activities:
             Depreciation and amortization                                  12,158                   -              13,767
             Stock options and warrants
               granted for services rendered                             1,173,088                   -           2,793,596
             Common stock issued for services rendered                           -                   -           2,701,500
      Changes in operating assets and liabilities
             (Increase) decrease in employee advances                        6,033                   -                (367)
             (Increase) decrease in security deposits                            -             (12,424)            (12,424)
             Increase (decrease) in accounts payable
               and accrued expenses                                         78,211                   -             831,813
             Increase (decrease) in related party payable                 (155,245)              1,696              15,122
                                                                  -----------------   -----------------   -----------------

                   Net Cash Used in Operating Activities                  (948,369)            (16,554)         (1,376,929)
                                                                  -----------------   -----------------   -----------------


INVESTING ACTIVITIES

             Cash paid for property and equipment                          (68,413)             (6,036)           (141,995)
                                                                  -----------------   -----------------   -----------------

                   Net Cash Used in Investing Activities                   (68,413)             (6,036)           (141,995)
                                                                  -----------------   -----------------   -----------------


FINIANCING ACTIVITIES

             Cash received from issuance of common stock                   725,000             500,000           1,550,000
             Proceeds of notes payable                                           -                   -             113,000
                                                                  -----------------   -----------------   -----------------

                   Net Cash Provided by
                     Financing Activities                                  725,000             500,000           1,663,000
                                                                  -----------------   -----------------   -----------------


             NET DECREASE IN CASH                                         (291,782)            477,410             144,076

             CASH AT BEGINNING OF PERIOD                                   435,858                   -                   -
                                                                  -----------------   -----------------   -----------------

             CASH AT END OF PERIOD                                $        144,076    $        477,410    $        144,076
                                                                  =================   =================   =================

                        The accompanying notes are an integral part of these financial statements.

                                                 TREE TOP INDUSTRIES, INC.
                                               (A Development Stage Company)
                                     Consolidated Statements of Cash Flows (Continued)
                                                        (unaudited)

                                                                                   From Inception         From Inception
                                                             For the Nine           on August 1,           on August 1,
                                                             Months Ended           2007 through           2007 through
                                                            September 30,          September 30,          September 30,
                                                                  2008                   2007                   2008
                                                          -------------------    -------------------    -------------------
SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:

             Interest                                     $              567     $                -     $              567
             Income Taxes                                 $                -     $                -     $                -


NON-CASH TRANSACTIONS

      Common stock issued for services                    $                -     $                -     $        2,701,500
































                         The accompanying notes are an integral part of these financial statements.

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM PRESENTATION

         The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, its results of operations for the three months and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007.

         The statements of operations for the three months and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2007.

2. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses totaling $7,719,936, has a working capital deficit of $815,492 and is in default on several notes payable (see Note 5).

         Since inception (February 23, 1999) through September 30, 2008, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

4. EARNINGS (LOSS) PER SHARE

         The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning Per Share". Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The calculation of basic and diluted income (loss) per share for the three months and six months is as follows:

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


                                                         September 30,
                                                     2008             2007
                                               ----------------  ---------------


Net income (loss)                              $   (2,062,614)   $      (5,862)
                                               ================  ===============

Weighted average shares outstanding - basic        56,600,297       68,000,000
                                               ================  ===============

Net income (loss) - per share - basic          $        (0.04)   $       (0.00)
                                               ================  ===============


Weighted average shares outstanding - basic
Dilutive options                                            0                0
                                               ----------------  ---------------

Weighted average shares outstanding - diluted      56,600,297       68,000,000
                                               ================  ===============

Net income (loss) - per share - diluted        $        (0.04)   $       (0.00)
                                               ================  ===============

5. NOTES PAYABLE

         Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At September 30, 2008, notes payable amounted to $113,000.

         At September 30, 2008, accrued interest on the notes was $48,158. Interest expense on the notes amounted to $3,941 and $4,710 for the nine months ended September 30, 2008 and 2007, respectively.


6. RELATED PARTY TRANSACTIONS

         Due to officers and directors consists of advances primarily from David Reichman, CEO, President and Chairman of the Company. The advances are due on demand and do not bear interest. The balance owing to Mr. Reichman is $12,225 at September 30, 2008.

7. STOCKHOLDERS' EQUITY

         On December 26, 2007, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an exercise price of $4.50 per share, expiring in 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $1,993,000. For the nine months ended September 30, 2008, the Company recognized $498,250 of compensation expense related to these options. The fair value of these options was determined using the following assumptions: risk free rate of 3.39%, no dividend yield, an expected life of five years and a volatility factor of 271.7%.

         During the nine months ended September 30, 2008, the Company recorded the value of 1,000,000 stock options issued to a shareholder with an at an exercise price of $1.00 per share, expiring in 2018. The fair value of the options as calculated under the Black-Scholes model totaled $548,628 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 4.33%, no dividend yield, an expected life of five years and a volatility factor of 275.6%.

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         The Company also recorded $126,210 of compensation expense relating to the amortization of the October 1, 2007 options issued to David Reichman under his employment contract.

         During the nine months ended September 30, 2008, 1,100,000 shares of the Company's common stock were issued in exchange for the exercise of stock options:

     DATE             OPTIONS EXERCISED         PROCEEDS
----------------      -----------------     ---------------
January 16, 2008           250,000             $  62,500

March 26, 2008             250,000                62,500

March 26, 2008             600,000               600,000
                      ---------------       ---------------

Total                    1,100,000             $ 725,000
                      ===============       ===============

8. RECENT PRONOUNCEMENTS

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS-AND INTERPRETATION OF FASB STATEMENT NO. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

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

         (j) failure of NetThruster.com(R) to profitably operate a new business which is replacing its old content delivery business model, which is no longer being implemented; and

         (k)      competition  from  other  businesses  and  technologies   that
                  materially   adversely  impact  TTI's  operations,   financial
                  condition and business performance.

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

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the placecountry-regionUnited States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

         Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of September 30, 2008 and for the six months then ended.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

         We had revenue in the first nine months of 2008 of $2,967 compared to $0 in the same period of 2007. The decrease in revenue is due to a change in the business direction of the Company from providing occasional business consulting services to becoming a software development company for which no revenue has yet been generated.

         Our operating expenses increased from $0 in the first nine months of 2007 to $2,061,640 in the same period of 2008, primarily due to an increase in stock based compensation expense to officers, directors and a shareholder aggregating $1,173,088 in 2008, and the ramp up of the Company's software development business and associated general and administrative expenses. Our net loss was $2,062,614 in the first nine months of 2008 compared to net loss of $5,826 in the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash position was $144,076 at September 30, 2008 compared to $435,858 at December 31, 2007. The decrease in cash is attributable to cash proceeds from the exercise of stock options of $725,000, offset by repayments of officer's loans and cash utilized in operating activities.

         As of September 30, 2008, the Company had current assets of $144,443 and current liabilities of $959,935.

         Net cash used in operating activities amounted to $948,369 for the nine month period ended September 30, 2008, as compared to $16,554 of net cash provided by operations for the nine month period ended September 30, 2007. The primary reason for the higher utilization of cash in 2008 was to fund the new software development business of the Company. Net cash provided by financing activities amounted to a $725,000 and $500,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase in 2008 resulted from the exercise of stock options. The Company had net repayments of officers' loans of $155,245.

         The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long-term debt financing to attempt to overcome its working capital deficit. The Company will need between $150,000 to $200,000 annually to maintain its reporting obligations. If a financing option is available to the Company, it is expected that it would primarily be through a private placement of stock to prospective investors or future strategic partners. The Company will seek to raise sufficient capital to market
NetThruster.com and to sustain monthly operations. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer.

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Based upon his evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be included in the Company's periodic filings with the Securities and Exchange Commission are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Company's Chief Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


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

(b) The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed. None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2008      TREE TOP INDUSTRIES, INC.

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


By:  /s/ David Reichman                                 Dated: November 14, 2008
     --------------------------------------------
      David Reichman, Chief Executive Officer
      and Chairman (Principal Executive Officer)


By:  /s/ David Reichman                                 Dated: November 14, 2008
     --------------------------------------------
      David Reichman, Director, President
      and Chief Operating Officer


By:  /s/ David Reichman                                 Dated: November 14, 2008
     --------------------------------------------
      David Reichman, Chief Financial Officer,
      (Principal Financial/Accounting Officer)