Form 10KSB/A
period 2007-12-31
TREE TOP INDUSTRIES, INC.
filed 2008-12-03
CIK 356590

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                  For the fiscal year ended: December 31, 2007

            For the period from January 1, 2007 to December 31, 2007

                        COMMISSION FILE NUMBER 000-10210

                            TREE TOP INDUSTRIES, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                        83-0250943
           ----------------------   ----------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)


   264 SOUTH LA CIENEGA BOULEVARD, SUITE 1010, BEVERLY HILLS, CALIFORNIA 90211
   ---------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 601-4595
                            -----------------------
               Registrant's telephone number, including area code

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

                                TABLE OF CONTENTS

                                                                          PAGE

PART II.....................................................................1

   ITEM 7.        FINANCIAL STATEMENTS OF TREE TOP INDUSTRIES, INC..........1

   ITEM 8A(T).    CONTROLS AND PROCEDURES..................................17


SIGNATURES.................................................................20

                                     PART II


ITEM 7. FINANCIAL STATEMENTS OF TREE TOP INDUSTRIES, INC.



                            TREE TOP INDUSTRIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS


                                                                           PAGE
                                                                           ----

     Report of Independent Registered Public Accounting Firm                2

     Consolidated Balance Sheet as of December 31, 2007                     3

     Consolidated Statement of Operations from Inception on                 4
     August 1, 2007 through December 31, 2007

     Consolidated Statement of Stockholders' Equity (Deficit) from          5
     Inception on August 1, 2007 through December 31, 2007

     Consolidated Statements of Cash Flows from Inception on                6
     August 1, 2007 through December 31, 2007

     Notes to Consolidated Financial Statements                             8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tree Top Industries, Inc.

     We have audited the accompanying consolidated balance sheet of Tree Top Industries, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from inception on August 1, 2007 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tree Top Industries, Inc. at December 31, 2007 , and the results of its consolidated operations and cash flows for the period from inception on August 1, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that Tree Top Industries, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Tree Top Industries, Inc. has suffered recurring losses from operations and is dependent of financing to continue operations. These issues raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/CHISHOLM, BIERWOLF & NILSON
--------------------------------
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
April 11, 2008


                                                  TREE TOP INDUSTRIES, INC.
                                                (A Development Stage Company)
                                                 Consolidated Balance Sheet

                                                           ASSETS
                                                           ------
                                                                                                     December 31,
                                                                                                         2007
                                                                                                 --------------------
CURRENT ASSETS
     Cash                                                                                        $         435,858

     Employee advances                                                                                       6,400
                                                                                                 --------------------

                            Total Current Assets                                                           442,258
                                                                                                 --------------------

PROPERTY AND EQUIPMENT, NET                                                                                 71,973
                                                                                                 --------------------

OTHER ASSETS

     Security deposit                                                                                       12,424
                                                                                                 --------------------

                            Total Other Assets                                                              12,424
                                                                                                 --------------------

                            TOTAL ASSETS                                                         $         526,655
                                                                                                 ====================


                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                       ----------------------------------------------

CURRENT LIABILITIES

     Accounts payable                                                                            $         363,451
     Accrued expenses                                                                                      344,591
     Accrued interest payable                                                                               45,560
     Due to related party                                                                                        -
     Due to officers and directors                                                                         170,367
     Notes payable                                                                                         113,000
                                                                                                 --------------------

                            Total Current Liabilities                                                    1,036,969
                                                                                                 --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, $0.001 par value, 50,000 shares authorized,
       -0- shares issued and outstanding                                                                         -
     Common stock, $0.001 par value, 350,000,000 shares authorized,
       72,327,791 shares issued and outstanding                                                              7,233
     Additional paid-in capital                                                                          5,139,775
     Deficit accumulated during the development stage                                                   (5,657,322)
                                                                                                 --------------------

                            Total Stockholders' Equity (Deficit)                                          (510,314)
                                                                                                 --------------------

                            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                            (DEFICIT)                                                            $          526,655
                                                                                                 ====================

                The accompanying notes are an integral part of these consolidated financial statements.

                            TREE TOP INDUSTRIES, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations


                                                                From Inception
                                                                 on August 1,
                                                                 2007 through
                                                                 December 31,
                                                                     2007
                                                            --------------------



REVENUES, net                                               $              -


COST OF SALES, net                                                         -
                                                            --------------------


        GROSS PROFIT                                                       -
                                                            --------------------

OPERATING EXPENSES

     General and administrative                                    2,621,096
     Officer compensation                                          2,527,710
     Professional fees                                               506,138
     Depreciation                                                      1,609
                                                            --------------------

        Total Operating Expenses                                   5,656,553
                                                            --------------------

        OPERATING LOSS                                            (5,656,553)
                                                            --------------------

OTHER INCOME (EXPENSES)


     Interest expense                                                   (769)
                                                            --------------------

        Total Other Income (Expenses)                                   (769)
                                                            --------------------

LOSS BEFORE INCOME TAXES                                          (5,657,322)

INCOME TAX EXPENSE                                                         -
                                                            --------------------

        NET LOSS                                            $     (5,657,322)
                                                            ====================

        BASIC LOSS PER SHARE                                $          (0.08)
                                                            ====================

        WEIGHTED AVERAGE NUMBER
          OF SHARES OUTSTANDING                                   68,699,446
                                                            ====================


                                                      TREE TOP INDUSTRIES, INC.
                                                    (A Development Stage Company)
                                      Consolidated Statement of Stockholders' Equity (Deficit)


                                       Preferred Stock          Common Stock            Additional
                                     --------------------  -------------------------      Paid-In         Accumulated
                                     Shares      Amount      Shares        Amount         Capital          Deficit         Total
                                     -------    ---------  -------------  ----------    -------------    ------------    -----------
Balance, August 1, 2007
(inception)                            -            -                 -   $        -    $         -      $         -     $        -

Issuance of founder shares
  at inception at $0.007 per share     -            -        68,000,000       68,000        432,000                -        500,000


Shares issued in recapitalization      -            -           987,791          988           (988)               -              -

Stock options issued for services
  at $0.74 per share                   -            -                 -            -      1,494,298                -      1,494,298

Stock options issued for cash
  at $0.10 per share                   -            -                 -            -        200,000                -        200,000

Stock options issued for services
  at $0.85 per share                   -            -                 -            -        126,210                -        126,210

Exercise of stock options
  at $0.25 per share                   -            -           500,000          500        124,500                -        125,000

Shares issued for services
  at $0.85 per share                   -            -         2,590,000        2,590      2,198,910                -      2,201,500

Shares issued for services
  at $2.00 per share                   -            -           250,000          250        499,750                -        500,000


Change in par value to $0.001          -            -                 -      (65,095         65,095                -              -

Net loss for the year ended
  December 31, 2007                    -            -                 -            -              -       (5,657,322)    (5,657,322)
                                       -------  --------    ------------   ---------    ------------     ------------    -----------


Balance, December 31, 2007             -        $   -        72,327,791    $   7,233    $ 5,139,775      $(5,657,322)    $ (510,314)
                                       =======  ========    ============   =========    ============     ============    ===========














   The accompanying notes are an integral part of these financial statements.


                                            TREE TOP INDUSTRIES, INC.
                                          (A Development Stage Company)
                                      Consolidated Statements of Cash Flows

                                                                                              From Inception
                                                                                               on August 1,
                                                                                               2007 through
                                                                                               December 31,
                                                                                                   2007
                                                                                             ------------------

OPERATING ACTIVITIES

     Net loss                                                                                $     (5,657,322)
     Adjustments to reconcile net loss to net
        used by operating activities:
        Depreciation and amortization                                                                   1,609
        Stock options and warrants
          granted for services rendered                                                             1,620,508
        Common stock issued for services rendered                                                   2,701,500
     Changes in operating assets and liabilities net of acquisition
        (Increase) decrease in accounts receivable                                                          -
        (Increase) decrease in employee advances                                                       (6,400)
        (Increase) decrease in prepaid expenses                                                             -
        (Increase) decrease in security deposits                                                      (12,424)
        Increase (decrease) in accounts payable
          and accrued expenses                                                                        654,737
        Increase (decrease) in related party payable                                                  337,929
                                                                                             ------------------


                            Net Cash Used in Operating Activities                                    (358,863)
                                                                                             ------------------


INVESTING ACTIVITIES

        Cash paid for fixed assets                                                                    (73,582)
                                                                                             ------------------

                            Net Cash Used in Investing Activities                                     (73,582)
                                                                                             ------------------


FINANCING ACTIVITIES

        Cash received from issuance of common stock                                                   825,000
        Cash received in acquisition                                                                   44,303
                                                                                             ------------------

                           Net Cash Provided by Financing Activities                                  968,303
                                                                                             ------------------

        NET DECREASE IN CASH                                                                          435,858


        CASH AT BEGINNING OF PERIOD                                                                         -
                                                                                             ------------------

        CASH AT END OF PERIOD                                                                $        435,858
                                                                                             ==================





   The accompanying notes are an integral part of these financial statements.

                            TREE TOP INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                           From Inception
                                                            on August 1,
                                                            2007 through
                                                            December 31,
                                                                2007
                                                         -------------------

SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

      CASH PAID FOR:


          Interest                                       $             -

          Income Taxes                                   $             -


NON-CASH TRANSACTIONS

      Common stock issued for services                   $     2,701,500





















   The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATIONS
-----------------------------

Ludicrous,  Inc.  (the  Company)  was  formed on August 1, 2007 to engage in the
installation  and  build-out  of  its  network  for   commercialization  of  its
proprietary technology for the telecommunications industry.

Tree Top Industries, Inc. (fka GoHealth.MD, Inc.) ("Tree Top"), was incorporated under the laws of the State of Delaware on February 23, 1999. On November 10, 1999, Nugget Holding Company, a Nevada Corporation formed on July 24, 1980, merged into Tree Top (fka GoHealth). As a result of this business combination, Tree Top (fka GoHealth) became a wholly-owned subsidiary of Nugget Exploration, Inc., but since its shareholders took control of Nugget Explorations, Inc., Tree Top was considered the accounting acquirer. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. and then subsequently to Tree Top Industries, Inc. Tree Top had been attempting to identify and negotiate with a business target for the merger of that entity with and into the Company.

Effective November 1, 2007, Tree Top closed its Agreement and Plan of Reorganization with the Company, pursuant to which Tree Top acquired all of the issued and outstanding shares of the Company. At closing, the stockholders of the Company received 68 million shares of Tree Top's common stock which represented 98.6% of the outstanding post-agreement common stock of the Company. Accordingly, the Company was considered the accounting acquirer and the business combination is accounted for as a reverse acquisition. All financial history prior to the reverse acquisition is that of the accounting acquirer Ludicrous, Inc.

GOING CONCERN
-------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses totaling $5,657,322, has a working capital deficit of $594,711 and is in default on several notes payable (see Note 6).

Since inception (August 1, 2007) through December 31, 2007, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. The Company has had no revenues requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

FIXED ASSETS
------------

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

REVENUE RECOGNITION
-------------------

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

EARNINGS (LOSS) PER SHARE
-------------------------

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive. For 2007, 2,975,000, common equivalent shares are excluded from the calculation as their effect are anti-dilutive.

                                                December 31, 2007
                                            -----------------------------

        Basic Earnings per share:
        Income (Loss) (numerator)                 $   (5,657,322)
        Shares (denominator)                          68,699,446
        Per Share Amount                          $        (0.09)


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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 110, SHARE-BASED PAYMENT ("SAB 110"). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the "simplified method" in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In December 2007, the FASB issued SFAS No. 141(revised) "Business Combinations" ("SFAS No. 141 (R)"). SFAS No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. SFAS No. 141(R) is effective for all transactions entered into, on or after January 1, 2009. The Company does not believe that the adoption of this standard on January 1, 2009, will have a material effect on its consolidated financial statements.

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

In June 2006, The FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." -FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The application of this standard did not have a material effect on the Company's results of operations or its financial condition.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted, would have a material affect on the accompanying financial statements.


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Due to officers and directors as of December 31, 2007 consists of net advances from David Reichman of $170,367. Mr. Reichman was also owed $192,140 from Ludicrous on the date of acquisition (November 1, 2007). The advances are due on demand and do not bear interest. During 2007, Mr. Reichman advanced funds of $441,666 and the Company repaid advances to him of $594,204.

Included in Accrued Expenses at December 31, 2007 is a $240,000 bonus accrual due to David Reichman.

NOTE 4 - FIXED ASSETS
---------------------

Fixed assets consist of the following December 31:

                                                      2007
                                                   ===========

Computer equipment                                 $   57,935
Office equipment                                        2,600
Telephone equipment                                    12,900
                                                   -----------
                                                       73,435
                                                       (1,462)
                                                   -----------
                                                   $   71,973
                                                   ===========

Depreciation expense was $1,462 in 2007 and none in 2006.

NOTE 5 - NOTES PAYABLE
----------------------

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At September 30, 2007, notes payable amounted to $113,000. The notes payable were assumed in the acquisition of Tree Top.

At December 31, 2007, accrued interest on the notes was $45,560. Interest expense on the notes amounted to $769 for the year ended December 31, 2007.


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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2007 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of $15,691,044 at December 31, 2007. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards and other deferred tax asset items, estimated based upon current tax rates at December 31, 2007 have been offset by valuation reserves in the same amount. The net operating losses originated in Tree Top, are subject to annual limitations due the change in control and begin to expire in 2019.

The deferred tax asset and the valuation account is as follows at December 31, 2007:

                                                         2007
                                                    ==============

Deferred tax  asset:
   Net operating losses                             $   5,334,955
   Stock based compensation                             1,469,483
   Accrued expenses                                       106,832
   Valuation allowance                                 (6,911,270)
                                                    --------------
     Total                                          $           -
                                                    ==============


                                                         2007
                                                    ==============
   Tax benefit at marginal rate                     $  20,851,773
   Stock issuances for service                                  -
   Goodwill impairment - nondeductible                (19,175,581)
   Nondeductible expenses                                  (2,088)
   Valuation allowance                                 (1,674,104)
                                                    --------------
   Net deferred tax asset                           $           -
                                                    ==============

NOTE 7 - STOCKHOLDERS' DEFICIT
------------------------------

NUMBER OF SHARES AUTHORIZED
---------------------------

Under the Company's charter, 75,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company's authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.001 and to authorize 50,000 shares of $0.001 par value "blank check" preferred stock. As of December 31, 2007, 72,327,791 shares of common stock are issued and outstanding. There are no shares of preferred stock issued and outstanding.

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

ISSUANCES OF COMMON STOCK
-------------------------

Effective November 1, 2007, the Company closed its Agreement and Plan of Reorganization with Ludicrous and the stockholders of Ludicrous received 68,000,000 shares of the Company's common stock. The disclosure of shares issued and outstanding for the Company has been restated to inception as though a forward stock split had occurred.

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

OTHER STOCK OPTIONS
-------------------

The stock options authorized by Tree Top prior to the acquisition by Ludicrous are accepted by the combined company and included in the following disclosure. On October 1, 2007, the Company issued three-year options to purchase a total of 2 million shares of its common stock at an exercise price of $.25 per share to two outside consultants. Each stock option was sold for a price of $.10 per option for a total of $200,000. The options expire on September 30, 2010. The term of the options is divided into two periods, the Primary Option Period which is from October 1, 2007 through September 30, 2008 and the Secondary Option Period which is from October 1, 2008 through September 30, 2010. The exercise of the options has been restricted during the Primary Option Period. The option holders can only exercise a maximum of 250,000 shares during any calendar quarter through September 30, 2008. Therefore, during the entire Primary Option Period, the option holders can each exercise a maximum of 1 million shares of common stock. There are no restrictions during the Secondary Option period. The fair value of the options as calculated under the Black-Scholes model totaled $1,694,298. For the year ended December 31, 2007, the Company recognized $1,494,298 of compensation expense related to these options.

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

STOCK BASED COMPENSATION
------------------------

Stock based compensation expense for 2007 was $4,322,008, of which $1,294,298 is included in General and Administrative Expense, $2,527,710 is included in Officer's Compensation, $500,000 is included in Professional Fees relating to directors fees and legal fees.

A summary of our stock option activity is as follows for the years ended December 31, 2007 and 2006 (including the options assumed in the transaction with Tree Top):

                                                                                        Weighted Average
                                                    Range of            Weighted            Remaining
                                                    Exercise             Average           Contractual
                                                     Prices             Exercise              Life
                                  Shares            Per Share             Price              (Years)
                              ---------------    ----------------    ----------------   ------------------
Options Outstanding at               535,000     $    0.50-$2.00     $          0.98                 4.96
December 31, 2005
Granted                                    -                   -                   -
Exercised                                  -                   -                   -
Expired                             (260,000)                  -                0.98
                              ---------------    ----------------    ----------------   ------------------
Options outstanding at               275,000     $   1.00- $2.00                1.00                 2.60
December 31, 2006

Granted                            3,200,000                         $          0.36
Exercised                           (500,000)                        $          0.25
Expired                                    -
                              ---------------    ----------------    ----------------   ------------------
Options outstanding at
December 31, 2007                  2,975,000     $   0.25- $2.00     $          0.47    $            3.45
                              ===============    ================    ================   ==================

Our information with respect to stock options outstanding at December 31, 2007 is as follows:

                                                    Weighted
                                                     Average            Weighted
                                                    Remaining            Average            Aggregate
Range of Exercise                 Number           Contractual          Exercise            Intrinsic
Prices                         Outstanding        Term (Years)            Price               Value
                              ---------------    ----------------    ----------------   ------------------
$0.25 - $0.55                        275,000                1.60     $          1.36              862,500

$1.00 - $2.00                      2,700,000                3.64     $          0.38           11,115,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (difference between our closing stock price as of December 31, 2007 and the exercise price multiplied by in-the-money options) that would have been received by the option holders had all option holders had exercised their options on December 31, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for 2007 was $1,650,000.

Options                        DATE OPTIONS         NUMBER OF           EXERCISE              DATE
outstanding                      GRANTED             OPTIONS              PRICE              EXPIRE
                              ---------------    ----------------    ----------------   ------------------
                                    08/31/99             175,000                1.00            7/31/2009
                                    01/24/00             100,000                2.00            8/17/2009
                                                 ----------------
OUTSTANDING AT                                           275,000
12/31/06
                                    10/01/07           2,000,000                0.25            9/30/2010
                                    11/01/07           1,200,000                0.55            10/1/2012
Exercised                           10/01/07            (500,000)               0.25
                                                 ----------------
OUTSTANDING AT 12/31/07                                2,975,000
                                                 ----------------

SUMMARY BY EXPIRATION      12/31/2007
DATE AT:

                                        REMAINING                 REMAINING     WEIGHTED    WEIGHTED
 NUMBER OF       EXERCISE      DATE     CONTRACTUAL              CONTRACTUAL    EXERCISE    INTRINSIC
  OPTIONS          PRICE      EXPIRE   LIFE IN DAYS   IN YEARS     WEIGHTED      PRICE        VALUE
------------    ----------   --------- ------------- --------   -------------- ----------- ------------

    175,000      $    1.00   7/31/2009           578     1.58        277,123     175,000      612,500
    100,000      $    2.00   8/17/2009           595     1.63        163,014     200,000      250,000
  1,500,000      $    0.25   9/30/2010         1,004     2.75      4,126,027     375,000    6,375,000
  1,200,000      $    0.55   10/1/2012         1,736     4.76      5,707,397     660,000    4,740,000
------------
  2,975,000
------------
                            12/31/2007 WT AVG                  WT AVG
                                       REMAINING               EXERCISE
                                       LIFE              3.45  PRICE          $     0.47
                                                      ========                ===========


NOTE 8 COMMITMENTS AND CONTINGENCIES
------------------------------------

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

All of these lawsuits were filed against the Company prior to May 2003, and prior to current management's ascension to their management positions with the Company.

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

NOTE 9 - OTHER MATTERS
----------------------

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

NOTE 10- SUBSEQUENT EVENTS
--------------------------

On December 26, 2007, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an at an exercise price of $4.50 per share, expiring in 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month.

NOTE 11 - ACQUISITION
---------------------

Effective November 1, 2007, Tree Top closed its Agreement and Plan of Reorganization with the Company, pursuant to which Tree Top acquired all of the issued and outstanding shares of the Company. At closing, the stockholders of the Company received 68 million shares of Tree Top's common stock which represented 98.6% of the outstanding post-agreement common stock of the Company. Accordingly, the Company was considered the accounting acquirer and the business combination is accounted for as a reverse acquisition. All financial history prior to the reverse acquisition is that of the accounting acquirer Ludicrous, Inc.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Cash                                                        $     44,303
Accounts payable and accrued expenses                            (98,865)
Amounts due from related party                                   167,562
 Note payable                                                   (113,000)
                                                             -------------
                                                             $         -
                                                             =============

The disclosure of shares issued and outstanding for the Company has been restated to inception as though a forward stock split had occurred.

ITEM 8A(T). CONTROLS AND PROCEDURES
-----------------------------------

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer has concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2007, due to certain material weaknesses in internal control over our financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management's assessment. We completed our assessment for the fiscal year ended December 31, 2007 and identified the following material weaknesses:

     o We have been deficient in our interpretation of generally accepted accounting principles ("GAAP") and in verifying our interpretations by conferring with additional qualified outside consultants, as well as our independent certified public accountants. In particular, we were deficit in our interpretation of the application of GAAP to our business combination with Ludicrous, Inc. (now NetThruster, Inc.), our wholly owned subsidiary, and the effect of our voting trust agreements on the manner in which we would report that business combination under GAAP.

Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALLER PUBLIC COMPANIES issued by ("COSO"). Accordingly, the Company has restated its financial statements for the fiscal year ending December 31, 2007, as contained in this Amended Annual Report, to reflect the transaction with Ludicrous, Inc. in accordance with SFAS 141.

We are in the process of implementing remediation efforts with respect to the material weaknesses which include:

     o We have established a system of external verification of our interpretations of GAAP with respect to all of our financial reporting obligations, by retaining and conferring with our private certified public accountant, who is now an outside consultant to the Company, in conjunction with ongoing consultation with our independent certified public accounting firm that performs the audit of our financial statements.

We believe the foregoing efforts will enable us to improve our internal control over financial reporting. Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal controls. The remediation efforts noted above will be subject to our internal control assessment, testing and evaluation process.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control -- Integrated Framework. Based on this evaluation, our Company's Chief Executive Officer and Principal Accounting Officer have concluded that our Company's disclosure controls and procedures were not effective as of December 31, 2007. for reasons described above under "Item 8A(T). Controls and Procedures - Evaluation of Disclosure and Procedures."

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

In connection with the filing of this second amended Annual Report on Form 10-KSB/A, we have modified our internal controls over financial reporting to establish a verification procedure, including conferring with qualified outside professional consultants, to verify our ongoing interpretation of GAAP to our financial reporting requirements.

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

 Dated: December 3, 2008            TREE TOP INDUSTRIES, INC.

                                    By:  \s\ David Reichman
                                    ---------------------------------------
                                    David Reichman, Chairman of the Board,
                                    Chief Executive Officer, President, and
                                    Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: \s\ David Reichman                               Dated: December 3, 2008
    ------------------
    David Reichman, Chairman of the Board,
    Chief Executive Officer, President
    Chief Financial Officer, and Secretary


By: \s\ Frank Benintendo                             Dated: December 3, 2008
    ---------------------
    Frank Benintendo, Director


By: \s\ Michael Valle                                Dated: December 3, 2008
    ------------------
    Michael Valle, Director


By: \s\ Don Gilbert                                  Dated: December 3, 2008
    ----------------
    Don Gilbert, Director