Form 10-Q/A
period 2008-03-31
TREE TOP INDUSTRIES, INC.
filed 2008-12-04
CIK 356590

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


                        Commission File Number: 000-10210


                            TREE TOP INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                      83-0250943
--------------------------------         --------------------------------------
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


                                           TABLE OF CONTENTS

                                                                                                  PAGES

 PART I.     FINANCIAL INFORMATION...................................................................1

          Item 1.  Financial Statements (Unaudited)..................................................1
                   Consolidated Balance Sheets at March 31, 2008 (Unaudited)
                   and December 31, 2007 (audited)...................................................1
                   Consolidated Statement of Operations for the Three Months
                   Ended March 31, 2008 and from Inception through March 31, 2008 (Unaudited)........2
                   Consolidated Statement of Stockholder's Equity from
                   inception through March 31, 2008 (Unaudited)......................................3
                   Consolidated Statement of Cash Flow for the Three Months
                   Ended March 31, 2008 and from Inception through March 31, 2008 (Unaudited)........5
                   Notes to Condensed Consolidated Financial Statements..............................7

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations........................................................10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................13

          Item 4T. Controls and Procedures..........................................................14

 PART II     OTHER INFORMATION......................................................................15

          Item 1.  Legal Proceedings................................................................15

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......................16

          Item 3.  Defaults Upon Senior Securities..................................................16

          Item 4.  Submission of  Matters to a Vote of Security Holders.............................16

          Item 5.  Other Information................................................................16

          Item 6.  Exhibits.........................................................................16

 SIGNATURES.........................................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                            TREE TOP INDUSTRIES, INC.
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets

                                                     ASSETS
                                                   -----------
                                                                                March 31,         December 31,
                                                                                  2008                2007
                                                                             ---------------     -------------
CURRENT ASSETS                                                                 (unaudited)

        Cash                                                                 $     727,201       $   435,858
        Work-in-process                                                             20,848                 -
        Employee advances                                                           13,800             6,400
                                                                             ---------------     -------------

                               Total Current Assets                                761,849           442,258
                                                                             ---------------     -------------

PROPERTY AND EQUIPMENT, NET                                                         85,765            71,973
                                                                             ---------------     -------------
OTHER ASSETS

        Security deposit                                                            12,424            12,424
                                                                             ---------------     -------------

                               Total Other Assets                                   12,424            12,424
                                                                             ---------------     -------------

                               TOTAL ASSETS                                  $     860,038       $   526,655
                                                                             ===============     =============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                            -----------------------------------------------------

CURRENT LIABILITIES


        Accounts payable                                                     $     382,509       $   363,451
        Accrued expenses                                                           395,252           344,591
        Accrued interest payable                                                    47,292            45,560
        Due to officers and directors                                               15,122           170,367
        Notes payable                                                              113,000           113,000
                                                                             ---------------     -------------

                               Total Current Liabilities                           953,175         1,036,969
                                                                             ---------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)

        Preferred stock, $0.001 par value, 50,000 shares authorized,
          -0- shares issued and outstanding                                              -                 -
        Common stock, $0.001 par value, 350,000,000 shares authorized,
          73,427,791 and 72,327,791 shares issued and outstanding                    7,343             7,233
        Additional paid-in capital                                               6,788,628         5,139,775
        Deficit accumulated during the development stage                        (6,889,108)       (5,657,322)
                                                                             ---------------     -------------

                               Total Stockholders' Equity (Deficit)                (93,137)         (510,314)
                                                                             ---------------     -------------
                               TOTAL LIABILITIES AND
                                 STOCKHOLDERS' EQUITY (DEFICIT)              $     860,038       $   526,655
                                                                             ===============     =============

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


                                             TREE TOP INDUSTRIES, INC.
                                           (A Development Stage Company)
                                       Consolidated Statements of Operations
                                                    (unaudited)

                                                                                                From Inception
                                                                             For the Three       on August 1,
                                                                              Months Ended       2007 through
                                                                               March 31,           March 31,
                                                                                 2008                2008
                                                                          ------------------   ------------------
REVENUES, net                                                             $             -      $             -

COST OF SALES, net                                                                      -                    -
                                                                          ------------------   ------------------

        GROSS PROFIT                                                                    -                    -
                                                                          ------------------   ------------------

OPERATING EXPENSES

     General and administrative                                                     224,629            2,845,725
     Officer compensation                                                           250,991            2,778,701
     Professional fees                                                              749,905            1,256,043
     Depreciation                                                                     4,185                5,794
                                                                          ------------------   ------------------

        Total Operating Expenses                                                  1,229,710            6,886,263
                                                                          ------------------   ------------------

        OPERATING LOSS                                                          (1,229,710)          (6,886,263)
                                                                          ------------------   ------------------

OTHER INCOME (EXPENSES)

     Interest expense                                                               (2,076)              (2,845)
                                                                          ------------------   ------------------

        Total Other Income (Expenses)                                               (2,076)              (2,845)
                                                                          ------------------   ------------------

LOSS BEFORE INCOME TAXES                                                        (1,231,786)          (6,889,108)
INCOME TAX EXPENSE                                                                       -                    -
                                                                          ------------------   ------------------

        NET LOSS                                                          $     (1,231,786)    $     (6,889,108)
                                                                          ==================   ==================

        BASIC LOSS PER SHARE                                              $          (0.02)
                                                                          ==================

        WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                           72,580,538
                                                                          ==================







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

                                                      TREE TOP INDUSTRIES, INC.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                             (unaudited)


                                        Preferred Stock            Common Stock           Additional
                                       ------------------    ------------------------      Paid-In       Accumulated
                                       Shares     Amount       Shares        Amount        Capital         Deficit           Total
                                       ------   ---------    ----------    ----------    ------------    -------------    ----------

Balance, August 1, 2007
(inception)                            -        $ -                   -    $        -    $          -    $          -     $       -

Issuance of founder shares
  at inception at $0.007 per share     -          -          68,000,000        68,000         432,000               -       500,000


Shares issued in recapitalization      -          -             987,791           988           (988)               -             -

Stock options issued for services
  at $0.74 per share                   -          -                   -             -      1,494,298                -     1,494,298

Stock options issued for cash
  at $0.10 per share                   -          -                   -             -        200,000                -       200,000

Stock options issued for services
  at $0.85 per share                   -          -                   -             -        126,210                -       126,210

Exercise of stock options
  at $0.25 per share                   -          -             500,000           500        124,500                -       125,000

Shares issued for services
  at $0.85 per share                   -          -           2,590,000         2,590      2,198,910                -     2,201,500

Shares issued for services
  at $2.00 per share                   -          -             250,000           250        499,750                -       500,000


Change in par value to $0.001          -          -                   -       (65,095)        65,095                -             -

Net loss for the year ended
  December 31, 2007                    -          -                   -             -              -       (5,657,322)   (5,657,322)
                                       ------    --------    ----------    ----------    ------------    -------------   -----------

                                                      TREE TOP INDUSTRIES, INC.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                             (unaudited)


                                        Preferred Stock            Common Stock           Additional
                                       ------------------    ------------------------      Paid-In       Accumulated
                                       Shares     Amount       Shares        Amount        Capital         Deficit           Total
                                       ------   ---------    ----------    ----------    ------------    -------------    ----------


Balance, December 31, 2007             -          -          72,327,791         7,233       5,139,775      (5,657,322)     (510,314)

Exercise of stock options
  at $0.25 per share                   -          -           1,100,000           110         724,890               -       725,000


Stock options issued for services      -          -                   -             -         923,963               -       923,963

Net loss for the three months
ended March 31, 2008                   -          -                   -             -               -      (1,231,786)   (1,231,786)
                                       ------    --------    ----------    ----------    ------------    -------------   -----------


Balance, March 31, 2008                -         $-          73,427,791    $    7,343    $  6,788,628    $ (6,889,108)   $  (93,137)
                                       ======    ========    ==========    ==========    ============    =============   ===========




























   The accompanying notes are an integral part of these financial statements.


                                   TREE TOP INDUSTRIES, INC.
                                 (A Development Stage Company)
                             Consolidated Statements of Cash Flows
                                          (unaudited)

                                                                                                 From Inception
                                                                               For the Three      on August 1,
                                                                               Months Ended       2007 through
                                                                                 March 31,          March 31,
                                                                                   2008               2008
                                                                            ----------------    -----------------

OPERATING ACTIVITIES
     Net loss                                                               $    (1,231,786)    $     (6,889,108)
     Adjustments to reconcile net loss to net
        used by operating activities:
        Depreciation and amortization                                                 4,185                5,794
        Stock options and warrants
          granted for services rendered                                             923,963            2,544,471
        Common stock issued for services rendered                                         -            2,701,500
     Changes in operating assets and liabilities
        (Increase) decrease in work-in-process                                      (20,848)             (20,848)
        (Increase) decrease in employee advances                                     (7,400)             (13,800)
        (Increase) decrease in security deposits                                          -              (12,424)
        Increase (decrease) in accounts payable
          and accrued expenses                                                       71,451              726,188
                                                                             ---------------     ----------------

                       Net Cash Used in Operating Activities                       (260,435)            (958,227)
                                                                             ---------------     ----------------

INVESTING ACTIVITIES

        Cash received in acquisition                                                      -               44,303
        Cash paid for fixed assets                                                  (17,977)             (91,559)
                                                                             ---------------     ----------------

                       Net Cash Used in Investing Activities                        (17,977)             (47,256)
                                                                             ---------------     ----------------

FINIANCING ACTIVITIES

        Repayment of related party loans                                           (193,365)            (253,120)
        Cash received from issuance of common stock                                 725,000            1,550,000
        Cash received from related party loans                                       38,120              435,804
                                                                             ---------------     ----------------

                       Net Cash Provided by Financing Activities                    569,755            1,732,684
                                                                             ---------------     ----------------

        NET DECREASE IN CASH                                                        291,343              727,201


        CASH AT BEGINNING OF PERIOD                                                 435,858                    -
                                                                             ---------------     ----------------

        CASH AT END OF PERIOD                                                 $     727,201      $       727,201
                                                                             ===============     ================

   The accompanying notes are an integral part of these financial statements.

                            TREE TOP INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (unaudited)

                                                                  From Inception
                                                For the Three       on August 1,
                                                Months Ended       2007 through
                                                  March 31,          March 31,
                                                    2008               2008
                                               --------------    ---------------

SUPPLEMENTAL DISCLOSURES OF
         CASH FLOW INFORMATION

         CASH PAID FOR:

                  Interest                     $       567       $        567
                  Income Taxes                 $         -       $          -


NON-CASH TRANSACTIONS

         Common stock issued for services      $         -       $  2,701,500




















   The accompanying notes are an integral part of these financial statements.

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM PRESENTATION

         The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and its cash flows for the three months ended March 31, 2008.

         The statements of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2007.

2. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses totaling $6,889,108, has a working capital deficit of $191,326 and is in default on several notes payable (see Note 5).

         Since inception (August 1, 2007) through March 31, 2008, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



                                                    Three Months Ended
                                                           2008
                                                    -----------------


Net income (loss)                                   $    (1,231,786)
                                                    =================

Weighted average shares outstanding - basic              72,580,538
                                                    =================

Net income (loss) - per share - basic               $         (0.02)
                                                    =================


Weighted average shares outstanding - basic              72,580,538
Dilutive options
                                                    -----------------

Weighted average shares outstanding - diluted            72,580,538
                                                    =================

Net income (loss) - per share - diluted             $         (0.02)
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

         At March 31, 2008, accrued interest on the notes was $ 47,292. Interest expense on the notes amounted to $1,733 for the three months ended March 31, 2008.


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

         During the three months ended March 31, 2008, 1,100,000 shares of the Company's common stock were issued in exchange for the exercise of stock options:

DATE              OPTIONS EXERCISED       PROCEEDS
----------------  -----------------       --------
January 16, 2008           250,000        $ 62,500

March 26, 2008             250,000          62,500

March 26, 2008             600,000         600,000
                  -----------------       --------

Total                    1,100,000        $725,000
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

         We had revenue in the first three months of 2008 of $0. The lack of revenue is due to the Company becoming a software development company for which no revenue has yet been generated.

         Our operating expenses were $1,229,710 in 2008, primarily due to stock based compensation expense to officers, directors and a shareholder aggregating $923,963, and the ramp up of the Company's software development business and associated general and administrative expenses. Our net loss was $1,231,786 in 2008.

CAPITAL RESOURCES

         The Company's cash position was $727,201 at March 31, 2008 compared to $435,858 at December 31, 2007. The increase in cash is attributable to cash proceeds from the exercise of stock options of $725,000, offset by repayments of officer's loans and cash utilized in operating activities.

         As of March 31, 2008, the Company had current assets of $761,849 and current liabilities of $953,175.

         Net cash used in operating activities amounted to $415,680 for the three month period ended March 31, 2008. The primary reason for the utilization of cash in 2008 was to fund the new software development business of the Company. Net cash provided by financing activities amounted to a $725,000 for the three months ended March 31, 2008. The increase in 2008 resulted from the exercise of stock options of $725,000. We had repayments of officers' loans of $155,245.

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

         Based upon his evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic filings with the Securities and Exchange Commission are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, due to certain weaknesses in the internal control over our financial reporting.

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

         At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management's assessment. We completed our assessment for the fiscal year ended December 31, 2007 and identified the following material weaknesses which continued to exist at the end of our first fiscal quarter ending on March 31, 2008:

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

         Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALLER PUBLIC COMPANIES issued by ("COSO"). Accordingly, the Company has restated its financial statements for the fiscal quarter ending March 31, 2008, as contained in this Amended Quarterly Report.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

         In connection with the filing of this second amended Quarterly Report on Form 10-Q/A, we have modified our internal controls over financial reporting to establish a verification procedure, including conferring with qualified outside professional consultants, to verify our ongoing interpretation of GAAP to our financial reporting requirements.

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

Dated: December 3, 2008          TREE TOP INDUSTRIES, INC.

                                 By:\s\ David Reichman
                                 -----------------------------------------------
                                 David Reichman, Chief Executive Officer
                                 and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ David Reichman                                 Dated: December 3, 2008
     ----------------------------------------------
      David Reichman, Chief Executive Officer
      and Chairman (Principal Executive Officer)


By:  /s/ David Reichman                                 Dated: December 3, 2008
     ----------------------------------------------
      David Reichman, Director, President
      and Chief Operating Officer


By:  /s/ David Reichman                                 Dated: December 3, 2008
     ----------------------------------------------
      David Reichman, Chief Financial Officer,
      (Principal Financial/Accounting Officer)