Form 10-Q/A
period 2008-06-30
TREE TOP INDUSTRIES, INC.
filed 2008-12-04
CIK 356590

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

                         Yes [__]                                      No [_X_]

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

                         Yes [__]                                      No [_X_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of June 30, 2008 the number of shares outstanding of the registrant's class of common stock was 47,328,400.



                                                      TABLE OF CONTENTS


                                                                                                                PAGES
 PART I.     FINANCIAL INFORMATION................................................................................1

          Item 1.  Financial Statements (Unaudited)...............................................................1
                   Consolidated Balance Sheet at June 30, 2008 (Unaudited) and December
                   31, 2007 (audited).............................................................................1
                   Consolidated Statement of Operation for the Three Months and Six
                   Months Ended June 30, 2008 and from Inception through June 30, 2008
                   (Unaudited)....................................................................................2
                   Consolidated Statement of Stockholder's Equity from inception through
                   June 30, 2008 (Unaudited)......................................................................3
                   Consolidated Statement of Cash Flow for the Six Months Ended June 30,
                   2008 and from Inception through June 30, 2008 (Unaudited)......................................5
                   Notes to Consolidated Financial Statements.....................................................7

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.........................................................................10

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................13

          Item 4T. Controls and Procedures.......................................................................14

 PART II     OTHER INFORMATION...................................................................................15

          Item 1.  Legal Proceedings.............................................................................15

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...................................16

          Item 3.  Defaults Upon Senior Securities...............................................................16

          Item 4.  Submission of  Matters to a Vote of Security Holders..........................................16

          Item 5.  Other Information.............................................................................16

          Item 6.  Exhibits......................................................................................16

 SIGNATURES......................................................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

                                             TREE TOP INDUSTRIES, INC.
                                           (A Development Stage Company)
                                            Consolidated Balance Sheets

                                                      ASSETS
                                                   -------------
                                                                                   June 30,         December 31,
                                                                                     2008               2007
                                                                              ----------------    ----------------
CURRENT ASSETS                                                                   (unaudited)

     Cash                                                                      $     314,330      $      435,858
     Work-in-process                                                                   6,260                   -
     Employee advances                                                                13,469               6,400
                                                                              ----------------    ----------------

                                Total Current Assets                                 334,059             442,258
                                                                              ----------------    ----------------


PROPERTY AND EQUIPMENT, NET                                                          131,466              71,973
                                                                              ----------------    ----------------

OTHER ASSETS

     Security deposit                                                                 12,424              12,424
                                                                              ----------------    ----------------

                                Total Other Assets                                    12,424              12,424
                                                                              ----------------    ----------------

                                TOTAL ASSETS                                  $      477,949      $      526,655
                                                                              ================    ================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                               ----------------------------------------------------

CURRENT LIABILITIES

     Accounts payable                                                         $      392,172      $      363,451
     Accrued expenses                                                                392,353             344,591
     Accrued interest payable                                                         47,292              45,560
     Due to officers and directors                                                    12,225             170,367
     Notes payable                                                                   113,000             113,000
                                                                              ----------------    ----------------

                                Total Current Liabilities                            957,042           1,036,969
                                                                              ----------------    ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock, $0.001 par value, 50,000 shares authorized,
       -0- shares issued and outstanding                                                   -                   -
     Common stock, $0.001 par value, 350,000,000 shares authorized,
       48,828,400 and 72,327,791 shares issued and outstanding                         4,883               7,233
     Additional paid-in capital                                                    6,791,088           5,139,775
     Deficit accumulated during the development stage                             (7,275,064)         (5,657,322)
                                                                              ----------------    ----------------

                                Total Stockholders' Equity (Deficit)                (479,093)           (510,314)
                                                                              ----------------    ----------------
                                TOTAL LIABILITIES AND
                                  STOCKHOLDERS' EQUITY (DEFICIT)              $      477,949      $      526,655
                                                                              ================    ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       -1-


                            TREE TOP INDUSTRIES, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                           From Inception
                                                       For the Three      For the Six       on August 1,
                                                        Months Ended      Months Ended      2007 through
                                                          June 30,          June 30,          June 30,
                                                            2008              2008              2008
                                                     ---------------    ---------------   ----------------

REVENUES, net                                        $            -     $            -    $            -


COST OF SALES, net                                                -                  -                 -
                                                     ---------------    ---------------   ----------------


        GROSS PROFIT                                              -                  -                 -
                                                     ---------------    ---------------   ----------------

OPERATING EXPENSES

     General and administrative                             273,925            498,554          3,119,650
     Officer compensation                                    62,500            313,491          2,841,201
     Professional fees                                       45,329            795,234          1,301,372
     Depreciation                                             4,053              8,238              9,847
                                                     ---------------    ---------------   ----------------

        Total Operating Expenses                            385,807          1,615,517          7,272,070
                                                     ---------------    ---------------   ----------------

        OPERATING LOSS                                     (385,807)        (1,615,517)        (7,272,070)
                                                     ---------------    ---------------   ----------------

OTHER INCOME (EXPENSES)


     Interest expense                                          (149)            (2,225)            (2,994)
                                                     ---------------    ---------------   ----------------

        Total Other Income (Expenses)                          (149)            (2,225)            (2,994)
                                                     ---------------    ---------------   ----------------

LOSS BEFORE INCOME TAXES                                   (385,956)        (1,617,742)        (7,275,064)

INCOME TAX EXPENSE                                                -                  -                  -
                                                     ---------------    ---------------   ----------------

        NET LOSS                                     $     (385,956)    $   (1,617,742)   $    (7,275,064)
                                                     ===============    ===============   ================

        BASIC LOSS PER SHARE                         $        (0.01)    $        (0.02)
                                                     ===============    ===============

        WEIGHTED AVERAGE NUMBER
          OF SHARES OUTSTANDING                          59,371,257         65,976,202
                                                     ===============    ===============








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



                                                      TREE TOP INDUSTRIES, INC.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                             (unaudited)


                                        Preferred Stock            Common Stock           Additional
                                       ------------------   --------------------------    Paid-In       Accumulated
                                       Shares     Amount       Shares        Amount        Capital         Deficit           Total
                                       ------   ---------   ------------  ------------  --------------  ---------------  ----------


Change in par value to $0.001          -          -                   -       (65,095)          65,095               -           -

Net loss for the year ended
  December 31, 2007                    -          -                   -             -                -      (5,657,322)  (5,657,322)
                                       ------    --------   ------------  ------------    ------------   --------------  -----------

Balance, December 31, 2007             -          -          72,327,791         7,233        5,139,775      (5,657,322)    (510,314)

Fractional shares                      -          -                 609             -                -               -            -

Exercise of stock options

  at $0.25 per share                   -          -           1,100,000           110          724,890               -      725,000


Common stock cancelled                 -          -         (24,600,000)       (2,460)           2,460               -            -


Stock options issued for services      -          -                   -             -          923,963               -      923,963

Net loss for the six months ended
  June 30, 2008                        -          -                   -             -                -      (1,617,742)  (1,617,742)
                                       ---------- --------   -----------  --------------    -----------  --------------  -----------


Balance, June 30, 2008                 -          -          48,828,400   $     4,883       $6,791,088   $  (7,275,064)  $ (479,093)
                                       ========== ========   ===========  ==============    ===========  ==============  ===========













   The accompanying notes are an integral part of these financial statements.
                                      -4-


                                                TREE TOP INDUSTRIES, INC.
                                              (A Development Stage Company)
                                          Consolidated Statements of Cash Flows
                                                       (unaudited)

                                                                                                     From Inception
                                                                                  For the Six         on August 1,
                                                                                 Months Ended         2007 through
                                                                                   June 30,             June 30,
                                                                                     2008                 2008
                                                                                 -------------      ----------------

OPERATING ACTIVITIES

     Net loss                                                                    $   (1,617,742)    $   (7,275,064)
     Adjustments to reconcile net loss to net
        used by operating activities:
          Depreciation and amortization                                                   8,238              9,847
          Stock options and warrants
            granted for services rendered                                               923,963          2,544,471
          Common stock issued for services rendered                                           -          2,701,500
     Changes in operating assets and liabilities

          (Increase) decrease in work-in-process                                         (6,260)            (6,260)
          (Increase) decrease in employee advances                                       (7,069)           (13,469)
          (Increase) decrease in security deposits                                            -            (12,424)
          Increase (decrease) in accounts payable
            and accrued expenses                                                         75,318            730,055

                                                                                  --------------    ----------------

                             Net Cash Used in Operating Activities                     (623,552)        (1,321,344)
                                                                                  --------------    ----------------

INVESTING ACTIVITIES

          Cash received in acquisition                                                        -             44,303
          Cash paid for fixed assets                                                    (67,731)          (141,313)
                                                                                  --------------    ----------------

                             Net Cash Used in Investing Activities                      (67,731)           (97,010)
                                                                                  --------------    ----------------

FINIANCING ACTIVITIES
          Repayment of related party loans                                             (193,365)          (253,120)
          Cash received from issuance of common stock                                   725,000          1,550,000

          Cash received from related party loans                                         38,120            435,804
                                                                                  --------------    ----------------

                             Net Cash Provided by
                               Financing Activities                                     569,755          1,732,684
                                                                                  --------------    ----------------

          NET DECREASE IN CASH                                                         (121,528)           314,330


          CASH AT BEGINNING OF PERIOD                                                   435,858                  -
                                                                                  --------------    ----------------

          CASH AT END OF PERIOD                                                   $     314,330     $      314,330
                                                                                  ==============    ================

   The accompanying notes are an integral part of these financial statements.

                            TREE TOP INDUSTRIES, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (unaudited)

                                                                 From Inception
                                                 For the Three    on August 1,
                                                 Months Ended     2007 through
                                                   June 30,         June 30,
                                                     2008             2008
                                                -------------    --------------

SUPPLEMENTAL DISCLOSURES OF
         CASH FLOW INFORMATION

         CASH PAID FOR:

                  Interest                      $       567      $        567
                  Income Taxes                  $         -      $          -


NON-CASH TRANSACTIONS

         Common stock issued for services       $         -      $  2,701,500























   The accompanying notes are an integral part of these financial statements.

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM PRESENTATION

         The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, its results of operations for the three months and six months ended June 30, 2008 and its cash flows for the six months ended June 30, 2008.

         The statements of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results for the full year.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2007.

2. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses totaling $7,275,064, has a working capital deficit of $622,983 and is in default on several notes payable (see Note 5).

         Since inception (August 1, 2007) through June 30, 2008, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

                                                    Three Months Ended  Six Months Ended
                                                                  June 30,
                                                          2008                2008
                                                    -----------------   -----------------
Net income (loss)                                   $      (385,956)    $    (1,617,742)
                                                    =================   =================

Weighted average shares outstanding - basic              59,371,257          65,976,202
                                                    =================   =================

Net income (loss) - per share - basic               $         (0.02)    $         (0.02)
                                                    =================   =================


Weighted average shares outstanding - basic
Dilutive options                                                  0                   0
                                                    -----------------   -----------------

Weighted average shares outstanding - diluted            59,371,257          65,976,202
                                                    =================   =================

Net income (loss) - per share - diluted             $         (0.02)    $         (0.02)
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

         At June 30, 2008, accrued interest on the notes was $47,292. Interest expense on the notes amounted to $2,225 for the six months ended June 30, 2008.


6. RELATED PARTY TRANSACTIONS

         Due to officers and directors consists of advances primarily from David Reichman, CEO, President and Chairman of the Company. The advances are due on demand and do not bear interest. During the six months Mr. Reichman advanced the Company $38,120 and was repaid $193,365, resulting in a balance owing to him of $12,225 at June 30, 2008.

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

RESULTS OF OPERATIONS  FOR THE SIX MONTHS ENDED  JUNE 30, 2008

         We had revenue in the first six months of 2008 of $ 0. The lack of revenue is due the Company becoming a software development company for which no revenue has yet been generated.

         Our operating expenses were $1,615,517 in 2008, primarily due to stock based compensation expense to officers, directors and a shareholder aggregating $923,963, and the ramp up of the Company's software development business and associated general and administrative expenses. Our net loss was $1,617,742 in the first six months of 2008.

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

         Net cash used in operating activities amounted to $778,797 for the six month period ended June 30, 2008. The primary reason for the utilization of cash in 2008 was to fund the new software development business of the Company. Net cash provided by financing activities amounted to a $725,000 for the six months ended June 30, 2008. The increase in 2008 resulted from the exercise of stock options. The Company had repayments of officers' loans of $155,245.

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

         The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

         At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management's assessment. We completed our assessment for the fiscal year ended December 31, 2007 and identified the following material weaknesses which continued to exist at the end of our second fiscal quarter ending June 30, 2008:

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

         Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALLER PUBLIC COMPANIES issued by ("COSO"). Accordingly, the Company has restated its financial statements for the fiscal quarter ending June 30, 2008, as contained in this Amended Quarterly Report.

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

Dated: December 3, 2008              TREE TOP INDUSTRIES, INC.

                                     By:  \s\ David Reichman
                                     ------------------------------------------
                                     David Reichman, Chief Executive Officer
                                     and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ David Reichman                               Dated: December 3, 2008
     --------------------------------------------
      David Reichman, Chief Executive Officer
      and Chairman (Principal Executive Officer)


By:  /s/ David Reichman                               Dated: December 3, 2008
     --------------------------------------------
      David Reichman, Director, President
      and Chief Operating Officer


By:  /s/ David Reichman                               Dated: December 3, 2008
     --------------------------------------------
      David Reichman, Chief Financial Officer,
      (Principal Financial/Accounting Officer)