Form 10-Q/A
period 2008-09-30
TREE TOP INDUSTRIES, INC.
filed 2008-12-04
CIK 356590

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


                                                     TABLE OF CONTENTS

                                                                                                                PAGES

  PART I.        FINANCIAL INFORMATION.............................................................................1

           Item 1.      Financial Statements (Unaudited)...........................................................1

                        Consolidated Balance Sheet at September 30, 2008 (Unaudited) and
                        December 31, 2007 (Audited)................................................................2

                        Consolidated  Statement  of  Operations  for  the Three Months Ended
                        September 30, 2008,  the Nine Months Ended September 30, 2008, and from
                        Inception,  August 1, 2007, through September 30, 2008
                        (Unaudited)................................................................................3

                        Consolidated Statement of Stockholders' Equity (Deficit) from
                        Inception Through September 30, 2008 (Unaudited)...........................................4

                        Consolidated Statement of Cash Flows for the Nine Months Ended
                        September 30, 2008 and from Inception, August 1, 2007, Through
                        September 30, 2008 (Unaudited).............................................................5

                        Notes to Consolidated Financial Statements.................................................7

           Item 2.      Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.....................................................................10

           Item 3.      Quantitative and Qualitative Disclosures About Market Risk................................13

           Item 4T.     Controls and Procedures...................................................................14

  PART II        OTHER INFORMATION................................................................................15

           Item 1.      Legal Proceedings.........................................................................15

           Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds...............................16

           Item 3.      Defaults Upon Senior Securities...........................................................16

           Item 4.      Submission of  Matters to a Vote of Security Holders......................................16

           Item 5.      Other Information.........................................................................16

           Item 6.      Exhibits..................................................................................16

  SIGNATURES......................................................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                               TREE TOP INDUSTRIES, INC.
                                             (A Development Stage Company)
                                              Consolidated Balance Sheets


                                                        ASSETS
                                                     ------------
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
                                                                          ====================   ====================


                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                  -------------------------------------------------

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

                                                      TREE TOP INDUSTRIES, INC.
                                                    (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                             (unaudited)

                                        Preferred Stock            Common Stock           Additional
                                       ------------------    ------------------------      Paid-In       Accumulated
                                       Shares     Amount       Shares        Amount        Capital         Deficit           Total
                                       ------   ---------    ----------    ----------    ------------    -------------    ----------

Balance, August 1, 2007
(inception)                            -        $ -                   -    $        -    $          -    $          -     $       -

Issuance of founder shares
  at inception at $0.007 per share     -          -          68,000,000        68,000         432,000               -       500,000


Shares issued in recapitalization      -          -             987,791           988           (988)               -             -

Stock options issued for services
  at $0.74 per share                   -          -                   -             -      1,494,298                -     1,494,298

Stock options issued for cash
  at $0.10 per share                   -          -                   -             -        200,000                -       200,000

Stock options issued for services
  at $0.85 per share                   -          -                   -             -        126,210                -       126,210

Exercise of stock options
  at $0.25 per share                   -          -             500,000           500        124,500                -       125,000

Shares issued for services
  at $0.85 per share                   -          -           2,590,000         2,590      2,198,910                -     2,201,500

Shares issued for services
  at $2.00 per share                   -          -             250,000           250        499,750                -       500,000


Change in par value to $0.001          -          -                   -       (65,095)          65,095               -           -

Net loss for the year ended
  December 31, 2007                    -          -                   -             -                -      (5,657,322)  (5,657,322)
                                       ------    --------   ------------  ------------    ------------   --------------  -----------

Balance, December 31, 2007             -          -          72,327,791         7,233        5,139,775      (5,657,322)    (510,314)

Fractional shares                      -          -                 609             -                -               -            -

Exercise of stock options

  at $0.25 per share                   -          -           1,100,000           110          724,890               -      725,000


Common stock cancelled                 -          -         (24,600,000)       (2,460)           2,460               -            -


Stock options issued for services      -          -                   -             -        1,173,088               -    1,173,088

Net loss for the nine months ended
  September 30, 2008                   -          -                   -             -                -      (2,062,614)  (2,062,614)
                                       ---------- --------   -----------  --------------    -----------  --------------  -----------


Balance, September 30, 2008            -          -          48,828,400   $     4,883       $7,040,213   $  (7,719,936)  $ (674,840)
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

                                                  TREE TOP INDUSTRIES, INC.
                                                (A Development Stage Company)
                                            Consolidated Statements of Cash Flows
                                                        (unaudited)

                                                                                       From Inception      From Inception
                                                                    For the Nine        on August 1,        on August 1,
                                                                    Months Ended        2007 through        2007 through
                                                                   September 30,       September 30,       September 30,
                                                                         2008                2007                2008
                                                                  -----------------   -----------------   -----------------

OPERATING ACTIVITIES
      Net loss                                                    $     (2,062,614)   $         (5,826)   $     (7,719,936)
      Adjustments to reconcile net loss to net
         used by operating activities:
             Depreciation and amortization                                  12,158                   -              13,767
             Stock options and warrants
               granted for services rendered                             1,173,088                   -           2,793,596
             Common stock issued for services rendered                           -                   -           2,701,500
      Changes in operating assets and liabilities
             (Increase) decrease in employee advances                        6,033                   -                (367)
             (Increase) decrease in security deposits                            -             (12,424)            (12,424)
             Increase (decrease) in accounts payable
               and accrued expenses                                         78,211                   -             732,948
                                                                  -----------------   -----------------   -----------------

                   Net Cash Used in Operating Activities                  (793,124)            (18,250)         (1,490,916)
                                                                  -----------------   -----------------   -----------------


INVESTING ACTIVITIES
             Cash received in acquisition                                        -                   -              44,303
             Cash paid for property and equipment                          (68,413)             (6,036)           (141,995)
                                                                  -----------------   -----------------   -----------------

                   Net Cash Used in Investing Activities                   (68,413)             (6,036)            (97,692)
                                                                  -----------------   -----------------   -----------------


FINIANCING ACTIVITIES
             Repayment of related party loans                             (193,365)                  -            (253,120)
             Cash received from issuance of common stock                   725,000             500,000           1,550,000
             Cash received from related party loans                         38,120                   -             435,804
                                                                  -----------------   -----------------   -----------------

                   Net Cash Provided by
                     Financing Activities                                  569,755             500,000           1,732,684
                                                                  -----------------   -----------------   -----------------


             NET DECREASE IN CASH                                         (291,782)            475,714             144,076

             CASH AT BEGINNING OF PERIOD                                   435,858                   -                   -
                                                                  -----------------   -----------------   -----------------

             CASH AT END OF PERIOD                                $        144,076    $        475,714    $        144,076
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

         Since inception (August 1, 2007) through September 30, 2008, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

                            TREE TOP INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                                          September 30,
                                                      2008            2007
                                                 -------------   --------------


Net income (loss)                                $(2,062,614)    $      (5,826)
                                                 =============   ==============

Weighted average shares outstanding - basic       56,600,297        68,000,000
                                                 =============   ==============

Net income (loss) - per share - basic            $     (0.04)    $       (0.00)
                                                 =============   ==============


Weighted average shares outstanding - basic
Dilutive options                                           0                 0
                                                 -------------   --------------

Weighted average shares outstanding - diluted     56,600,297        68,000,000
                                                 =============   ==============

Net income (loss) - per share - diluted          $     (0.04)    $       (0.00)
                                                 =============   ==============

5. NOTES PAYABLE

         Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At September 30, 2008, notes payable amounted to $113,000. The notes payable were assumed in the acquisition of Tree Top.

         At September 30, 2008, accrued interest on the notes was $48,158. Interest expense on the notes amounted to $3,941 for the nine months ended September 30, 2008.


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

         During the nine months ended September 30, 2008, 1,100,000 shares of the Company's common stock were issued in exchange for the exercise of stock options:

DATE                  OPTIONS EXERCISED          PROCEEDS
----------------      -----------------          --------
January 16, 2008             250,000             $ 62,500

March 26, 2008               250,000               62,500

March 26, 2008               600,000              600,000
                      -----------------          --------

Total                      1,100,000             $725,000
                      ==================         ========

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO FROM INCEPTION THROUHG SEPTEMBER 30, 2007

         We had revenue in the first nine months of 2008 of $2,967 compared to $0 in 2007. The increase in revenue is due to the Company becoming a software development company for which no revenue has yet been generated.

         Our operating expenses increased from $5,826 in 2007 to $2,061,640 in the same period of 2008, primarily due to an increase in stock based compensation expense to officers, directors and a shareholder aggregating
$1,173,088 in 2008, and the ramp up of the Company's software development business and associated general and administrative expenses. Our net loss was $2,062,614 in the first nine months of 2008 compared to net loss of $5,826 in the same period of 2007.

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

         Net cash used in operating activities amounted to $948,369 for the nine month period ended September 30, 2008, as compared to $16,554 of net cash provided by operations from inception through September 30, 2007. The primary reason for the higher utilization of cash in 2008 was to fund the new software development business of the Company. Net cash provided by financing activities amounted to a $725,000 and $500,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase in 2008 resulted from the exercise of stock options. The Company had net repayments of officers' loans of $155,245.

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

         At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management's assessment. We completed our assessment for the fiscal year ended December 31, 2007 and identified the following material weaknesses which continued to exist at the end of our third fiscal quarter ending September 30, 2008:

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

         Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on INTERNAL CONTROL OVER FINANCIAL REPORTING - GUIDANCE FOR SMALLER PUBLIC COMPANIES issued by ("COSO"). Accordingly, the Company has restated its financial statements for the fiscal quarter ending September 30, 2008, as contained in this Amended Quarterly Report.

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

         In connection with the filing of this first amended Quarterly Report on Form 10-Q/A, we have modified our internal controls over financial reporting to establish a verification procedure, including conferring with qualified outside professional consultants, to verify our ongoing interpretation of GAAP to our financial reporting requirements.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting, except for the changes that have occurred in the interpretation of GAAP and the verification of management's interpretations as described above under "Item 4T. Controls and Procedures - Internal Control over Financial Reporting."


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

         We did not timely file with the SEC our Form 10-KSB for the fiscal year ended December 31, 2007. Although the filing of this Amended Quarterly Report on From 10-Q/A will bring us current in our filings with the SEC, because our Form 10-KSB was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of the delayed filing of our Form 10-KSB, we are ineligible to use a "short form" registration statement on Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.

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

         Report on Form 8-K, dated November 20, 2008, filed with the Securities and Exchange Commission relating to the restatement of the Company's financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 3, 2008            TREE TOP INDUSTRIES, INC.

                                   By:  \s\ David Reichman
                                   --------------------------------------------
                                    David Reichman, Chief Executive Officer
                                    and Chairman (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ David Reichman                                 Dated: December 3, 2008
     ------------------------------------------------
      David Reichman, Chief Executive Officer
      and Chairman (Principal Executive Officer)


By:  /s/ David Reichman                                 Dated: December 3, 2008
     ------------------------------------------------
      David Reichman, Director, President
      and Chief Operating Officer


By:  /s/ David Reichman                                 Dated: December 3, 2008
     ------------------------------------------------
      David Reichman, Chief Financial Officer,
      (Principal Financial/Accounting Officer)