Form 10KSB/A
TREE TOP INDUSTRIES, INC.
filed 2009-02-27
CIK 356590

FORM 10-KSB/A2
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

511 Sixth Avenue, Suite 800, New York, New York 10011
(Address of principal executive offices) (Zip Code)

(775) 261-3728
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

PART I

ITEM 1.                      BUSINESS

General

At the suggestion of the staff of the Securities and Exchange Commission (“SEC”), and after review with both our SEC auditors and legal counsel, it was agreed that we should treat the previously reported acquisition of Ludicrous, Inc. as a reverse merger.

Tree Top Industries, Inc. (“TTI”) is a Nevada corporation that owns 100% of the issued and outstanding stock of Ludicrous, Inc., a Nevada corporation (“Ludicrous”, and together with TTI, “we”).  TTI was previously known as GoHealth.MD, Inc., a web based resource provider of certain alternative health care oriented professionals. On or about January 2002, GoHealth.MD, Inc. ceased these operations. TTI continued to exist as a shell company.  Ludicrous was formed on August 1, 2007 to engage in the installation and build-out of its network for commercialization of its proprietary technology for the telecommunications industry. The initial principals of Ludicrous spent a combined eleven years developing and designing the technology prior to Ludicrous being incorporated.

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

Net Thruster Technology

Purpose

Ludicrous has designed NetThruster.com® as a content delivery network for distribution of video, music, games and downloads through the Internet. NetThruster’s advanced content delivery network can furnish media companies with high-performance, cost-effective delivery of high bandwidth media and software via the Internet.  NetThruster has developed a scalable system for distributed high-bandwidth media delivery to large audiences.  Management believes that the delivery solutions are uniquely tailored to the specific needs of those doing distributed on-demand and live delivery of video, music, games and downloads.

Built from day one as a media delivery platform, NetThruster will distribute massive amounts of numerous forms of digital video, including live streaming user-generated content proliferating on popular video sharing sites to virtually any Internet-connected device with a screen.  NetThruster content delivery will provide HTTP/Web distribution of all digital media formats. Digital media files such as video, music, graphics, and software are delivered with full fidelity (no packet loss) from NetThruster's content delivery location at One Wilshire in Los Angeles, California, directly to the end user's IP-connected computer or device.

NetThruster Streaming Media offers on-demand and/or live streaming to customers worldwide for all major formats including Windows Media, Flash Video, QuickTime, Real and MP3 audio.  Eager audiences embracing the “digital lifestyle” are requesting greater and greater volumes of content every day.  To meet the high expectations of these enthusiastic users, NetThruster content delivery enables content providers to make their entire asset libraries available for 24x7 global distribution to broadband and mobile audiences.  This frees content providers to focus on giving their audiences what they want, without concern for their delivery infrastructure.

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

The types of data content vary from one client to another. For most clients, a content delivery network maintains a pre-existing file or set of files that is transmitted upon demand to the end-user. The NetThruster system can maintain this information in several different formats so that a wide variety of reception devices can be supported, including not only individual computers but also hand-held equipment such as Personal Data Assistants or even cellular telephones. Live video transmission is a feature that NetThruster also handles as part of its capabilities.

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

Since it is likely that multiple clients are simultaneously requesting the same information such as streaming video or audio, the NetThruster system will recognize such a situation and respond by optimizing internal server performance to cover these requests with a minimum of actual server accesses. And just as NetThruster continuously monitors it own internal performance, it is also looking at which of the fiber optic providers is currently providing the least utilized service. As transmission loads change, content traffic is dynamically routed over a path that gives a high level of reliability and is also the fastest currently available path for the given level of reliability. Since the fiber optic providers may charge different rates based upon criteria not under control of Ludicrous, the NetThruster system allows for internal programming to use less expensive services if this feature is desired by a future customer. In other words, the final price paid by that customer may enter into system routing performance considerations.

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

We expect to derive income primarily from the sale of services to potential customers executing contracts with anticipated terms of one year or longer, which we refer to as recurring revenue contracts or long-term contracts. These contracts are generally expected to commit that customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We intend to enter into customer contracts that have minimum usage commitments that are based on longer periods. We believe that having a consistent and predictable base level of income is important to our financial success. Accordingly, to be successful, we must maintain our base of recurring revenue contracts and build on that base by adding new customers, and increasing the number of services, features and functionalities for our future customers. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.  In order to establish relationships with new customers, we may from time to time enter into month to month service agreements with them that do not include minimum monthly usage commitments.

History

Effective October 19, 2007, TTI entered into an Agreement and Plan of Reorganization with all of the stockholders of Ludicrous (the “Agreement”), pursuant to which TTI agreed to acquire all of the issued and outstanding common stock of Ludicrous from the stockholders of Ludicrous in consideration for the issuance of a total of 68,000,000 newly issued shares of TTI’s common stock, allocated among the stockholders of Ludicrous on a pro rata basis in accordance with their relative ownership of Ludicrous.  Accordingly, after the closing of the stock exchange on November 1, 2007 as contemplated by the Agreement, Ludicrous became a wholly owned subsidiary of TTI, and the prior shareholders of Ludicrous became the majority shareholders of TTI.  In the Agreement, the stockholders of Ludicrous agreed to confer upon a designee of TTI voting power over their shares of TTI’s common stock acquired by them for a period equal to the lesser of (i) two years or (ii) the sale of the common stock by the stockholder in accordance with Rule 144 of the Securities Act of 1933.  However, the shares of the two (2) largest stockholders, James Black, and The Davis Family, who hold an aggregate of over 80% of the issued and outstanding shares of common stock, were each required to execute a two (2) year Lock-up Agreement. The business combination between TTI and Ludicrous closed on November 1, 2007, and David Reichman, the Chief Executive Officer of TTI, was designated by TTI to be the voting trustee for 68,000,000 outstanding shares of TTI currently owned by the prior stockholders of Ludicrous.

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

The New Requirements for Delivering Rich Media Content

We believe the unique characteristics of rich media content delivery and the rapid growth of rich media consumption have created a new set of technical, management and economic requirements for businesses seeking to deliver rich media content. These requirements include the following:

•
Delivering a consistent high-quality media experience. User experience is critical for content providers because consumers increasingly expect a high-quality experience, will not tolerate interruptions or inconsistency in the delivery of content, and may never return to a particular media provider if that provider is unable to meet their expectations. A media stream, for example, should begin immediately and play continuously without interruption every time a future customer accesses that stream.

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

Government Regulation

We are subject to various federal, state and local laws affecting the telecommunications and Internet industries.  Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our future customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our future customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing our future customers to scale back their operations and use of our services in order to maintain their operations. In addition, the laws relating to the liability of private network operators for information carried on or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our future customers may deliver. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us.  Our business is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.  Our failure to comply with applicable government rules or regulations could have a material adverse effect on our financial condition and business operations.

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

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our future customers.

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

Risks Related to Our Business

TTI is just emerging from the development stage and we do not yet have customer agreements.

While we are in discussions and beta testing of our CDN with potential customers, we do not yet have a customer service agreement.  We have just engaged a professional website development firm to redesign our entire website in connection with the recent launch of our initial marketing effort.  Consequently, our business is speculative as we introduce our NetThruster technology in the commercial marketplace.  There is no assurance that we will obtain customers, that our CDN will be commercially successful, that we will earn any revenue or profit, or that our NetThruster technology will work as well as we believe it does.  We do not yet have experience with NetThruster in diversified commercial applications.

We may need to defend our intellectual property and processes against patent or copyright infringement claims, which would cause us to incur substantial costs and threaten our ability to do business.

Companies, organizations or individuals, including our competitors, may hold or obtain patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our services or develop new services, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents inquiring whether we infringe their proprietary rights. Companies holding Internet-related patents or other intellectual property rights are increasingly bringing suits alleging infringement of such rights or otherwise asserting their rights and seeking licenses. An adverse judgment or injunction could seriously impact our ability to conduct our business and to offer our products and services to our future customers. A permanent injunction could prevent us from operating our CDN to deliver certain types of traffic, which could impact the viability of our business. Any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

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

Ludicrous’ limited operating history makes evaluating our business and future prospects difficult, and may increase the risk of your investment.

Ludicrous has only been in existence since 2007. As a consequence, there is limited operating history which makes it difficult to evaluate its business and future prospects. Ludicrous has encountered and we will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this annual report on Form 10-KSB. If these risks are not addressed successfully, our business will be harmed.

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

Our potential customers may decide to develop their own content delivery solutions rather than outsource these solutions to CDN service providers like us. This is particularly true as our potential customers, if any, increase their operations and begin expending greater resources on delivering their content using third-party solutions. If we fail to offer CDN services that are competitive to in-sourced solutions, we may lose additional customers or fail to attract customers that may consider pursuing this in-sourced approach, and our business and financial results would suffer.

Rapidly evolving technologies or new business models could cause demand for our CDN services to decline or could cause these services to become obsolete.

Customers or third parties may develop technological or business model innovations that address content delivery requirements in a manner that is, or is perceived to be, equivalent or superior to our CDN services. If competitors introduce new products or services that compete with or surpass the quality or the price/performance of our services, we may be unable to renew our customer agreements or attract new customers at the prices and levels that allow us to generate attractive rates of return on our investment. For example, one or more third parties might develop improvements to current peer-to-peer technology, which is a technology that relies upon the computing power and bandwidth of its participants, such that this technological approach is better able to deliver content in a way that is competitive to our CDN services, or even that makes CDN services obsolete. We may not anticipate such developments and may be unable to adequately compete with these potential solutions. In addition, our future customers’ business models may change in ways that we do not anticipate and these changes could reduce or eliminate their need for CDN services. If this occurred, we could lose future customers or potential customers, and our business and financial results would suffer. As a result of these or similar potential developments, in the future it is possible that competitive dynamics in our market may require us to reduce our prices, which could harm our revenue, gross margin and operating results.

If we are unable to sell our services at acceptable prices relative to our costs, our revenue and gross margins will decrease, and our business and financial results will suffer.

Prices for content delivery services have fallen in recent years and are likely to fall further in the future. Our investments in our infrastructure are based upon our assumptions regarding future demand and also prices that we will be able to charge for our services. These assumptions may prove to be wrong. If the price that we are able to charge future customers to deliver their content falls to a greater extent than we anticipate, if we over-estimate future demand for our services or if our costs to deliver our services do not fall commensurate with any future price declines, we may not be able to achieve acceptable rates of return on our infrastructure investments and our gross profit and results of operations may suffer dramatically.  In addition, during 2008 and beyond, we expect to increase our expenses, in absolute dollars, in substantially all areas of our business, including sales and marketing, general and administrative, and research and development. As a consequence, we are dependent on significant future growth in demand for our services to provide the necessary gross profit to pay these additional expenses. If we fail to generate significant additional demand for our services, our results of operations will suffer and we may fail to achieve planned or expected financial results. There are numerous factors that could, alone or in combination with other factors, impede our ability to increase revenue, moderate expenses or maintain gross margins, including:

•	failure to make or increase sales of our core services;

•	significant increases in bandwidth and rack space costs or other operating expenses;

•	inability to maintain our prices relative to our costs;

•	failure of our current and planned services and software to operate as expected;

•	inability to attract high-quality customers to purchase our current and planned services;

•	failure to increase sales of our services to future customers we may obtain in the future as a result of their ability to reduce their monthly usage of our services;

•
failure of a significant number of future customers to pay our fees on a timely basis or at all or failure of future customers to continue to purchase our services in accordance with their contractual commitments; and

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

If we are unable to attract customers, our revenue could be lower than expected and our operating results may suffer.

We will need to attract customers to increase our revenue. If our prospective customers do not perceive our services to be of sufficiently high value and quality, we may not be able to retain such customers or attract new customers. We sell our services pursuant to service agreements that are generally one year in length, or may be on a month to month basis. Our future customers will have no obligation to renew their contracts for our services after the expiration of their initial commitment period, and these service agreements may not be renewed at the same or higher level of service, if at all. Moreover, under some circumstances, some of our future customers may have the right to cancel their service agreements prior to the expiration of the terms of their agreements. Because of Ludicrous’ limited operating history and the fact that we have not yet had any customers, we have no historical data with respect to rates of customer service agreement renewals. This fact, in addition to the changing competitive landscape in our market, means that we cannot accurately predict future customer renewal rates. Our future customers’ renewal rates may decline or fluctuate as a result of a number of factors, including:

•	their satisfaction or dissatisfaction with our services;

•	the prices of our services;

•	the prices of services offered by our competitors;

•	mergers and acquisitions affecting our customer base; and

•	reductions in our customers’ spending levels.

If future customers do not renew their service agreements with us or if they renew on less favorable terms, our revenue may decline and our business will suffer. Similarly, our customer agreements may provide for minimum commitments that are often significantly below our customers’ historical usage levels. Consequently, even if we have agreements with customers to use our services, these customers could significantly curtail their usage without incurring any penalties under our agreements. In this event, our revenue would be lower than expected and our operating results could suffer.

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

Our results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control. If our results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our results of operations may be due to a number of factors, including:

•	our ability to increase sales and attract new customers to our CDN services;

•	the addition or loss of large customers, or significant variation in their use of our CDN services;

•	costs associated with current or future intellectual property lawsuits;

•	service outages or security breaches;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us or our competitors;

•
the occurrence of significant events in a particular period that result in an increase in the use of our CDN services, such as a major media event or a prospective customer’s online release of a new or updated video game;

•	changes in our pricing policies or those of our competitors;

•	the timing of recognizing revenue;

•	share-based compensation expenses associated with attracting and retaining key personnel;

•	limitations of the capacity of our content delivery network and related systems;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	limitations on usage imposed by our future customers in order to limit their online expenses; and

•	geopolitical events such as war, threat of war or terrorist actions.

We believe that our revenue and results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one period as an indication of future performance.

We expect to generate our revenue almost entirely from the sale of CDN services, and the failure of the market for these services to expand as we expect or the reduction in spending on those services by our potential customers would seriously harm our business.

We expect to generate nearly 100% of our revenue from charging our future customers for the content delivered on their behalf through our CDN. As we do not currently have other meaningful sources of revenue, we are subject to an elevated risk of reduced demand for these services. Furthermore, if the market for delivery of rich media content in particular does not continue to grow as we expect or grows more slowly, then we may fail to achieve a return on the significant investment we are making to prepare for this growth. Our success, therefore, depends on the continued and increasing reliance on the Internet for delivery of media content and our ability to cost-effectively deliver these services. Factors that may have a general tendency to limit or reduce the number of users relying on the Internet for media content or the number of providers making this content available online include a general decline in Internet usage, litigation involving our future customers and third-party restrictions on online content, including copyright restrictions, digital rights management and restrictions in certain geographic regions, as well as a significant increase in the quality or fidelity of offline media content beyond that available online to the point where users prefer the offline experience. The influence of any of these factors may cause our current or potential customers to reduce their spending on CDN services, which would seriously harm our operating results and financial condition.

Many of our potential customers are pursuing emerging or unproven business models which, if unsuccessful, could lead to a substantial decline in demand for our CDN services.

Because the proliferation of broadband Internet connections and the subsequent monetization of content libraries for distribution to Internet users are relatively recent phenomena, many business models of potential customers center on the delivery of rich media and other content to users remain unproven. Social media companies, for example, are pursuing emerging strategies for monetizing the user content and traffic on their web sites. Our potential customers will not purchase our CDN services if their investment in providing access to the media stored on or deliverable through our CDN does not generate a sufficient return on their investment. A reduction in spending on CDN services by our potential customers would seriously harm our operating results and financial condition.

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

Our business is dependent on providing our potential customers with fast, efficient and reliable distribution of application and content delivery services over the Internet. Our potential customers may depend primarily or exclusively on our services to operate their businesses. Consequently, any disruption of our services could have a material impact on our potential customers’ businesses. Our network or services could be disrupted by numerous events, including natural disasters, failure or refusal of our third-party network providers to provide the necessary capacity, failure of our software or CDN delivery infrastructure and power losses. In addition, we deploy our servers in co-location facilities, and these third-party co-location providers could experience system outages or other disruptions that could constrain our ability to deliver our services. We may also experience disruptions caused by software viruses or other attacks by unauthorized users.  Our CDN may fail in the future. Despite our significant infrastructure investments, we may have insufficient communications and server capacity to address these or other disruptions, which could result in interruptions in our services. Any widespread interruption of the functioning of our CDN and related services for any reason would eliminate our revenue and could harm our business and financial results. If such a widespread interruption occurred or if we failed to deliver content to users as expected during a high-profile media event, game release or other well-publicized circumstance, our reputation could be damaged severely. Moreover, any disruptions could undermine confidence in our services and cause us to lose customers or make it more difficult to attract new ones, either of which could harm our business and results of operations.

Our business depends on continued and unimpeded access to third-party controlled end-user access networks.

Our content delivery services depend on our ability to access certain end-user access networks in order to complete the delivery of rich media and other online content to end-users. Some operators of these networks may take measures, such as the deployment of a variety of filters, which could degrade, disrupt or increase the cost of access to certain of these end-user access networks by restricting or prohibiting the use of their networks to support or facilitate our services, or by charging increased fees. This or other types of interference could result in a loss of future customers, increased costs and impairment of our ability to attract new customers, thereby harming our revenue and growth.

If our ability to deliver media files in popular proprietary content formats was restricted or became cost-prohibitive, demand for our content delivery services could decline, we could lose customers and our financial results could suffer.

Our business depends on our ability to deliver media content in all major formats. If our legal right or technical ability to store and deliver content in one or more popular proprietary content formats, such as Adobe Flash or Windows Media, was limited, our ability to serve our future customers in these formats would be impaired and the demand for our content delivery services would decline. Owners of propriety content formats may be able to block, restrict or impose fees or other costs on our use of such formats, which could lead to additional expenses for us and for our future customers, or which could prevent our delivery of this type of content altogether. Such interference could result in a loss of these customers, increased costs and impairment of our ability to attract new customers, which would harm our revenue, operating results and growth.

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

Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours. Increased regulation could negatively affect our business directly, as well as the businesses of our potential customers, which could reduce their demand for our services. For example, tax authorities abroad may impose taxes on the Internet-related revenue we generate based on where our internationally deployed servers are located. In addition, domestic and international taxation laws are subject to change. Our services, or the businesses of our potential customers, may become subject to increased taxation, which could harm our financial results either directly or by forcing these customers to scale back their operations and use of our services in order to maintain their operations. In addition, the laws relating to the liability of private network operators for information carried on or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. We may become subject to legal claims such as defamation, invasion of privacy and copyright infringement in connection with content stored on or distributed through our network. In addition, our reputation could suffer as a result of our perceived association with the type of content that some of our potential customers may deliver. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

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

TTI’s recent “Going Concern Qualification may make it more difficult to raise capital and have an overall negative effect on our financial position.

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

Because our business plan provides for continued growth in the number of customers that we may serve and services offered, there is a need to continue to develop our business support systems on a schedule sufficient to meet proposed service rollout dates. The failure to continue to develop effective business support systems could harm our ability to implement our business plans and meet our financial goals and objectives.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be re-evaluated frequently. We have very limited experience in designing and testing our internal controls and may have material weaknesses. We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures. As a newly public company we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, we are now required to file a report by our independent registered public accounting firm addressing these assessments in our Annual Report on Form 10-KSB. Both we and our independent auditors will continue testing our internal controls and, as part of that documentation and testing, may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our operating results and may affect our reporting of transactions completed before the change is effective. For example, TTI had to change its accounting for the Ludicrous transaction so that it was treated as a reverse acquisition.  TTI incurred costs while making such change.  New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

Risks Related to Ownership of TTI Common Stock

The trading price of TTI’s common stock has been, and is likely to continue to be, volatile with limited liquidity.

The trading prices of TTI’s common stock and the securities of technology companies generally have been highly volatile. Trading volume has been extremely light and may not increase, resulting in limited liquidity for stockholders.  Factors affecting the trading price of TTI’s common stock will include:

•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	the gain or loss of significant customers;

•	market conditions in our industry, the industries of our future customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of TTI’s common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of TTI’s common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

 If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding TTI stock, its price and trading volume could decline.

The trading market for TTI’s common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business, if any. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the stock price or trading volume to decline.

Insiders have substantial control over us and will be able to influence corporate matters.

As of March 31, 2008, our directors and executive officers and their affiliates beneficially owned or had voting control over approximately 98.6% of our outstanding common stock of TTI, including the fact that TTI’s Chief Executive Officer, David Reichman, has voting control over 68,000,000 outstanding shares of common stock owned by the prior shareholders of Ludicrous. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit other stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

ITEM 2.                      PROPERTIES

(a)
Ludicrous currently leases approximately 4,000 square feet of office space at 1041 N. Formosa Avenue, Pickford Building, #199, West Hollywood, California 90046 at a base rental rate of approximately $6,212 per month pursuant to a month to month lease.

(b)	We have no investment policies related to real estate.

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

Legal Proceeding	Judgments	Amounts
Luckysurf v. GoHealth	Judgment against GoHealth	$30,000
Facts & Comparisons v. GoHealth	Judgment against GoHealth	$18,000
Free Ride v. GoHealth	Judgment against GoHealth	$55,512
Sales Guides, Inc v. GoHealth	Judgment against GoHealth	$5,000
Steve Goldberg v. GoHealth	Judgment against GoHealth	$40,000
Bur.v. GoHealth	Judgment against GoHealth	$9,213

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

1.
Authorize the officers and directors of the TTI to cause the TTI to amend its Certificate of Incorporation in order to authorize 50,000 shares of preferred stock, par value $0.001 per share, and to increase the number of authorized shares of common stock from 75,000,000, par value $0.001, to 350,000,000, par value $0.0001.

2.	Ratify the adoption of the 2007 Omnibus Stock and Incentive Plan for the TTI.

The Majority Shareholders submitted their consents to the shareholder resolutions described above on or about November 20, 2007, which became effective in January 2008 upon the satisfaction by the TTI of all applicable filing and notification requirements of the Securities and Exchange Commission.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock

TTI’s common stock is quoted through the over-the-counter market on the Financial Industry Regulatory Authority Bulletin Board (“OTC Bulletin Board”) under the symbol “TTII.”  Limited trading has occurred over the past several years.  The following table sets forth high and low sales prices of TTII common stock for each fiscal quarter for the last two fiscal years as reported by the OTC Bulletin Board, based on closing prices.  The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.  All share and per share amounts in this annual report have been adjusted for a one-for-100 reverse stock split effected on July 2006.

	High	Low
Year Ended December 31, 2007

First Quarter ended March 31, 2007	$3.00	$1.50
Second Quarter ended June 30, 2007	$3.50	$1.75
Third Quarter ended September 30, 2007	$2.50	$1.50
Fourth Quarter ended December 31, 2007	$4.50	$0.55

	High	Low
Year Ended December 31, 2006

First Quarter ended March 31, 2006	$0.05	$0.02
Second Quarter ended June 30, 2006	$0.04	$0.03
Third Quarter ended September 30, 2006	$1.25	$0.02
Fourth Quarter ended December 31, 2006	$1.20	$1.20

As of March 31, 2008, there were approximately 725 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2008, there were approximately 72,328,400 shares of TTI’s common stock outstanding on record.

Dividends

TTI has not declared or paid any cash dividends on its common stock and do not anticipate paying dividends for the foreseeable future.

Transfer Agent and Registrar

The transfer agent and registrar for TTI’s common stock is ComputerShare Trust, 350 Indiana Street, Suite 800, Golden, Colorado 80401, telephone 303-262-0600 extension 5723.

Purchases of Our Securities by Us or our Affiliates

None of the shares of common stock were purchased by us or our affiliates during the fiscal quarter ended December 31, 2007.

Sales of Our Unregistered Securities During 2007 Not Previously Disclosed

In September 2007, we authorized the issuance of 2,550,000 shares of TTI’s common stock to David Reichman in accordance with the terms of his Employment Agreement with TTI.  See “Item 10. Executive Compensation – Employment Agreements.”

On December 6, 2007, TTI authorized the issuance of 200,000 shares of its common stock to its directors for services rendered for TTI.

On December 21, 2007, TTI authorized the issuance of 10,000 shares of its common stock to each of its four directors in consideration for their past services to us.

Each of these transactions was exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) of that Act.

Warrants

For the fiscal year ended December 31, 2007, we did not issue any warrants to purchase shares of common stock.

ITEM 6.             MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statements

This Form 10-KSB/A may contain “forward-looking statements,” as that term is used in federal securities laws, about Ludicrous’, Inc.’s consolidated financial condition, results of operations and business.  These statements include, among others:

•	statements concerning the potential benefits that may be experienced from business activities and certain transactions contemplated or completed; and

•
statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.  These statements may be made expressly in this Form 10-KSB.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-KSB.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  The most important facts that could prevent us from achieving its stated goals include, but are not limited to, the following:

(a)	volatility or decline of TTI’s stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure to earn revenues or profits;
(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to commercialize our technology or to make sales;

(f)	decline in demand for our products and services;

(g)	rapid adverse changes in markets;

(h)	litigation with or legal claims and allegations by outside parties against TTI or Ludicrous, including but not limited to challenges to intellectual property rights;

(i)	insufficient revenues to cover operating costs;

(j)	failure of the NetThruster.com® content delivery network to function properly; and

(k)	competition from other content delivery networks and technologies that materially adversely impacts our operations, financial condition and business performance.

There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract and retain qualified executives and technology personnel, we may not be able to obtain customers for our products or services, our products and services may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-KSB.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.  We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB, or to reflect the occurrence of unanticipated events.

Twelve Month Plan of Operation

Our business is operated through Ludicrous.  Ludicrous was formed on August 1, 2007 to engage in the installation and operation of its network for commercialization of its proprietary technology for content delivery for the telecommunications industry.  The new content delivery network (“CDN”) developed by Ludicrous is called NetThruster.com®.  NetThruster is a content delivery network for Internet distribution of video, music, games and downloads. NetThruster’s advanced network is designed to provide media companies with high-performance, cost-effective delivery of high bandwidth media and software via the Internet.

Over the next twelve months, we expect to derive revenue by providing CDN services to future customers executing contracts having terms of one year or longer. We believe that having a consistent and predictable base level of income is important to our financial success. We may, however, enter into month to month service agreements with no minimum usage requirement from time to time, primarily to attract new customers.  We anticipate that this revenue will be greater than the total revenue for the twelve month period ended December 31, 2007, which was $120,000 and was earned by Mr. Reichman providing consulting services to an unaffiliated third party.  The CDN services include delivery of digital media, including video, music, games, software and social media.  We will likely require that the customers commit to a minimum monthly level of usage on a calendar month basis and provide the rate at which the customer must pay for actual usage above the monthly minimum. We plan to generate revenue by charging customers for traffic or files delivered either on a per-gigabytes transferred basis or on a variable basis based on peak delivery of mega-bits per second delivered for a fixed period of time, as our services are used.  We may charge a customer an installation fee when the services are first activated. The installation fees would be recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement.

Additionally, we are creating a Christian based website, My Lord’s Network (“MLN”), which is a social networking site focused on the Christian community where members can share their similar faith, beliefs and goals, while participating in all the aspects of a social networking site.  We plan to make the focus of the website, the worldwide Christian community.  Over the next twelve months the initial enrollment emphasis will be on Christians in the United States. The website will be designed to facilitate interaction between enrolled individual members and, in addition, provide information about Christian churches, both their location and events. We have contracted for creation of the initial website and we plan to earn revenue through the payment of a yearly membership fee by individual members and individual churches. Ministries may be charged a fee or given a free page if they have contracted with MLN to allow the website to sell the ministry’s products. We also expect to derive revenue from services sold as discrete, non-recurring events or based solely on usage. We may also enter into month to month service agreements without minimum monthly usage requirements. For these services, we expect to recognize revenue after an enforceable contract has been signed by both parties, the fee is fixed or determinable, the event or usage has occurred and collection is reasonably assured.  Furthermore, we plan to eventually sell advertising on the website once it has become established.

Cash Requirements

We do not have sufficient capital to meet our cash requirements for the coming twelve months as we continue with our plan of securing customer relationships and developing requisite products.  We intend to meet our cash requirements through sales of our products and plan to continue to generate sales leads through marketing.  We will also attempt to raise additional capital through the sale of our common stock or through debt financing. We estimate that we will need between $150,000 and $200,000 annually to maintain our reporting obligations, we estimate that we will incur approximately $500,000 in marketing and sales costs during the next twelve months of operations and that our research and development costs will be approximately $100,000 during the next twelve months of operations.  There is no assurance, however, that the funds will be available or adequate.

 Since inception (August 1, 2007) through December 31, 2007, Ludicrous has not generated any significant business. Through the date of these financial statements viable operations have not been achieved.  Other than the approximately $1,000,000 Ludicrous raised as startup capital from two investors, it has been unsuccessful in raising all the capital that it requires. Our prior capital needs have primarily been met from the proceeds of stock option exercises and the cash discussed above.  We are currently incurring operating deficits that are expected to continue for the foreseeable future.  A substantial amount of the financing of TTI has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. We are dependent upon his ability and willingness to continue to provide such financing.

Going Concern Qualification

We have incurred significant losses from operations, and such losses are expected to continue. Our auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2007.  In addition, we have limited working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on acceptable terms. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" may make it substantially more difficult to raise capital.

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

Research and Development

Over the next twelve months, we plan to perform research and development associated with the improvement of the design of the software, hardware and network architecture of our CDN.

Employees

We plan to add employees in research and development, administration and sales and marketing over the next twelve months.

Expenses

                We anticipate our research and development expense will increase over the next year in absolute dollars and increase as a percentage of revenue due to increased stock-based compensation expense as well as increased payroll and related costs associated with continued hiring of research development personnel and investments in our core technology and refinements to our other service offerings.

We expect our general and administrative expense to increase over the next twelve months in absolute dollars and decrease as a percentage of revenue. It was $2,621,096 in 2007. The increase will likely be due to payroll and related costs attributable to increased hiring, rents and utilities as we expand our facilities, as well as increased accounting and legal and other costs associated with public reporting requirements and compliance with the requirements of the Sarbanes-Oxley Act of 2002. In 2009 and in the longer term, we expect our general and administrative expense to decrease as a percentage of revenue as our costs are expected to grow slower than our top line revenue.

We anticipate our sales and marketing expense will continue to increase for the next twelve months in absolute dollars and remain constant as a percentage of revenue. The increase will likely be due to an expected increase in commissions on higher forecast sales, the increase in payroll and related costs of sales and marketing personnel, increases in stock-based compensation expense and additional expected increases in marketing costs such as advertising.  We incurred a stock based compensation expense of $4,322,008 in 2007.

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

At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.

For the CDN services, we expect to recognize the monthly minimum as revenue each month provided that an enforceable contract has been signed by both parties, the service has been delivered to the customer, the fee for the service is fixed or determinable and collection is reasonably assured. Should a customer’s usage of our services exceed the monthly minimum, we expect to recognize revenue for such excess in the period of the usage. Any installation fees would be recorded as deferred revenue and recognized as revenue ratably over the estimated life of the customer arrangement.

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

Accounts Receivable and Related Reserves

Trade accounts receivable are expected to be recorded at the invoiced amounts and would not bear interest. We expect to record reserves as a reduction of our accounts receivable balance. Estimates would be used in determining these reserves and would be based upon our review of outstanding balances on a customer-specific, account-by-account basis. These estimates could change significantly if our future customers’ financial condition changes or if the economy in general deteriorates. The allowance for doubtful accounts would be based upon a review of customer receivables from prior sales with collection issues where we no longer believe that such customer has the ability to pay for prior services provided. We expect to perform on-going credit evaluations of our future customers primarily related to monitoring payment history and the accounts receivable aging. If such an evaluation indicates that payment is no longer reasonably assured for current services provided, any future services provided to that customer will result in the deferral of revenue until payment is made or we determine payment is reasonably assured. In addition, we expect to record a reserve for service credits. Reserves for service credits are measured based on an analysis of credits to be issued after the month of billing related to management’s estimate of the resolution of customer disputes and billing adjustments.

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

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tree Top Industries, Inc.

We have audited the accompanying balance sheet of Tree Top Industries, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from inception on August 1, 2007 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc. at December 31, 2007, and the results of its operations and cash flows for the period from inception on August 1, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

    As discussed in Note 12 to the financial statements, management has changed the accounting for its acquisition of Ludicrous, Inc. from the purchase method of accounting  for a business combination, to the reverse acquisition method. This change in method requires all financial information prior to the acquisition to be that of the subsidiary Ludicrous, Inc. . The effects the financial statements are described in Note 12. Accordingly, the financial statements have been restated to correct this change in accounting principle.

/s/Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
April 11, 2008 except for Notes 1,2,3,5,6,7,11 & 12 dated February 24, 2009.

/Letterhead footer/

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Restated)

ASSETS
December 31, 2007
CURRENT ASSETS
Cash	$435,858
Employee advances	6,400
Total Current Assets	442,258

PROPERTY AND EQUIPMENT, NET	71,973

OTHER ASSETS
Security deposits	12,424
Total Other Assets	12,424

TOTAL ASSETS	$526,655

LIABILITIES AND STOCKHODLERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$363,451
Accrued expenses	344,591
Accrued interest payable	45,560
Due to related party	-
Due to officers and directors	170,367
Notes payable	113,000

Total Current Liabilities	$1,036,969

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 72,327,791 shares issued and outstanding	7,233
Additional paid-in capital	5,139,775
Deficit accumulated during the development stage	(5,657,322)
Total Stockholders’ Equity (Deficit)	(510,314)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$526,655

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Restated)

From Inception on August 1, 2007 through December 31, 2007

REVENUES, net	$-

COST OF SALES, net	-

GROSS PROFIT	-

OPERATING EXPENSES
General and administrative	2,621,096
Officer compensation	2,527,710
Professional fees	506,138
Depreciation	1,609

Total Operating Expenses	5,656,553

OPERATING LOSS	(5,656,553)

OTHER INCOME (EXPENSES)

Interest expense	(769)

Total Other Income (Expenses)	(769)

LOSS BEFORE INCOME TAXES	(5,657,322)

INCOME TAX EXPENSE	-

NET LOSS	$(5,657,322)

BASIC LOSS PER SHARE	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	68,699,446

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Restated)

	Preferred stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of founder shares at inception at $0.007 per share	-	-	68,000,000	68,000	432,000	-	500,000

Shares issued in recapitalization	-	-	987,791	988	(988)	-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298	-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000	-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210	-	126,210

Exercise of stock options at $0.25 per share	-	-	500,000	500	124,500	-	125,000

Shares issued for services at $0.85 per share	-	-	2,590,000	2,590	2,198,910	-	2,201,500

Shares issued for services at $2.00 per share	-	-	250,000	250	499,750	-	500,000

Change in par value to $0.001	-	-	-	(65,095)	65,095	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(5,657,322)	(5,657,322)

Balance, December 31, 2007	-	$-	72,327,791	$7,233	$5,139,775	$(5,657,322)	$(510,314)

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Restated)

From Inception
on August 1,
2007 through
December 31,
2007
OPERATING ACTIVITIES
Net loss	$(5,657,322)
Adjustments to reconcile net loss to net
used by operating activities:
Depreciation and amortization	1,609
Stock options and warrants
granted for services rendered	1,620,508
Common stock issued for services rendered	2,701,500
Changes in operating assets and liabilities net of acquisition
(Increase) decrease in employee advances	(6,400)
(Increase) decrease in security deposits	(12,424)
Increase (decrease) in accounts payable
and accrued expenses	654,737

Net Cash Used in Operating Activities	(697,792)

INVESTING ACTIVITIES
Cash received in acquisition	44,303
Cash paid for fixed assets	(73,582)

Net Cash Used in Investing Activities	(29,279)

FINANCING ACTIVITIES
Repayment of related party loans	(59,755)
Cash received from issuance of common stock	825,000
Cash received from related party loans	397,684

Net Cash Provided by Financing Activities	1,162,929

NET DECREASE IN CASH	435,858

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$435,858

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued) (Restated)

From Inception
on August 1,
2007 through
December 31,
2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-
Income Taxes	$-

NON-CASH TRANSACTIONS
Common stock issued for services	$2,701,500

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

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

Use of Management’s Estimates

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

Revenue Recognition

We recognize  service  revenues in  accordance  with the SEC's Staff  Accounting Bulletin No. 104, Revenue  Recognition,  and the Financial  Accounting Standards Board's (FASB) Emerging Issues Task Force Issue No. 00-21,  Revenue Arrangements with Multiple  Deliverables.  Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. At the inception of a customer contract for service, we make an assessment as to that customer's ability to pay for the services provided.  If we subsequently determine that collection from that customer is not reasonably assured, we record an  allowance  for  doubtful  accounts  and  bad  debt  expense  for all of that customer's unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.

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

Fair Value of Financial Instruments

Substantially all of the Company's financial  instruments,  consisting primarily of cash and cash  equivalents,  accounts  payable  and accrued  expenses,  notes payable and other  current  liabilities, are carried at, or  approximate,  fair value because of their short-term  nature or because they carry market rates of interest.

Earnings (Loss) Per Share

The  Company  calculates  earnings  per share in  accordance  with SFAS No. 128,"Computation  of  Earnings  Per  Share."  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive.  For 2007, 2,975,000, common equivalent shares are excluded from the calculation as their effect are anti-dilutive.

December 31, 2007
Basic Earnings per share:
Income (Loss) (numerator)	$(5,657,322)
Shares (denominator)	68,699,446
Per Share Amount	$(0.09)

Recent Accounting Pronouncements

In December 2007, the Financial  Accounting Standards Board ("FASB") issued SFAS No. 160,  Noncontrolling  Interests in Consolidated  Financial  Statements – an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in  subsidiaries  held by  parties  other  than the  parent,  and the  amount of consolidated net income, be clearly  identified,  labeled,  and presented in the consolidated  financial statements within equity, but separate from the parent's equity.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value.  Sufficient  disclosures  are  required to clearly  identify  and distinguish  between  the  interests  of the  parent  and the  interests  of the noncontrolling  owners.  SFAS 160 will be effective for the Company beginning January 1, 2009.  The Company is currently evaluating the impact of the provisions of SFAS 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115" ("SFAS No. 159").  SFAS No. 159 permits  entities to choose to measure many financial  instruments  and  certain  other  items at fair  value  at  specified election  dates.  This Statement applies to all entities, including not-for-profit organizations.  SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

Included in Accrued Expenses at December 31, 2007 is a $240,000 bonus accrual due to David Reichman.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following December 31:

2007
Computer equipment	$57,935
Office equipment	2,600
Telephone equipment	12,900
73,435
(1,462)
$71,973

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

The deferred tax asset and the valuation account is as follows at December 31:

2007
Deferred tax asset:
Net operating loss	$5,334,955
Stock based compensation	1,469,483
Accrued expenses	106,832
Valuation allowance	(6,911,270)

Total	$-

2007
Tax benefit at marginal rate	$20,851,773
Stock issuance for services	-
Goodwill impairment - nondeductible	(19,175,581)
Nondeductible expenses	(2,088)
Valuation allowance	(1,674,104)

Net deferred tax asset	$-

NOTE 7 - STOCKHOLDERS' DEFICIT

Number of Shares Authorized

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

A  summary  of our stock  option  activity  is as  follows  for the years  ended December 31, 2007 and 2006  (including the options  assumed in the transaction with Tree Top):

	Shares	Range of Exercise Prices Per Share	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Options outstanding at December 31, 2005	535,000	$0.50-$2.00	$0.98	4.96
Granted	-	-	-
Exercised	-	-	-
Expired	(260,000)	-	0.98
Options outstanding at December 31, 2006	275,000	$1.00-$2.00	1.00	2.60
Granted	3,200,000		$0.36
Exercised	(500,000)		$0.25
Expired	-
Options outstanding at December 31, 2007	2,975,000	$0.25-$2.00	$0.47	$3.45

Our information  with respect to stock options  outstanding at December 31, 2007 is as follows:

Weighted
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25-$0.55	275,000	1.60	$1.36	862,500
$1.00-$2.00	2,700,000	3.64	$0.38	1,115,000

The aggregate  intrinsic  value in the table above  represents the total pre-tax intrinsic value  (difference  between our closing stock price as of December 31,2007 and the exercise price multiplied by in-the-money  options) that would have been received by the option holders had all option  holders had exercised  their options on December 31, 2007. This amount was based on the fair market value of our stock.  Total intrinsic value of options exercised for 2007 was $1,650,000.

Options Outstanding
	Date Options Granted	Number of Options	Exercise Price	Date Expire
	08/31/99	175,000	1.00	07/31/2009
	01/24/00	100,000	2.00	08/17/2009
Outstanding at 12/31/06		275,000
	10/01/07	2,000,000	0.25	09/30/2010
	11/01/07	1,200,000	0.55	10/01/2012
	10/01/07	(500,000)	0.25
Outstanding at 12/31/07		2,975,000

SUMMARY BY EXPIRATION      12/31/2007
DATE AT:

Number of Options	Exercise Price	Date Expire	Remaining Contractual Life in Days	In Years	Remaining Contractual Weighted	Weighted Exercise Price	Weighted Intrinsic Value

175,000	$1.00	07/31/2009	578	1.58	277,123	175,000	612,500
100,000	$2.00	08/17/2009	595	1.63	163,014	200,000	250,000
1,500,000	$0.25	09/30/2010	1,004	2.75	4,126,027	375,000	6,375,000
1,200,000	$0.55	10/01/2012	1,736	4.76	5,707,397	660,000	4,740,000
2,975,000

		12/31/2007	Wt Avg Remaining Life	3.45	Wt Avg Exercise Price	$0.47

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

All of these lawsuits were filed against the Company prior to May 2003, and prior to current management’s ascension to their management positions with the Company.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Cash	$44,303
Accounts payable and accrued expenses	(98,865)
Amounts due from related party	167,562
Note payable	(113,000)
$-
The disclosure of shares issued and outstanding for the Company has been restated to inception as though a forward stock split had occurred.

NOTE 12 – RESTATED FINANCIAL STATEMENTS

The financial statements have been restated to account for the acquisition of the Company by Tree Top as a reverse acquisition. Originally the transaction was accounted for as a purchase. The following presents a comparison of the original financial statements to the restated financial statements.

BALANCE SHEET
ASSETS	Original	Restated
Current Assets:
Cash	$435,858	$435,858
Other receivable	6,400	6,400
Total Current Assets	442,258	442,258
Fixed Assets, net of accumulated depreciation	71,973	71,973
Goodwill	1,007,000	-
Security deposits	12,424	12,424
Total Assets	$1,533,655	$526,655
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$363,451	$363,451
Accrued expenses	344,591	344,591
Accrued interest payable	45,560	45,560
Due to officers and directors	170,367	170,367
Notes payable	113,000	113,000
Total Current Liabilities	1,036,969	1,036,969
Total Liabilities	1,036,969	1,036,969
Commitments	-	-
Stockholders' Equity (Deficit):
Preferred stock, $.0001 par value, 50,000 authorized ,
no shares issued and outstanding	-	-
Common stock, $.0001 par value, 350,000,000 and $.001 par
par value, 75,000,000 shares authorized, 72,327,791
shares issued and outstanding	7,233	7,233
Additional paid-in capital	77,230,945	5,139,775
Accumulated deficit	(76,741,492)	(5,657,322)
Total Stockholders' Equity (Deficit)	496,686	(510,314)
Total Liabilities and Stockholders' Deficit	$1,533,655	$526,655

STATEMENT OF OPERATIONS	$120,000	$-
Service income
Operating
General, selling and administrative expenses	312,688	2,621,095
Consulting	1,494,298	-
Officer's compensation	2,704,710	2,527,710
Depreciation	-	1,609
Professional fees	524,828	506,138
Total operating expenses	5,036,524	5,656,553
Operating loss	(4,916,524)	(5,656,553)
Other Income (Expense):
Goodwill impairment	(56,398,769)	-
Interest income	848	-
Interest expense	(14,299)	(769)
Total Other Income (Expenses)	(56,412,220)	(769)
Loss before income taxes	(61,328,744)	(5,657,322)
Income taxes	-	-
Net Loss	$(61,328,744)	$(5,657,322)
Earnings (loss) per share:
Basic and diluted earnings (loss)	$(4.86)	$(0.08)
Weighted average common shares outstanding
Basic and diluted	12,627,928	68,699,446

ITEM 8A(T).	CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, our Company’s Chief Executive Officer and Principal Accounting Officer have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Dated: February 26, 2009	TREE TOP INDUSTRIES, INC.

By: \s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ David Reichman	Dated: February 26, 2009
David Reichman, Chairman of the Board,
Chief Executive Officer, President
Chief Financial Officer, and Secretary

By: \s\ Frank Benintendo	Dated: February 26, 2009
Frank Benintendo, Director

By: \s\ Michael Valle	Dated: February 26, 2009
Michael Valle, Director

By: \s\ Don Gilbert	Dated: February 26, 2009
Don Gilbert, Director