Form 10KSB/A
period 2007-12-31
TREE TOP INDUSTRIES, INC.
filed 2009-03-13
CIK 356590

FORM 10-KSB/A3
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

PART I

ITEM 1.                      BUSINESS

General

This Annual Report on Form-10KSB for the year ended December 31, 2007 (the “Form 10-KSB”), was initially amended because we, along with our independent auditors and legal counsel, determined that the transaction between Tree Top Industries, Inc. (“TTI”) and Ludicrous, Inc. (“Ludicrous”, and together with TTI, “we”), which was previously reported as a purchase, should instead be treated as a reverse merger.  The financial statements have been restated to account for the change in treatment. The Form 10-KSB has been amended further in order to conform the entire document to the change in the reporting of this transaction and to more fully and accurately disclose the information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

TTI is a Nevada corporation that owns 100% of the issued and outstanding stock of Ludicrous, a Nevada corporation.  TTI was previously known as GoHealth.MD, Inc., a web based resource provider of certain alternative health care oriented professionals. On or about January 2002, GoHealth.MD, Inc. ceased these operations. TTI continued to exist as a shell company.  Ludicrous was formed on August 1, 2007 to engage in the installation and build-out of its network for commercialization of its proprietary technology for the telecommunications industry. The initial principals of Ludicrous spent a combined eleven years developing and designing the technology prior to Ludicrous being incorporated.

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

Risk Factors

You should carefully consider the risks described in this annual report. These risks are not the only risks that we may face. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occurs, our business, financial condition or results of operations could be materially and adversely affected which could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-KSB or presented elsewhere by management from time to time.

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

Ludicrous has only been in existence since 2007. As a consequence, there is limited operating history which makes it difficult to evaluate its business and future prospects. Ludicrous has encountered and we will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, such as the risks described in this Form 10-KSB. If these risks are not addressed successfully, our business will be harmed.

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

We must ensure that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis. We are required to spend considerable effort on establishing and maintaining our internal controls, which is costly and time-consuming and needs to be re-evaluated frequently. We have very limited experience in designing and testing our internal controls and may have material weaknesses. We are in the process of documenting, reviewing and, where appropriate, improving our internal controls and procedures. As a newly public company we will be required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. In addition, we are now required to file a report by our independent registered public accounting firm addressing these assessments in our Annual Reports on Form 10-KSB. Both we and our independent auditors will continue testing our internal controls and, as part of that documentation and testing, may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs to modify our existing financial and accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or a consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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

Tree Top Industries, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Initially, we reported the transaction between Tree Top Industries, Inc. (“Tree Top”) and Ludicrous, Inc. (the “Company”) as a purchase.  Subsequently, Tree Top, along with the independent auditors and legal counsel, determined that such transaction should instead be treated as a reverse merger.  The financial statements have been restated to account for the change in treatment.   Please see Note 12 regarding the restatement of Tree Top’s financial statements.

The Company was formed on August 1, 2007 to engage in the installation and build-out of its network for commercialization of its proprietary technology for the telecommunications industry.

Tree Top Industries, Inc. (fka GoHealth.MD, Inc.) ("Tree Top"), was incorporated under the laws of the State of Delaware on February 23, 1999.  On November 10, 1999, Nugget Holding Company, a Nevada Corporation formed on July 24, 1980, merged into Tree Top (fka GoHealth).  As a result of this business combination, Tree Top (fka GoHealth) became a wholly-owned subsidiary of Nugget Exploration, Inc., but since its shareholders took control of Nugget Explorations, Inc., Tree
Top was considered the accounting acquirer.  On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. and then subsequently to Tree Top Industries, Inc. Tree Top had been attempting to identify and negotiate with a business target for the merger of that entity with and into Tree Top.

Effective  November  1,  2007,  Tree  Top  closed  its  Agreement  and  Plan  of Reorganization with the Company,  pursuant to which Tree Top acquired all of the issued and outstanding  shares of the Company.  At closing, the stockholders of the  Company  received  68  million  shares of Tree  Top's  common  stock  which represented 98.6% of the outstanding post-agreement common stock of Tree Top. Accordingly, the Company was considered the accounting acquirer and the business combination is accounted for as a reverse acquisition.  All financial history prior to the reverse acquisition is that of the accounting acquirer, the Company.

Going Concern

The accompanying financial statements have been prepared assuming that Tree Top will continue as a going concern.  Tree Top has incurred losses totaling $5,657,322, has a working capital deficit of $594,711 and is in default on several notes payable (see Note 6).

Since inception (August 1, 2007) through December 31, 2007, the Company has not generated any significant business.  Through  the  date  of  these  financial statements  viable  operations  have not been  achieved and Tree Top has been unsuccessful in raising all the capital that it requires. Tree Top has had no revenues and requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. Tree Top is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

In order for Tree Top to remain a going concern, it will need to continue to receive funds from the exercise of outstanding warrants and options or through other equity or debt financing.  There can be no assurance that Tree Top will continue to receive any proceeds from the exercise of warrants or options or that Tree Top will be able to obtain the necessary funds to finance its operations.  These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Tree Top and the Company, Tree Top’s wholly-owned subsidiary.  All significant inter-company balances and transactions have been eliminated.

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

Cash Equivalents

Tree Top considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are maintained with major financial institutions in the United States. Deposits held with these banks at times exceed the amount of insurance provided on such deposits.  Tree Top has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents.  At December 31, 2007 and 2006, amounts in excess of insurance equaled approximately $186,000 and $0, respectively.

Fixed Assets

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.
Leasehold improvements are amortized over the term of the lease.

Income Taxes

Tree Top follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method,  deferred tax  liabilities  and assets are determined  based on the difference  between the financial  statement  carrying  amounts and tax bases of assets and  liabilities  using enacted tax rates in effect in the years in which the  differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Stock-Based Compensation

Tree Top  accounts  for  stock-based  compensation  in  accordance  with the provisions of SFAS No. 123R,  "Share-Based  Payment"  ("SFAS  123R").  SFAS 123R requires all  share-based  payments to employees,  including  grants of employee stock options, to be recognized in the financial  statements based on grant-date fair value of the award.  That cost will be  recognized  over the period  during which  an  employee  is  required  to  provide   service  in  exchange  for  the reward--known  as  the  requisite   service  period.  No  compensation  cost  is recognized  for  equity  instruments  for  which  employees  do not  render  the requisite  service.  The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Fair Value of Financial Instruments

Substantially all of Tree Top's financial  instruments,  consisting primarily of cash and cash  equivalents,  accounts  payable  and accrued  expenses,  notes payable and other  current  liabilities, are carried at, or  approximate,  fair value because of their short-term  nature or because they carry market rates of interest.

Earnings (Loss) Per Share

Tree Top  calculates  earnings  per share in  accordance  with SFAS No. 128,"Computation  of  Earnings  Per  Share."  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period, only in periods in which such effect is dilutive.  For 2007, 2,975,000, common equivalent shares are excluded from the calculation as their effect are anti-dilutive.

December 31, 2007
Basic Earnings per share:
Income (Loss) (numerator)	$(5,657,322)
Shares (denominator)	68,699,446
Per Share Amount	$(0.09)

Recent Accounting Pronouncements

In December 2007, the Financial  Accounting Standards Board ("FASB") issued SFAS No. 160,  Non-controlling  Interests in Consolidated  Financial  Statements – an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in  subsidiaries  held by  parties  other  than the  parent,  and the  amount of consolidated net income, be clearly  identified,  labeled,  and presented in the consolidated  financial statements within equity, but separate from the parent's equity.  It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value.  Sufficient  disclosures  are  required to clearly  identify  and distinguish  between  the  interests  of the  parent  and the  interests  of the non-controlling  owners.  SFAS 160 will be effective for Tree Top beginning January 1, 2009.  Tree Top is currently evaluating the impact of the provisions of SFAS 160 on its financial position, results of operations and cash flows and does not believe the impact of the adoption will be material.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 110, SHARE-BASED PAYMENT ("SAB 110"). SAB 110 amends SAB 107, and allows for the  continued  use,  under  certain circumstances,  of the "simplified  method" in  developing  an estimate of the  expected  term on stock options  accounted  for under SFAS 123R.  SAB 110 is effective for stock options granted after December 31, 2007. Tree Top is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted in the future.

In December 2007, the FASB issued SFAS No. 141(revised) "Business Combinations" ("SFAS No. 141 (R)").  SFAS No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. SFAS No. 141(R) is effective for all transactions entered into, on or after January 1, 2009.  Tree Top does not believe that the adoption of this standard on January 1, 2009, will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115" ("SFAS No. 159").  SFAS No. 159 permits  entities to choose to measure many financial  instruments  and  certain  other  items at fair  value  at  specified election  dates.  This Statement applies to all entities, including not-for-profit organizations.  SFAS No.159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Tree Top is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."  SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The SEC staff believes  registrants  must quantify  errors using both a balance  sheet and income  statement  approach and evaluate  whether either  approach  results in quantifying a misstatement  that, when all  relevant  quantitative  and  qualitative  factors are  considered,  is material.  SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged.  Tree Top adopted the provisions of SAB 108 on December 31, 2006 and there was no impact of adoption to its consolidated financial statements.

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

SFAF No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Tree Top does not expect this guidance to have a material impact on the financial statements.

In June 2006, The FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation  clarifies  the  accounting  for  uncertainty  in  income  taxes recognized in an enterprise's  financial  statements in accordance with SFAS No. 109,  "Accounting for Income Taxes." -FIN 48 prescribes a recognition  threshold and  measurement  attribute  for  the  financial   statement   recognition  and measurement  of a tax  position  taken or  expected to be taken in a tax return. This  Interpretation  also provides guidance on  derecognition,  classification, interest  and  penalties,  accounting  in  interim  periods,   disclosure,  and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The application of this standard did not have a material effect on Tree Top's results of operations or its financial condition.

Management does not believe that any recent issued, but not yet effective, accounting standards if currently adopted, would have a material affect on the accompanying financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Cash due to officers and directors as of December 31, 2007 consists of net advances from David Reichman of $170,367.  Mr. Reichman was also owed $192,140 from the Company on the date of the reverse acquisition (November 1, 2007). The advances are due on demand and do not bear interest.  During 2007, Mr. Reichman advanced funds of $441,666 and Tree Top repaid advances to him of $594,204.

Included in Accrued Expenses at December 31, 2007 is a $240,000 bonus accrual due to David Reichman.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following December 31:

2007
Computer equipment	$57,935
Office equipment	2,600
Telephone equipment	12,900
73,435
(1,462)
$71,973

Depreciation expense was $1,462 in 2007 and none in 2006.

NOTE 5 - NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default.  At September 30, 2007, notes payable amounted to $113,000.  The notes payable were assumed in the reverse acquisition.

At December 31, 2007, accrued interest on the notes was $45,560.  Interest expense on the notes amounted to $769 for the year ended December 31, 2007.

NOTE 6 - INCOME TAXES

Tree Top has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

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

Tree Top has cumulative net operating loss carry-forwards of $15,691,044 at December 31, 2007. No effect has been shown in the financial statements for the net operating loss carry-forwards as the likelihood of future tax benefit from such net operating loss carry-forwards   is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carry-forwards and other deferred tax asset items, estimated based upon current tax rates at December 31, 2007 have been offset by valuation reserves in the same amount. The net operating losses originated in Tree Top, are subject to annual limitations due the change in control and begin to expire in 2019.

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

NOTE 7 - STOCKHOLDERS' DEFICIT

Number of Shares Authorized

Under Tree top's charter, 75,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in Tree Top's authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.001 and to authorize 50,000 shares of $0.001 par value "blank check" preferred stock. As of December 31, 2007, 72,327,791 shares of common stock are issued and outstanding.  There are no shares of preferred stock issued and outstanding.

Preferred Stock

As described above, the stockholders voted to authorize 50,000 shares of "blank check" preferred stock.  The terms, rights and features of the preferred stock will be determined by the board of directors upon issuance.  Subject to the provisions of Tree Top's certificate of amendment to the articles of incorporation and the limitations prescribed by law, the board of directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences adn relative, participating, optional of other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund providions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders.  The board of directors would be required to make any determination to issue shares of preferred stock based on its judgement as to the best interests of Tree Top Industries.

Issuances of Common Stock

Effective  November  1,  2007,  Tree Top  closed its  Agreement  and Plan of Reorganization  with  the Company  and  the  stockholders  of  the Company  received 68,000,000 shares of Tree Top's common stock. The disclosure of shares issued and outstanding for Tree Top has been restated to inception as though a forward stock split had occurred.

On December 6, 2007, the board of directors authorized the issuance of 200,000 shares of common stock to its directors, valued at $400,000, for services rendered to Tree Top.

On September 24, 2007, the board of directors authorized the issuance of 2.55 million shares of common stock to David Reichman, valued at $2,167,500, for services rendered to Tree Top. The shares were issued on November 1, 2007.

On September 24, 2007, the board of directors authorized the issuance of 40,000 shares of common stock to its directors, valued at $34,000, for services rendered to Tree Top. The shares were issued on November 1, 2007.

On December 6, 2007,  the board of directors  authorized  the issuance of 50,000 shares  of  common  stock to its  attorney,  valued at  $100,000,  for  services rendered to Tree Top.

On December 17, 2007, Tree Top issued 500,000 shares of common stock relating to the exercise of 500,000 options.  Tree Top received proceeds totaling $125,000.

2007 OMNIBUS Stock and Incentive Plan

On September 24, 2007, the board of directors authorized the creation of the 2007 Omnibus Stock and Incentive Plan (the "2007 Plan").  The 2007 Plan was approved by the stockholders on November 28, 2007.  An aggregate of 6 million shares of common stock are reserved for issuance and available for awards under the 2007 Plan.

Awards under the 2007 Plan may include  non-qualified  stock options,  incentive stock options,  stock appreciation rights ("SARs"),  restricted shares of common stock,  restricted units and performance  awards. For a complete description of the Plan, see Tree Top's Form 8-K filed with the SEC on November 7, 2007.

Other Stock Options

The stock options authorized by Tree Top prior to the acquisition by the Company are accepted by the combined company and included in the following disclosure. On October 1, 2007, Tree Top issued three-year options to purchase a total of  2 million shares of its common stock at an exercise price of $.25 per share to two outside consultants.  Each stock option was sold for a price of $.10 per option for a total of $200,000.  The options expire on September 30, 2010.  The term of the options is divided into two periods, the Primary Option Period which is from October 1, 2007 through September 30, 2008 and the Secondary Option Period which is from October 1, 2008 through September 30, 2010. The exercise of the options has been restricted during the Primary Option Period.  The option holders can only exercise a maximum of 250,000 shares during any calendar quarter through September 30, 2008. Therefore, during the entire Primary Option Period, the option holders can each exercise a maximum of 1 million shares of common stock. There are no restrictions during the Secondary Option period. The fair value of the options as calculated under the Black-Scholes model totaled $1,694,298.  For the year ended December 31, 2007, Tree Top recognized $1,494,298 of compensation expense related to these options.

On October 1,  2007,  pursuant  to his  employment  agreement  (see Note 9), Tree Top  issued  five-year  options to David  Reichman to  purchase  1.2 million shares of its common  stock at an exercise  price of $.55 per share.  The shares vest in 24 equal installments of 50,000 stock options each, commencing on October 1, 2007.  The fair value of the options as calculated under the Black-Scholes model totaled $1,009,678.  For the year ended December 31, 2007, Tree Top recognized $126,210 of compensation expense.

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

Litigation

Tree Top was a defendant in a lawsuit from a supplier alleging nonpayment of amounts owed for services rendered. The amount asserted was $300,000. Tree Top reflected this amount in accounts payable at December 31, 2000. Management settled this lawsuit on November 30, 2001 and issued a note payable for $18,000 due September 1, 2002 with interest at 6% per annum in full settlement of this claim. As reflected in Notes Payable, the amount due on this note remains unpaid, and management has indicated that it has received no demand for payment from this note holder.

Tree Top was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $50,100. Management vigorously defended itself in this action alleging that no contract existed and that services were not rendered for the asserted amount. However, Tree Top included this amount in accounts payable at December 31, 2001. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. Tree Top recorded gain on debt settlement of $34,100 arising from this agreement in the second quarter of 2002. Tree Top defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. Tree Top adjusted the gain it recorded in the prior quarter during the three months ended September 30, 2002, and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2006.

Tree Top was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2007 and December 31, 2006.

Tree Top was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and Tree Top has included this amount in accounts payable.

Tree Top was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2007 and December 31, 2006.

Tree Top was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. The amount asserted was $40,000. Management believed the suit was without merit and has counterclaimed for damages and equitable relief against the plaintiff. Management has executed a note payable to this plaintiff for the amount claimed which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, Tree Top has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2007.

All of these lawsuits were filed against Tree Top prior to May 2003, and prior to current management’s ascension to their management positions with Tree Top.

 Employment Agreement

Effective October 1, 2007, Tree Top entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman will be paid an annual salary of $250,000, payable in semi-monthly installments of $10,417. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the board of directors and received stock options to purchase 1.2 million shares of common stock as discussed above.   As of December 31, 2007, included in Accrued Expenses is $62,500 of salary due under the employment agreement.

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

On June 11, 2001, Tree Top received written notification from a stockholder who wishes to recoup his $10,400 investment in a private placement of common stock of Tree Top that he made in May 1999, and another investment of $2,500 in a private offering of Series A warrants in December 1999. The stockholder alleges that these investments were not suitable for him. There has been no further action with regard to this matter during 2003 or 2004 and Tree Top continues to assert that the claim is without merit.

NOTE 10- SUBSEQUENT EVENTS

On December 26, 2007, the board of directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an at an exercise price of $4.50 per share, expiring in 2018.  The options vest 1/24th upon grant and then 1/24th each subsequent month.

NOTE 11 - ACQUISITION

Effective November 1, 2007, Tree Top closed its Agreement and Plan of Reorganization with the Company, pursuant to which Tree Top acquired all of the issued and outstanding shares of the Company. At closing, the stockholders of the Company received 68 million shares of Tree Top's common stock which represented 98.6% of the outstanding post-agreement common stock of Tree Top.  Accordingly, the Company was considered the accounting acquirer and the business combination is accounted for as a reverse acquisition. All financial history prior to the reverse acquisition is that of the accounting acquirer, the Company.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Cash	$44,303
Accounts payable and accrued expenses	(98,865)
Amounts due from related party	167,562
Note payable	(113,000)
$-
The disclosure of shares issued and outstanding for Tree Top has been restated to inception as though a forward stock split had occurred.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer has concluded that, while we have disclosure controls and procedures designed to ensure that information we are required to include in the reports that we file or submit under the Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure, such controls and procedures were ineffective as of December 31, 2007, only as related to the determination of how certain transactions are to be reported in our financial statements.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer has concluded that our internal control over financial reporting was substantially effective as of December 31, 2007, except as related to the determination of how certain transactions should be reported.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal year, our Chief Executive Officer and Principal Accounting Officer has determined that there are no changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

TTI’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within TTI have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Despite the restatement, our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-KSB.  Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2009	TREE TOP INDUSTRIES, INC.

By: \s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ David Reichman	Dated: March 12, 2009
David Reichman, Chairman of the Board,
Chief Executive Officer, President
Chief Financial Officer, and Secretary

By: \s\ Frank Benintendo	Dated: March 12, 2009
Frank Benintendo, Director

By: \s\ Michael Valle	Dated: March 12, 2009
Michael Valle, Director

By: \s\ Don Gilbert	Dated: March 12, 2009
Don Gilbert, Director