Form 10-K/A
period 2007-12-31
TREE TOP INDUSTRIES, INC.
filed 2009-04-03
CIK 356590

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

PART I

ITEM 1.                      BUSINESS

General

This Annual Report on Form-10KSB for the year ended December 31, 2007 (the “Form 10-KSB”), was initially amended because we, along with our independent auditors and legal counsel, determined that the transaction between Tree Top Industries, Inc. (“TTI”) and Ludicrous, Inc. (“Ludicrous”, and together with TTI, “we”), which was previously reported as a purchase, should instead be treated as a reverse merger.  The financial statements have been restated to account for the change in treatment. The Form 10-KSB has been amended further in order to conform the entire document to the change in the reporting of this transaction and to more fully and accurately disclose the information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure related to our internal controls and procedures and controls over financial reporting.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer), pursuant to Rule13a-15(b) promulgated under the Exchange Act.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer has concluded that our controls and procedures were ineffective as of December 31, 2007.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer has concluded that our internal control over financial reporting was ineffective as of December 31, 2007.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were ineffective at that reasonable assurance level, as of the end of the period covered by this Form 10-KSB.  Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2009	TREE TOP INDUSTRIES, INC.

By: \s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ David Reichman	Dated: March 31, 2009
David Reichman, Chairman of the Board,
Chief Executive Officer, President
Chief Financial Officer, and Secretary

By: \s\ Frank Benintendo	Dated: March 31, 2009
Frank Benintendo, Director

By: \s\ Michael Valle	Dated: March 31, 2009
Michael Valle, Director

By: \s\ Don Gilbert	Dated: March 31, 2009
Don Gilbert, Director