Form 10-Q/A
period 2008-03-31
TREE TOP INDUSTRIES, INC.
filed 2009-04-13
CIK 356590

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

Commission File Number: 000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA		83-0250943
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

511 Sixth Avenue, Suite 800, New York, New York 10011
(Address of principal executive offices) (Zip Code)

(775) 261-3728
Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated  filer, or a smaller reporting company. See definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

As of March 31, 2008 the number of shares outstanding of the registrant's class of common stock was 72,328,400.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$727,201	$435,858
Work-in-progress	20,848	-
Employee advances	13,800	6,400
Total Current Assets	761,849	442,258

PROPERTY AND EQUIPMENT, NET	85,765	71,973

OTHER ASSETS
Security deposit	12,424	12,424
Total Other Assets	12,424	12,424

TOTAL ASSETS	$860,038	$526,655

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$382,509	$363,451
Accrued expenses	395,252	344,591
Accrued interest payable	47,292	45,560
Due to officers and directors	15,122	170,367
Notes payable	113,000	113,000
Total Current Liabilities	953,175	1,036,969

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 73,427,791 and 72,327,791 shares issued and outstanding	7,343	7,233
Additional paid-in capital	6,788,628	5,139,775
Deficit accumulated during the development stage	(6,889,108)	(5,657,322)
Total Stockholders’ Equity (Deficit)	(93,137)	(510,314)

TOTAL LIABLITIES & STOCKOLDERS’ EQUITY (DEFICIT)	$860,038	$526,655

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2008	From Inception on August 1, 2007 through March 31, 2008
REVENUES, net	$-	$-

COST OF SALES, net	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
General and administrative	224,629	2,845,725
Officer compensation	250,991	2,778,701
Professional fees	749,905	1,256,043
Depreciation	4,185	5,794

Total Operating Expenses	1,229,710	6,886,263

OPERATING LOSS	(1,229,710)	(6,886,263)

OTHER INCOME (EXPENSES)

Interest expense	(2,076)	(2,845)

Total other Income (Expenses)	(2,076)	(2,845)

LOSS BEFORE INCOME TAXES	(1,231,786)	(6,889,108)
INCOME TAX EXPENSE	-	-

NET LOSS	$(1,231,786)	$(6,889,108)

BASIC LOSS PER SHARE	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	72,580,538

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2007 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of founder shares at inception at $0.007per share	-	-	68,000,000	68,000	432,000	-	500,000

Shares issue in recapitalization	-	-	987,791	988	(988)	-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298	-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000	-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210	-	126,210

Exercise of stock options at $0.25 per share	-	-	500,000	500	124,500	-	125,000

Shares issued for services at $0.85 per share	-	-	2,590,000	2,590	2,198,910	-	2,201,500

Shares issued for services at $2.00 per share	-	-	250,000	250	499,750	-	500,000

Change in par value to $0.001	-	-	-	(65,095)	65,095	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(5,657,322)	(5,657,322)

Balance, December 31, 2007	-	-	72,327,791	7,233	5,139,775	-	(510,314)

Exercise of stock options at $0.25 per share	-	-	1,100,000	110	724,890	-	725,000

Stock options issued for services	-	-	-	-	923,963	-	923,963

Net loss for the three months ended March 31, 2008	-	-	-	-	-	(1,231,786)	(1,231,786)

Balance March 31, 2008	-	$-	73,427,791	$7,343	$6,788,628	$(6,889,108)	$(93,137)

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2008	From Inception on August 1, 2007 through March 31, 2008

OPERATING ACTIVITIES

Net loss	$(1,231,786)	$(6,889,108)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,185	5,794
Stock options and warrants granted for services rendered	923,963	2,544,471
Common stock issued for services rendered	-	2,701,500
Change in operating assets and liabilities
(Increase) Decrease in work-in-progress	(20,848)	(20,848)
(Increase) Decrease in employee advances	(7,400)	(13,800)
(Increase) Decrease in security deposits	-	(12,424)
Increase (Decrease) in accounts payable and accrued expenses	71,451	726,188

Net Cash Used in Operating Activities	(260,435)	(958,227)

INVESTING ACTIVITIES

Cash received in acquisition	-	44,303
Cash paid for fixed assets	(17,977)	(91,559)
		(47,256)
Net Cash Used in Investing Activities	(17,977)

FINANCING ACTIVITIES

Repayment of related party loans	(193,365)	(253,120)
Cash received from issuance of common stock	725,000	1,550,000
Cash received from related party loans	38,120	435,804

Net Cash Provided by Financing Activities	569,755	1,732,684

NET DECREASE IN CASH	291,343	727,201

CASH AT BEGINNING OF PERIOD	435,858	-

CASH AT END OF PERIOD	$727,201	$727,201

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Three Months Ended March 31, 2008	From Inception on August 1, 2007 through March 31, 2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$567	$567
Income Taxes	$-	$-

NON-CASH TRANSACTIONS
Common Stock issued for services	$-	$2,701,500

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. INTERIM PRESENTATION

    Initially, we reported the transaction between Tree Top Industries, Inc. (the “Company”) and Ludicrous, Inc. (“Ludicrous”) as a purchase.  Subsequently, the Company, along with the independent auditors and legal counsel, determined that such transaction should instead be treated as a reverse merger.  The financial statements were restated to account for the change in treatment.

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

4. EARNINGS (LOSS) PER SHARE

    The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No.128 (SFAS 128), "Earning Per Share". Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The calculation of basic and diluted income (loss) per share is as follows:

TREE TOP INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended 2008

Net income (loss)	$(1,231,786)

Weighted average shares outstanding – basic	72,580,538

Net income (loss) – per share – basic	$(0.02)

Weighted average shares outstanding – basic	72,580,538

Weighted average shares outstanding – diluted	72,580,538

Net income (loss) – per share – diluted	$(0.02)

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

7. STOCKHOLDERS' EQUITY

    On December 26, 2007, the Company's Board of Directors approved for issuance 250,000 stock options  to each of its four directors, to be issued effective January 1, 2008, with an at an exercise price of $4.50 per share, expiring October 8, 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $1,993,000. For the three months ended March 31, 2007, the Company recognized $249,125 of compensation expense related to these options. The fair value of these options was determined using the following assumptions:  risk free rate of 3.39%, no dividend yield, an expected life o five years and a volatility factor of 271.7%.

    During the three months ended March 31, 2008, the Company recorded the value of 1,000,000 stock options issued to a shareholder with an at an exercise price of $1.00 per share, expiring October 8, 2008. The fair value of the options as calculated under the Black-Scholes model totaled $548,628 which was recorded as compensation expense.  The fair value of these options was determined using the following assumptions: risk free rate of 4.33%, no dividend yield, an expected life of five years and a volatility factor of 275.6%.

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

    During the three months ended March 31, 2008, 1,100,000 shares of the Company's common stock were issued in exchange for the exercise of stock options:

DATE	OPTIONS EXERCISED	PROCEEDS

January 16, 2008	250,000	$62,500

March 26, 2008	250,000	62,500

March 26, 2008	600,000	600,000

Total	1,100,000	$725,000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the period ended March 31, 2008 (the “Form 10-Q”), was initially amended to state that the Chief Executive Officer and Principal Accounting Officer of Tree Top Industries, Inc. (“TTI”) concluded that TTI’s disclosure controls and procedures were ineffective and there were material weaknesses in the internal controls over financial reporting.  The Form 10-Q has been amended further in order to conform the entire document to a change in the reporting, from a purchase to a reverse merger, of a transaction TTI between TTI and Ludicrous, Inc. (“Ludicrous”, and together with TTI, “we”) and to more fully and accurately disclose the information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure related to our internal controls and procedures and controls over financial reporting.

CAUTIONARY STATEMENTS

         This Form 10-Q/A may contain "forward-looking statements, “as that term is used in federal securities laws, about Ludicrous’ consolidated financial condition, results of operations and business. These statements include, among others:

statements concerning the potential benefits that may be experienced from business activities and certain transactions contemplated or completed; and

statements of our expectations, beliefs, future plans and strategies, anticipated  developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q/A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q/A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

(a)	volatility or decline of TTI’s stock price;

(b)	potential fluctuation of quarterly results;

(c)	failure to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;

(e)	failure to commercialize our technology or to make sales;

(f)	decline in demand for our products and services;

(g)	rapid adverse changes in markets;

(h)	litigation with or legal claims and allegations by outside parties against TTI or Ludicrous, including but not limited to challenges to intellectual property rights;

(i)	insufficient revenues to cover operating costs;

(j)	failure of the NetThruster.com(R) to operate properly

(k)	competition from other businesses and technologies that materially adversely impacts our operations, financial condition and business performance.

    There is no assurance that we will be profitable, we may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, we may not be able to obtain customers for its products or services, our products and services  may become obsolete, government regulation may hinder our business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of outstanding warrants and stock options, and other risks inherent in our businesses.

    Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q/A. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward looking statements that we, or persons acting on our behalf, may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward looking statements to reflect events or circumstances after the date of this Form 10-Q/A, or to reflect the occurrence of unanticipated events.

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

    We are in the process of reevaluating and reorienting our business. With NetThruster, Ludicrous has successfully broadcast live streaming video of events pursuant to event based contracts resulting in minimal revenue to date. This capability may be used by another TTI subsidiary, MLN,Inc., a Delaware corporation(“MLN”), in the  operation of MLN's new Internet website. NetThruster also has worked out the necessary hardware equipment designs to support the Internet background logistics of MLN’s coming website, My Lord’s Network.  NetThruster may be employed to implement and maintain the website's operational equipment.

    The operation of this website is the primary business of MLN. MLN has completed the research and planning necessary to create the website and its supporting business. The focus of the website is the worldwide Christian community but with the initial enrollment emphasis on Christians in the United States. The website is designed to facilitate interaction between enrolled individual members and, in addition, provide information about Christian churches, both their location and events. MLN plans to contract for creation of the initial website and expects to make its revenues through the ongoing operation of the website (through subscriptions fees and advertising).

    My Lord’s Network will be designed to bring together members of the Christian community in an arena that provides an opportunity for online social networking and information about church activities across the community. It will strive to provide up-to-date information from its church and ministry members to the individual members. It plans to offer Christian-oriented contemporary news as well.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

    We had revenue in the first three months of 2008 of $0. The lack of revenue is due to TTI becoming a software development company for which no revenue has yet been generated.

    Our operating expenses were $1,229,710 in the first three months of 2008, primarily due to stock based compensation expense to officers, directors and a shareholder aggregating $923,963, and the ramp up of TTI’s software development business and associated general and administrative expenses. Our net loss was $1,231,786 in the three months ended March 31, 2008.

CAPITAL RESOURCES

    TTI’s cash position was $727,201 at March 31, 2008 compared to $435,858 at December 31, 2007. The increase in cash is attributable to cash proceeds from the exercise of stock options of $725,000, offset by repayments of officer's loans and cash utilized in operating activities.

    As of March 31, 2008, TTI had current assets of $761,849 and current liabilities of $953,175.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Principal Accounting Officer.

    We maintain a set of disclosure controls and procedures which were designed to ensure that information required to be disclosed by TTI in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's (“SEC”)rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

    Based upon his evaluation as of the end of the period covered by this report, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are not effective to ensure that information  required to be included in our periodic  filings with the  SEC  are  recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, nor to ensure that information we are required to include in the reports that we file or submit under the Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure, both due to certain weaknesses in the internal control over our financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

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

We have been deficient in our interpretation of generally accepted accounting principles ("GAAP") and in verifying our interpretations by conferring with additional qualified outside consultants, as well as our independent certified public accountants. In particular, we were deficit in our interpretation of the application of GAAP to our business combination with Ludicrous, and the effect of our voting trust agreements on the manner in which we would report that business combination under GAAP.

    Because of the material weaknesses noted above, management, including our Chief Executive Officer and our Principal Accounting Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the INTERNAL CONTROL OVER FINANCIAL REPORTING -GUIDANCE FOR SMALLER PUBLIC COMPANIES. Accordingly, TTI restated its financial statements for the fiscal quarter ending March 31, 2008.

    We are in the process of implementing remediation efforts with respect to the material weaknesses which include:

The establishment of a system of external verification of our interpretations of GAAP with respect to all of our financial reporting obligations, by retaining and conferring with our private certified public accountant, who is now an outside consultant to TTI, in conjunction with ongoing consultation with our independent certified public accounting firm that performs the audit of our financial statements.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

    Other than the modification to our internal controls over financial reporting which established a verification procedure, including conferring with qualified outside professional consultants, to verify our ongoing interpretation of GAAP, as described above, there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially  affected, or are reasonable  likely to materially affect, our internal controls over financial reporting.

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

    Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were ineffective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q/A. Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 1A.-RISK FACTORS

    WE DID NOT TIMELY FILE WITH THE SEC OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007. AS A RESULT OF THIS DELAYED FILING, WE ARE CURRENTLY INELIGIBLE TO USE FORM S-3 TO REGISTER SECURITIES WITH THE SEC IN CAPITAL-RAISING TRANSACTIONS, WHICH MAY ADVERSELY AFFECT OUR COST OF FUTURE CAPITAL.

    We did not timely file with the SEC our Form 10-KSB for the fiscal year ended December 31, 2007.  Although we are now current in our filings with the SEC, because our Form 10-KSB was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of the delayed filing of our Form 10-KSB, we are ineligible to use a "short form" registration statement on Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.

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

TREE TOP INDUSTRIES, INC.

Date: April 9, 2009	By:	/s/ David Reichman
David Reichman, Chief Executive Officer and Chairman (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ David Reichman
	David Reichman, Chairman of the Board, Chief Executive Officer, President Chief Financial Officer, and Secretary	Date: April 9, 2009

By:	/S/ Frank Benintendo	Date: April 9, 2009
Frank Benintendo, Director

By:	/S/ Michael Valle	Date: April 9, 2009
Michael Valle, Director

By:	/S/ Don Gilbert	Date: April 9, 2009
Don Gilbert, Director

By:	/S/ Christopher Cecil	Date: April 9, 2009
Christopher Cecil