Form 10-Q/A
period 2008-06-30
TREE TOP INDUSTRIES, INC.
filed 2009-04-13
CIK 356590

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
(Address of principal executive offices) (Zip Code)

(310) 601-4595
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

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,"  "accelerated filer" and “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

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

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$314,330	$435,858
Work-in-progress	6,260	-
Employee advances	13,469	6,400
Total Current Assets	334,059	442,258

PROPERTY AND EQUIPMENT, NET	131,466	71,973

OTHER ASSETS
Security deposit	12,424	12,424
Total Other Assets	12,424	12,424

TOTAL ASSETS	$477,949	$526,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$392,172	$363,451
Accrued expenses	392,353	344,591
Accrued interest payable	47,292	45,560
Due to officers and directors	12,225	170,367
Notes payable	113,000	113,000
Total Current Liabilities	957,042	1,036,969

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 48,828,400 and 72,327,791 shares issued and outstanding	4,883	7,233
Additional paid-in capital	6,791,088	5,139,775
Deficit accumulated during the development stage	(7,275,064)	(5,657,322)
Total Stockholders’ Equity (Deficit)	(479,093)	(510,314)

TOTAL LIABLITIES & STOCKOLDERS’ EQUITY	$477,949	$526,655

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2008	From Inception on August 1, 2007 through June 30, 2008
REVENUES, net	$-	$-	$-

COST OF SALES, net	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES

General and adminsitrative	273,925	498,554	3,119,650
Officer compensation	62,500	313,491	2,841,201
Professional fees	45,329	795,234	1,301,372
Depreciation	4,053	8,238	9,847

Total Operating Expenses	385,807	1,615,517	7,272,070

OPERATING LOSS	(385,807)	(1,615,517)	(7,272,070)

OTHER INCOME (EXPENSES)

Interest expense	(149)	(2,225)	(2,994)

Total Other Income (Expenses)	(149)	(2,225)	(2,994)

LOSS BEFORE INCOME TAXES	(385,956)	(1,617,742)	(7,275,064)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(385,956)	$(1,617,742)	$(7,275,064)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	59,371,257	65,976,202

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2007 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of founder shares at inception at $0.007 per share	-	-	68,000,000	68,000	432,000	-	500,000

Shares issue in recapitalization	-	-	987,791	988	(988)	-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298	-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000	-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210	-	126,210

Exercise of stock options at $0.25 per share	-	-	500,000	500	124,500	-	125,000

Shares issued for services at $0.85 per share	-	-	2,590,000	2,590	2,198,910	-	2,201,500

Shares issued for services at $2.00 per share	-	-	250,000	250	499,750	-	500,000

Change in par value to $0.001	-	-	-	(65,095)	65,095	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(5,657,322)	(5,657,322)

Balance, December 31, 2007	-	-	72,327,791	7,233	5,139,775	(5,657,322)	(510,314)

Fractional shares	-	-	609	-	-	-	-

Exercise of stock options at $0.25 per share	-	-	1,100,000	110	724,890	-	725,000

Common stock cancelled	-	-	(24,600,000)	(2,460)	2,460	-	-

Stock options issued for services	-	-	-	-	923,963	-	923,963

Net loss for the six months ended June 30, 2008	-	-	-	-	-	(1,617,742)	(1,617,742)

Balance June 30, 2008	-	$-	48,828,400	$4,883	$6,791,088	$(7,275,064)	$(479,093)

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2008	From Inception on August 1, 2007 through June 30, 2008

OPERATING ACTIVITIES

Net loss	$(1,617,742)	$(7,275,064)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,238	9,847
Stock options and warrants granted for services rendered	923,963	2,544,471
Common stock issued for services rendered	-	2,701,500
Change in operating assets and liabilities:
(Increase) Decrease in work-in-progress	(6,260)	(6,260)
(Increase) Decrease in employee advances	(7,069)	(13,469)
(Increase) Decrease in security deposits	-	(12,424)
Increase (Decrease) in accounts payable and accrued expenses	75,318	730,055

Net Cash Used in Operating Activities	(623,552)	(1,321,344)

INVESTING ACTIVITIES

Cash received in acquisition	-	44,303
Cash paid for fixed assets	(67,731)	(141,313)

Net Cash Used in Investing Activities	(67,731)	(97,010)

FINANCING ACTIVITIES

Repayment of related party loans	(193,365)	(253,120)
Cash received from issuance of common stock	725,000	1,550,000
Cash received from related party loans	38,120	435,804

Net Cash Provided by Financing Activities	569,755	1,732,684

NET DECREASE IN CASH	(121,528)	314,330

CASH AT BEGINNING OF PERIOD	435,858	-

CASH AT END OF PERIOD	$314,330	$314,330

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Six Months Ended June 30, 2008	From Inception on August 1, 2007 through June 30, 2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$567	$567
Income Taxes	$-	$-

NON-CASH TRANSACTIONS
Common Stock issued for services	$-	$2,701,500

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

    The December 31, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, its results of operations for the three months and six months ended June30, 2008 and its cash flows for the six months ended June 30, 2008.

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

	Three Months Ended	Six Months Ended
	June
	2008	2007
Net income (loss)	$(385,956)	$(1,617,742)

Weighted average shares outstanding - basic	59,371,257	65,976,202

Net income (loss) - per share - basic	$(0.02)	$(0.02)

Weighted average shares outstanding - basic Dilutive options	-	-

Weighted average shares outstanding - diluted	59,371,257	65,976,202

Net income (loss) - per share - diluted	$(0.02)	$(0.02)

5. NOTES PAYABLE

    Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At June 30, 2008, notes payable amounted to $113,000. The notes payable were assumed in the acquisition of the Company.

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

TREE TOP INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
7. STOCKHOLDERS' EQUITY

    On December 26, 2007, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an exercise price of $4.50 per share, expiring October 8, 2008. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $1,993,000. For the six months ended June 30, 2008, the Company recognized $249,125 of compensation expense related to these options. The fair value of these options was determined using the following assumptions: risk free rate of 3.39%, no dividend yield, an expected life of five years and a volatility factor of 271.7%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q for the period ended June 30, 2008 (the “Form 10-Q”),was initially amended in order to conform to changes made to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 of Tree Top Industries, Inc. (“TTI”) in response to comments from the Securities and Exchange Commission (“SEC”).This Form 10-Q/A has been amended further in order to more fully and accurately disclose the information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure related to our internal controls and procedures and controls over financial reporting.

CAUTIONARY STATEMENTS

    This Form 10-Q/A may contain "forward-looking statements," as that term is used in federal securities laws, about Tree Top Industries, Inc.'s financial condition, results of operations and business. These statements include, among others:

  statements concerning the potential benefits that TTI (also, the  "Company") may experience from its business activities and certain transactions it contemplates or has completed; and
  statements of TTI's expectations, beliefs, future plans and strategies, anticipated  developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q/A. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q/A. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause TTI's actual results to be materially different from any future results expressed or implied by TTI in those statements. The most important facts that could prevent TTI from achieving its stated goals include, but are not limited to, the following:

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

    The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long-term debt financing to attempt to overcome its working capital deficit. The Company will need between $150,000 and $200,000 annually to maintain its reporting obligations. Financing options may be available to the Company either via a private placement or through the public sale of stock. The Company will seek to raise sufficient capital to market NetThruster.com and to sustain monthly operations. There is no assurance, however, that the available funds will be available or adequate. Its need for additional financing is likely to persist.

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

    We maintain a set of disclosure controls and procedures which were designed to ensure that information required to be disclosed by TTI in the reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

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

    At the end of 2007, Section 404 of the Sarbanes-Oxley Act required our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2009, our independent registered public accountants will be required to audit management's assessment. We completed our assessment for the fiscal year ended December 31, 2007 and identified the following material weaknesses which continued to exist at the end of our first fiscal quarter ending on June 30, 2008:

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

    Because of the material weaknesses noted above, management, including our Chief Executive Officer and our Principal Accounting Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the INTERNAL CONTROL OVER FINANCIAL REPORTING -GUIDANCE FOR SMALLER PUBLIC COMPANIES. Accordingly, TTI restated its financial statements for the fiscal quarter ending June 30, 2008.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    One of TTI's shareholders has harassed the Company both in private and in public, as well as its officers and the officers of one of the Company's subsidiaries, in an apparent attempt to civilly extort money from the Company. To address the allegedly libelous claims made by the shareholder, TTI has filed suit in United States District Court. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder's actions. TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation.

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

    None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREE TOP INDUSTRIES, INC.

Dated: April 9, 2009	By:	/s/ David Reichman
David Reichman
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