Form 10-Q/A
period 2008-09-30
TREE TOP INDUSTRIES, INC.
filed 2009-04-13
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2008

                                       or

☐TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2008 the number of shares outstanding of the registrant's class of common stock was 47,328,400.

	TABLE OF CONTENTS
		PAGES
PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1
	Consolidated Statements of Operations for the Three Months Ended September 30, 2008, the Nine Months Ended September 30, 2008, from Inception, August 1, 2007, through September 30, 2007, and from Inception, August 1, 2007, through September 30, 2008 (Unaudited)	2
	Consolidated Statements of Stockholders' Equity (Deficit) from Inception through September 30, 2008 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008, from Inception, August 1, 2007, through September 30, 2007, and from Inception, August 1, 2007, through September 30, 2008 (Unaudited)	4
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	12

PART II.	OTHER INFORMATION	14

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

	SIGNATURES	15

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consoldiated Balance Sheets

ASSETS
	September 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS
Cash	$144,076	$435,858
Employee advances	367	6,400
Total Current Assets	144,443	442,258

PROPERTY AND EQUIPMENT, NET	128,228	71,973

OTHER ASSETS
Security deposit	12,424	12,424
Total Other Assets	12,424	12,424

TOTAL ASSETS	$285,095	$526,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$412,212	$363,451
Accrued expenses	371,443	344,591
Accrued interest payable	48,158	45,560
Due to officers and directors	15,122	170,367
Notes payable	113,000	113,000
Total Current Liabilities	959,935	1,036,969

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized 48,828,400 and 72,327,791 shares issued and outstanding	4,883	7,233
Additional paid-in capital	7,040,213	5,139,775
Deficit accumulated during the development stage	(7,719,936)	(5,657,322)
Total Stockholders’ Equity (Deficit)	(674,840)	(510,314)

TOTAL LIABLITIES & STOCKOLDERS’ EQUITY	$285,095	$526,655

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2008	From Inception on August 1, 2007 through September 30, 2007	For the Nine Months Ended September 30, 2008	From Inception on August 1, 2007 through September 30, 2007	From Inception on August 1, 2007 through September 30, 2008
REVENUES, net	$2,967	$-	$2,967	$-	$2,967

COST OF SALES, net	-	-	-	-	-

GROSS PROFIT	2,967	-	2,967	-	2,967

OPERATING EXPENSES

General and administrative	396,294	5,826	894,848	5,826	3,515,944
Officer compensation	-	-	313,491	-	2,841,201
Professional fees	45,909	-	841,143	-	1,347,281
Depreciation	3,920	-	12,158	-	13,767

Total Operating Expenses	446,123	5,826	2,061,640	5,826	7,718,193

OPERATING LOSS	(443,156)	(5,826)	(2,058,673)	(5,826)	(7,715,226)

OTHER INCOME (EXPENSE)

Interest expense	(1,716)	-	(3,941)	-	(4,710)

Total Other Income (Expenses)	(1,716)	-	(3,941)	-	(4,710)

LOSS BEFORE INCOME TAXES	(444,872)	(5,826)	(2,062,614)	(5,826)	(7,719,936)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(444,872)	$(5,826)	$(2,062,614)	$(5,826)	$(7,719,936)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	48,828,400	68,000,000	56,600,297	68,000,000

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2007 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of founder shares at inception at $0.007 per share	-	-	68,000,000	68,000	432,000	-	500,000

Shares issue in recapitalization	-	-	987,791	988	(988)	-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298	-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000	-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210	-	126,210

Exercise of stock options at $0.25 per share	-	-	500,000	500	124,500	-	125,000

Shares issued for services at $0.85 per share	-	-	2,590,000	2,590	2,198,910	-	2,201,500

Shares issued for services at $2.00 per share	-	-	250,000	250	499,750	-	500,000

Change in par value to $0.001	-	-	-	(65,095)	65,095	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(5,657,322)	(5,657,322)

Balance, December 31, 2007	-	-	72,327,791	7,233	5,139,775	(5,657,322)	(510,314)

Fractional shares	-	-	609	-	-	-	-

Exercise of stock options at $0.25 per share	-	-	1,100,000	110	724,890	-	725,000

Common stock cancelled	-	-	(24,600,000)	(2,460)	2,460	-	-

Stock options issued for services	-	-	-	-	1,173,088	-	1,173,088

Net loss for the nine months ended September 30, 2008	-	-	-	-	-	(2,062,614)	(2,062,614)

Balance September 30, 2008	-	$-	48,828,400	$4,883	$7,040,213	$(7,719,936)	$(674,840)

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2008	From Inception on August 1, 2007 through September 30, 2007	From Inception on August 1, 2007 through September 30, 2008

OPERATING ACTIVITIES

Net loss	$(2,062,614)	$(5,826)	$(7,719,936)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,158	-	13,767
Stock options and warrants granted for services rendered	1,173,088	-	2,793,596
Changes in operating assets and liabilities:	-	-	2,701,500
(Increase) Decrease in employee advances	6,033	-	(367)
(Increase) Decrease in security deposits	-	(12,424)	(12,424)
Increase (Decrease) in accounts payable and accrued expenses	78,211	-	732,948

Net Cash Used in Operating Activities	(793,124)	(18,250)	(1,490,916)

INVESTING ACTIVITIES
Cash received in acquisition	-	-	44,303
Cash paid for property and equipment	(68,413)	(6,036)	(141,995)

Net Cash Used in Investing Activities	(68,413)	(6,036)	(97,692)

FINANCING ACTIVITIES
Repayment of related party loans	(193,365)	-	(253,120)
Cash received from issuance of common stock	725,000	500,000	1,550,000
Cash received from related party loans	38,120	-	435,804

Net Cash Provided by Financing Activities	569,755	500,000	1,732,684

NET DECREASE IN CASH	(291,782)	475,714	144,076

CASH AT BEGINNING OF PERIOD	435,858	-	-

CASH AT END OF PERIOD	$144,076	$475,714	$144,076

The accompanying notes are an integral part of these consoldiated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

	For the Nine Months Ended September 30, 2008	From Inception on August 1, 2007 through September 30, 2007	From Inception on August 1, 2007 through September 30, 2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR
Interest	$567	$-	$567
Income Taxes	$-	$-	$-

NON CASH TRANSACTIONS

Common stock issued for services	$-	$-	$2,701,500

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

4. EARNINGS (LOSS) PER SHARE

    The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earning per Share". Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur insecurities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The calculation of basic and diluted income (loss) per share for the three months and six months is as follows:

TREE TOP INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	September 30,
	2008	2007
Net income (loss)	$(2,062,614)	$(5,826)

Weighted average shares outstanding - basic	56,600,297	68,000,000

Net income (loss) - per share - basic	$(0.04)	$(0.00)

Weighted average shares outstanding - basic
Dilutive options	-	-

Weighted average shares outstanding - diluted	56,600,297	68,000,000

Net income (loss) - per share - diluted	$(0.04)	$(0.00)

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

6. RELATED PARTY TRANSACTIONS

    Due to officers and directors consists of advances primarily from David Reichman, CEO, President and Chairman of the Company. The advances are due on demand and do not bear interest. The balance owing to Mr. Reichman is $12,225 at September 30, 2008.7.

7.  STOCKHOLDERS' EQUITY

    On December 26, 2007, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an exercise price of $4.50 per share, expiring October 8, 2008. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $1,993,000. For the nine months ended September 30, 2008, the Company recognized $498,250 of compensation expense related to these options. The fair value of these options was determined using the following assumptions: risk free rate of 3.39%, no dividend yield, an expected life of five years and a volatility factor of 271.7%. During the nine months ended September 30, 2008, the Company recorded the value of 1,000,000 stock options issued to a shareholder with an at an exercise price of $1.00 per share, expiring October 8, 2998. The fair value of the options as calculated under the Black-Scholes model totaled $548,628 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 4.33%, no dividend yield, an expected life of five years and a volatility factor of 275.6%.

TREE TOP INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

    The Company also recorded $126,210 of compensation expense relating to the amortization of the October 1, 2007 options issued to David Reichman under his employment contract.

    During the nine months ended September 30, 2008, 1,100,000 shares of the Company’s common stock were issued in exchange for the exercise of stock options:

DATE	OPTIONS EXERCISED	PROCEEDS
January 16, 2008	250,000	$62,500
March 26, 2008	250,000	62,500
March 26, 2008	600,000	600,000
Total	1,100,000	$725,000

8. RECENT PRONOUNCEMENTS

    In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, “ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS-AND INTERPRETATION OF FASB STATEMENT NO. 60". SFAS No. 163 clarifies how Statement60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

    In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

    In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c)how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q for the period ended September 30, 2008 (the “Form 10-Q/A”), was initially amended in order to conform to changes made to the Quarterly Report on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008 of Tree Top Industries, Inc. (“TTI”) in response to comments from the Securities and Exchange Commission (“SEC”). This Form 10-Q/A has been amended further in order to more fully and accurately disclose the information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including the disclosure related to our internal controls and procedures and controls over financial reporting.

CAUTIONARY STATEMENTS

This Form 10-Q/A may contain "forward-looking statements," as that term is used in federal securities laws, about TTI's financial condition, results of operations and business. These statements include, among others:

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

    Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of September 30, 2008 and for the six months then ended.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO FROM INCEPTION THROUGH SEPTEMBER 30, 2007

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

    As of September 30, 2008, the Company had current assets of $144,443and current liabilities of $959,935. Net cash used in operating activities amounted to $948,369 for the nine month period ended September 30, 2008, as compared to $16,554 of net cash provided by operations from inception through September 30, 2007. The primary reason for the higher utilization of cash in 2008 was to fund the new software development business of the Company. Net cash provided by financing activities amounted to a $725,000 and $500,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase in 2008 resulted from the exercise of stock options. The Company had net repayments of officers' loans of $155,245.

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

GOING CONCERN QUALIFICATION

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2007. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification” may make it substantially more difficult to raise capital.

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

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by TTI in reports filed under the Securities Exchange Act of 1934 as amended, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this  information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon his evaluation as of the end of the period covered by this report, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic filings with the SEC are recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to certain weaknesses in the internal control over our financial reporting.

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

Because of the material weaknesses noted above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on INTERNAL CONTROL OVER FINANCIAL REPORTING -GUIDANCE FOR SMALLER PUBLIC COMPANIES issued by ("COSO"). Accordingly, the Company has restated its financial statements for the fiscal quarter ending September 30, 2008, as contained in this Amended Quarterly Report.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

TTI’s shareholders have harassed the Company both in private and in public, as well as its officers and the officers of one of the Company’s subsidiaries, in an apparent attempt to civilly extort money from the Company. To address the allegedly libelous claims made by the shareholder, TTI has filed suit in United States District Court. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder’s actions. TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation.

ITEM 1A.-RISK FACTORS

WE DID NOT TIMELY FILE WITH THE SEC OUR FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007. AS A RESULT OF THIS DELAYED FILING, WE ARE CURRENTLY INELIGIBLE TO USE FORM S-3 TO REGISTER SECURITIES WITH THE SEC IN CAPITAL-RAISING TRANSACTIONS, WHICH MAY ADVERSELY AFFECT OUR COST OF FUTURE CAPITAL.

We did not timely file with the SEC our Form 10-KSB for the fiscal year ended December 31, 2007. Although the filing of this Amended Quarterly Report on Form 10-Q/A will bring us current in our filings with the SEC, because our Form 10-KSB was not filed within the deadline promulgated by the SEC, the filing was not timely under applicable SEC rules. As a result of the delayed filing of our Form 10-KSB, we are ineligible to use a "short form" registration statement on Form S-3 to register securities for sale by us or for resale by other security holders, in capital raising transactions, until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for at least 12 calendar months. In the meantime, for capital raising transactions, we would need to use Form S-1 to register securities with the SEC, or issue such securities in a private placement, which could increase the time and resources required to raise capital during this period.

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