Form 10-K
period 2008-12-31
TREE TOP INDUSTRIES, INC.
filed 2009-04-15
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 000-10210

TREE TOP INDUSTRIES, INC.

Nevada		83-0250943
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

511 Sixth Avenue, Suite 800, New York, New York		10011
(Address of principal executive offices)		(Zip Code)

(775) 261-3728
Registrant’s telephone number, including area code:

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Act).

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $6,200,000 as of March 31, 2009 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 61,328,400 shares outstanding of the registrant’s common stock as of March 31, 2009.

PART I

ITEM 1.        BUSINESS

General

Tree Top Industries, Inc. (“TTI”, “we”, “our”, “us”, “the Company”, “management”) is a Nevada corporation that owns 100% of the issued and outstanding stock of NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”).  TTI was previously known as GoHealth.MD, Inc. (“GoHealth.Md”).  GoHealth.Md was incorporated in Nevada in May 2000.  GoHealth was a web based resource provider for certain alternative health- care oriented professionals. In January 2002, GoHealth.MD, Inc. ceased these operations. TTI continued to exist as a shell company.  NetThruster was formed on August 1, 2007 to engage in the installation and build-out of its network of its proprietary technology for the telecommunications industry. The initial principals of NetThruster spent several years developing and designing the technology prior to NetThruster being incorporated.

NetThruster was formed to be a provider of high-performance content delivery network (“CDN”) services. The technology will be designed to deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, video game and software industries. NetThruster is designing its delivery solution specifically to handle the demanding requirements of delivering rich media content over the Internet. This solution should enable content providers and aggregators to provide their end-users with high-quality experiences across any media type, library size, or audience scale without expending the capital and developing the expertise needed to build and manage their own networks.

This manner of sending entertainment directly from the provider to the end-user works well if the amount of information is relatively small (one to three minutes of low resolution video or audio) and demand for the content is infrequent.  Under these circumstances the host website’s own servers can service a reasonable number of end-users simultaneously.  However, even the delivery of DVD quality motion pictures cannot be supported by most traditional server-based websites.  A different strategy is needed to cope with sending huge amounts of information, and reliably reconstituting that information at the receiving end.  There are companies that specialize in transmission of high quality information in massive amounts such as Limelight Networks®, which does so by utilizing a worldwide network of transmission nodes that splits the information into several streams and reintegrates these streams at the end-user’s destination.

NetThruster believes it is developing the capability to rapidly and reliably send high quality content, on demand, to any Internet destination.  In addition, the information can be safeguarded against theft through the use of NetThruster’s own network.  The information can be transmitted and received in a manner that prohibits copying and understanding by anyone other than the targeted recipient. As a result, when the content is entertainment, there is a built-in safeguard against pirating the information.

History

Effective October 19, 2007, TTI entered into an Agreement and Plan of Reorganization (the “Agreement”) with all of the stockholders of Ludicrous, (currently NetThruster), pursuant to which TTI agreed to acquire all of the issued and outstanding common stock of Ludicrous from the stockholders of Ludicrous in consideration for the issuance of a total of 68,000,000 newly issued shares of TTI’s common stock, allocated among the stockholders of Ludicrous on a pro rata basis.  Accordingly, after the closing of the stock exchange on November 1, 2007 as contemplated by the Agreement, Ludicrous became a wholly owned subsidiary of TTI, and the prior shareholders of Ludicrous became the majority shareholders of TTI.  In the Agreement, the stockholders of Ludicrous agreed to confer upon a designee of TTI, voting power over their shares of TTI’s common stock acquired by them for a period equal to the lesser of (i) two years or (ii) the sale of the common stock by the stockholder in accordance with Rule 144 of the Securities Act of 1933.  However, the shares of the two (2) largest stockholders, James Black, and The Davis Family, who hold an aggregate of over 80% of the issued and outstanding shares of common stock, were each required to execute a two (2) year Lock-up Agreement. The business combination between TTI and Ludicrous closed on November 1, 2007, and David Reichman, the Chief Executive Officer of TTI, was designated by TTI to be the voting trustee for 68,000,000 outstanding shares of TTI currently owned by the prior stockholders of Ludicrous.

Net Thruster

Purpose

NetThruster is in the process of designing NetThruster.com® as a CDN for the distribution of video, music, games and downloads through the Internet. NetThruster’s advanced CDN will be designed to furnish media companies with high-performance, cost-effective delivery of high bandwidth media and software via the Internet.  NetThruster intends to develop a scalable system for distributing high-bandwidth media delivery to large audiences.  Management believes that the delivery solutions will be uniquely tailored to the specific needs of those doing distributed on-demand and live delivery of video, music, games and downloads.

NetThruster plans to distribute massive amounts of numerous forms of digital video, including live streaming user-generated content proliferating on popular video sharing sites, to virtually any Internet-connected device with a screen.  NetThruster content delivery is designed to provide for the distribution and delivery of all digital media formats, including video, music, graphics, and software, with full fidelity (no packet loss), directly to the end user's IP-connected computer or device.

NetThruster streaming media will be designed to offer on-demand and/or live streaming to customers worldwide for all major formats including Windows Media, Flash Video, QuickTime, Real and MP3 audio.  To meet the expectations of today’s users, NetThruster’s content delivery will be designed to enable content providers to make their entire asset libraries available for global distribution to broadband and mobile audiences.  This would allow content providers to focus on giving their audiences what they want, without concern for their delivery infrastructure.

The on-demand and live streaming capabilities are being developed and  may be used by another TTI wholly-owned subsidiary, MLN, Inc. (“MLN”), in the operation of its new website, My Lord’s Network, which is currently under development. NetThruster also has worked out the necessary hardware equipment designs needed to support the Internet background logistics of the My Lord's Network website. NetThruster may be employed to implement and maintain the website's operational equipment.

The primary business of MLN, a Delaware corporation, will be the operation of the My Lord's Network™ website. MLN has completed the research and planning necessary to create the website and its supporting business. The focus of the website is the worldwide Christian community.  It will be designed with the hope of bringing members of the Christian community together in an arena that provides an opportunity for online social networking and interaction between enrolled members, information about church-related events and activities, as well as church locations.  It will also be designed to provide up-to-date information and communication from its church and ministry members to the individual members.  It plans to offer Christian-oriented contemporary news as well.  The initial enrollment plan will emphasize initiatives in Christian communities in the United States.

            The primary business model is a content-based Internet website. Individual members will join for free and receive the basic website services. Individual members may enroll with optional yearly fees for additional premium website services. Individual churches will pay a yearly membership fee for services that will enable a church to upload and update church information including a current event schedule and, for an additional amount, weekly videos of the pastor's sermon. There will be several sources for the site's actual content. Some sources are simple information pages and on-demand video downloads. The website plans to have three basic kinds of information pages: each enrolled individual will have his/her own page; each enrolled church will have its own page; and each enrolled ministry will have its own page. The information contained on each type of page is unique. If a sufficient number of people have joined, it will become profitable to sell advertising since a guaranteed audience should exist. Advertising may be either nationwide (or even worldwide) or local since the website will have geographical information about its members and can target advertising based upon that information.

           MLN also plans to offer live streaming video of selected events of particular interest to Christians.  NetThruster has already demonstrated the capability to capture and broadcast live streaming video at high-definition standards. Because of the costs associated with this feature, these broadcasts will be available to members who have paid a yearly fee, and/or non-members, using various revenue stream models.

           There are also products and services that will be provided, as well as marketed, on the site. Each church page will have location and activity information for that church. Each church has the ability to continually update its activity or event schedule so that when its page is visited, the information will be topical. Each enrolled church will be able to continuously update the church's web page with topical information. The ministry pages will be customized for each ministry and feature information unique to each particular ministry. Many ministries sell products such as books and videos on their own websites and MLN plans to offer these same products on its site.

Structure and Method

The types of data content related to a client vary from one client to another. For most clients, a content delivery network maintains a pre-existing file or set of files that is transmitted upon demand to the end-user. The NetThruster system will be designed to maintain this information in several different formats so that a wide variety of reception devices can be supported, including not only individual computers but also hand-held equipment such as Personal Data Assistants or even cellular telephones. Live video transmission is a feature that NetThruster will also handle as part of its capabilities.

The technology to be implemented by NetThruster has, as one of its features, an array of servers, each containing a copy of the client’s information, in a manner that optimizes transmission to any single end-user, as well as dealing with a very high volume of end-user requests.  For clients with pre-existing video content that is to be distributed, NetThruster is designing its technology so that it can be automated to transcode the content file format. The automation transforms the original information format into necessary formats so the content may be viewed on personal computers, mobile phones or other media devices. At playback time, NetThruster’s system will be designed to determine the format needed by the requesting end-user and transmit the appropriate file format.

The NetThruster system should deliver the highest performance possible using standard existing components and materials. Since it is likely that multiple clients are simultaneously requesting the same information such as streaming video or audio, the NetThruster system should recognize such a situation and respond by optimizing internal server performance to cover these requests with a minimum of actual server accesses. NetThruster shall monitor the fiber optic providers to determine which one is currently providing the least utilized service. Since the fiber optic providers may charge different rates based upon criteria not under control of NetThruster, the NetThruster system allows for internal programming to use less expensive services.

Business Model

NetThruster will work with clients to provide an optimal system for delivering their information to the end-user. NetThruster does not have a “one size fits all” strategy for each client. NetThruster will look at a client’s individual service needs and what is unique about the client’s information or data and then design a solution that optimizes service performance for that client utilizing data transmission over the Internet.

We expect to derive income primarily from the sale of services to potential customers executing contracts with anticipated terms of one year or longer. These contracts are generally expected to commit that customer to a minimum monthly level of usage with additional charges applicable for actual usage above the monthly minimum. We intend to enter into customer contracts that have minimum usage commitments that are based on periods longer than one year. We also intend to realize additional synergies and income by facilitating intercompany service agreements, both long and short term.  We believe that having a consistent and predictable base level of income is important to our financial success. Accordingly, we must maintain a base of recurring revenue contracts and build on that base by adding new customers, and increasing the number of services, features and functionalities for our future customers. Accomplishing these goals requires that we compete effectively in the marketplace on the basis of price, quality and the attractiveness of our services and technology.  In order to establish relationships with new customers, we may from time to time enter into month to month service agreements with them that do not include minimum monthly usage commitments.

Consumption and Distribution of Rich Media Content Expanding

            Multiple forces have created a need to efficiently deliver large files and broadcast-quality media to large audiences over the Internet. These forces include the proliferation of broadband Internet connections and increased broadband speeds and an increase in the number of online video viewers1.  Also, we expect there will continue to be more interactive and engaging online advertising, which, along with the rise in devices that are capable of connecting to the Internet, will further expand the market NetThruster has targeted.

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

Sales, Service and Marketing

NetThruster was formed to conduct a content delivery network business that is based on the NetThruster technology, which was in research and development for several years. NetThruster has only recently marketed its services to prospective customers.  We have not yet hired specific marketing professionals and personnel to design and implement a sales and marketing campaign for us, but we plan to expand our marketing staff as awareness of our product and service offerings increases in the marketplace through our existing relationships and referrals.  We have successfully broadcast live streaming video of events, resulting in minimal revenue to date; however, as of December 31, 2008 we have not yet signed a long term service agreement with a customer.

Research and Development

 Although our staff is limited, we continue to monitor new developments and any emerging technologies.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and other intellectual capital. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations and contractual protections.

As of December 31, 2008, we had received no patents in the United States and no patents in foreign jurisdictions.  We have no pending patent applications in the United States and no pending patent applications in foreign jurisdictions.  We had received no trademarks and had no pending trademark applications in the United States. We had no pending trademark applications in foreign countries and no non-U.S. trademark applications had been issued.

We generally control access to and use of our software and other confidential information through (a) the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners, and (b) domestic and foreign copyright laws.

Competition

The CDN market is highly competitive and is characterized by constantly declining prices and multiple types of vendors offering varying combinations of computing and bandwidth to content providers. Our primary competitors include content delivery service providers such as Limelight Networks, Akamai, Level 3 Communications and Internap Network Services Corporation, which acquired VitalStream. More recently, EdgeCast Networks and BitGravity have entered the marketplace. Also, as a result of the growth of the content delivery market, a number of companies are attempting to enter our market, either directly or indirectly, some of which may become significant competitors in the future. Internationally, we compete with local content delivery service providers, many of which are very well positioned within their local markets.

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

Government Regulation

We are subject to various federal, state and local laws affecting the telecommunications and Internet industries.  Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours The laws relating to the liability of private network operators for information carried on or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us.  Our business is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Employees

As of December 31, 2008, we employed two people on a full-time basis.  Of those two full-time employees, one is employed in an administrative, position, and one is in a technical position.   We project that during the next 12 months, our workforce is likely to increase.  To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer qualified personnel to meet our needs, both locally and from out of the area.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our future customers.

ITEM 2.        PROPERTIES

        TTII current leases approximately 1,250 square feet of office space in Los Angeles, California at a base rate of approximately $3,882 per month pursuant to a lease ending June 30th 2009.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

        TTI’s common stock is quoted through the over-the-counter market on the Financial Industry Regulatory Authority Bulletin Board (“OTC Bulletin Board”) under the symbol “TTII.”  Limited trading has occurred over the past several years.  The following table sets forth high and low sales prices of TTI common stock for each fiscal quarter for the last two fiscal years as reported by the OTC Bulletin Board, based on closing prices.  The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2007

First Quarter ended March 31, 2007	$3.00	$1.50
Second Quarter ended June 30, 2007	$3.50	$1.75
Third Quarter ended September 30, 2007	$2.50	$1.50
Fourth Quarter ended December 31, 2007	$4.50	$0.55

	High	Low
Year Ended December 31, 2008

First Quarter ended March 31, 2008	$14.35	$5.25
Second Quarter ended June 30, 2008	$15.00	$2.00
Third Quarter ended September 30, 2008	$4.00	$2.00
Fourth Quarter ended December 31, 2008	$4.00	$0.27

As of March 31, 2009, there were approximately 798 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts which is unknown. As of March 31, 2009, there were approximately 61,328,400 shares of TTI’s common stock outstanding on record.

Dividends

TTI has not declared or paid any cash dividends on its common stock and do not anticipate paying dividends for the foreseeable future.

Transfer Agent and Registrar

The transfer agent and registrar for TTI’s common stock is ComputerShare Trust, 350 Indiana Street, Suite 800, Golden, Colorado 80401, telephone 303-262-0600 extension 5723.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by during the fiscal quarter ended December 31, 2008.

Sales of Our Unregistered Securities During 2008 Not Previously Disclosed

None.

ITEM 6.                      SELECTED FINANCIAL DATA

Balance Sheet

	December 31, 2008	December 31, 2007	Change

Current Assets	$5,827	$442,258	$(436,431)
Property and Equipment	134,075	71,973	62,102
Other Assets	-	12,424	(12,424)
Total Assets	$139,902	$526,655	$(386,753)

Current Liabilities	$1,140,246	$1,036,969	$103,277

Stockholders’ (Deficit)	$(1,000,344)	$(510,314)	$(490,030)

Statement of Operations
Revenues	$2,967	$-	$2,967
Operating Expenses	4,136,423	5,656,553	(1,520,130)
Other Income (Expenses)	(7,353)	(769)	(6,584)

Net Loss	$(4,140,809)	$(5,657,322)	$(1,516,513)

Basic Loss Per Share	$(0.07)	$(0.08)	$0.01

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K may contain “forward-looking statements,” as that term is used in federal securities laws, aboutNetThruster’s consolidated financial condition, results of operations and business.  These statements include, among others:

•	statements concerning the potential benefits that may be experienced from business activities and certain transactions contemplated or completed; and

•
statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.  These statements may be made expressly in this Form 10-K.  You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-K.  These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements.  The most important facts that could prevent us from achieving its stated goals include, but are not limited to, the following:

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements.  We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K.  The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.  We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

We realized our first revenues of $2,967during the year ended December 31, 2008. We presently do not have a steady source of revenue. Our operating expenses decreased from $5,656,553 in 2007 to $4,136,423 in 2008. The decrease was primarily the result of decreased general and administrative expenses. General and administrative expenses decreased from $2,621,096 to $1,512,222 or 42% because of a decrease in shares of common stock used to pay for services. Professional fees and officer compensation decreased by $306,005 and $129,736, respectively for the same reason. Depreciation expense increased from $1,609 to $26,094 because of the purchase of office equipment in 2008.

Our net loss decreased by $1,519,513 or 27% from $5,657,322 in 2007 to $4,140,809 in 2008. This translates to a $0.01 decrease in loss per share in 2008 from $0.08 in 2007 to $0.07. Included in our net loss was $2,925,779 and $4,322,008 for the value of common stock and common stock purchase warrants and options which were issued in 2008 and 2007 respectively. Excluding these non cash expenses, our net loss would have been $1,215,030 and $1,335,314, respectively. We expect that our losses will continue to be approximately $100,000 per month until we are able to establish a reliable revenue flow.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 we had cash on hand of $663 compared to $435,858 at December 31, 2007. We used cash in our operations of $1,233,124 in 2008 compared to $697,792 in 2007. We also used cash of $88,196 in 2008 in our investing activities compared to net cash used of $29,279 in 2007. The cash came from related party loans and issuance of our common stock. We raised $725,000 and $825,000 from the sale of our common stock or exercises of stock options in 2008 and 2007, respectively. Similarly, we raised $155,000 and $397,684 from related party loans. We anticipate that we will continue to have a negative cash flow from operations of approximately $100,000 per month for 2009. We do not have sufficient cash on hand at December 31, 2008 to cover that negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing.

OFF-BALANCE SHEET ARRANGEMENTS

           None.

CONTRACTUAL OBLIGATIONS

None.

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

Deferred Taxes and Uncertain Tax Positions

We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes . We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. SFAS 109 states that forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our recent cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes in the period of such realization.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tree Top Industries, Inc.

We have audited the accompanying balance sheet of Tree Top Industries, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and the periods from inception on August 1, 2007 through December 31, 2007 and 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc. at December 31, 2008 and 2007 , and the results of its operations and cash flows for the year ended December 31, 2008 and the period from inception on August 1, 2007 through December 31, 2007 and 2008,  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tree Top Industries, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Tree Top Industries, Inc. has suffered recurring losses from operations, has a working capital deficit and is dependent of financing to continue operations.  These issues raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm, Bierwolf,  Nilson & Morrill, LLC
Chisholm, Bierwolf,  Nilson & Morrill, LLC
Bountiful, UT
April 11, 2009

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash	$663	$435,858
Prepaid expenses	5,164	6,400

Total Current Assets	5,827	442,258

PROPERTY AND EQUIPMENT, NET	134,075	71,973

OTHER ASSETS

Security deposit	-	12,424

Total Other Assets	-	12,424

TOTAL ASSETS	$139,902	$526,655

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$385,102	$405,541
Bank overdraft	6,125	-
Accrued interest payable	52,490	45,560
Due to officers and directors	583,529	472,868
Notes payable	113,000	113,000

Total Current Liabilities	1,140,246	1,036,969

Total Liabilities	1,140,246	1,036,969

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.0001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 48,828,400 and 72,327,791 shares issued and outstanding	4,883	7,233
Additional paid-in capital	8,792,904	5,139,775
Deficit accumulated during the development stage	(9,798,131)	(5,657,322)

Total Stockholders' (Deficit)	(1,000,344)	(510,314)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$139,902	$526,655

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
	For the	For the	on August 1,
	Year Ended	Year Ended	2007 through
	December 31,	December 31,	December 31,
	2008	2007	2008

REVENUES, net	$2,967	$-	$2,967

COST OF SALES, net	-	-	-

GROSS PROFIT	2,967	-	2,967

OPERATING EXPENSES

General and administrative	1,512,222	2,621,096	4,133,318
Officer compensation	2,397,974	2,527,710	4,925,684
Professional fees	200,133	506,138	706,271
Depreciation	26,094	1,609	27,703

Total Operating Expenses	4,136,423	5,656,553	9,792,976

OPERATING LOSS	(4,133,456)	(5,656,553)	(9,790,009)

OTHER INCOME (EXPENSES)

Interest income	9	-	9
Interest expense	(7,362)	(769)	(8,131)

Total Other Income (Expenses)	(7,353)	(769)	(8,122)

LOSS BEFORE INCOME TAXES	(4,140,809)	(5,657,322)	(9,798,131)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,140,809)	$(5,657,322)	$(9,798,131)

BASIC LOSS PER SHARE	$(0.07)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Stock	Amount	Stock	Amount	Capital	Stage	Total

Balance, August 1, 2007 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of founder shares at inception at $0.007 per share	-	-	68,000,000	68,000	432,000	-	500,000

Shares issued in recapitalization	-	-	987,791	988	(988)	-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298	-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000	-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210	-	126,210

Exercise of stock options at $0.25 per share	-	-	500,000	500	124,500	-	125,000

Shares issued for services at $0.85 per share	-	-	2,590,000	2,590	2,198,910	-	2,201,500

Shares issued for services at $2.00 per share	-	-	250,000	250	499,750	-	500,000

Change in par value to $0.001	-	-	-	(65,095)	65,095	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	(5,657,322)	(5,657,322)

Balance, December 31, 2007	-	-	72,327,791	7,233	5,139,775	(5,657,322)	(510,314)

Fractional shares	-	-	609	-	-	-	-

Value of stock options vested	-	-	-	-	504,839	-	504,839

Exercise of stock options at $0.25 per share	-	-	1,100,000	110	724,890	-	725,000

Common stock cancelled	-	-	(24,600,000)	(2,460)	2,460	-	-

Stock options granted for services	-	-	-	-	1,893,135	-	1,893,135

Value of options granted	-	-	-	-	527,805	-	527,805

Net loss for the year ended December 31, 2008	-	-	-	-	-	(4,140,809)	(4,140,809)

Balance, December 31, 2008	-	$-	48,828,400	$4,883	$8,792,904	$(9,798,131)	$(1,000,344)

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
	For the	For the	on August 1,
	Year Ended	Year Ended	2007 through
	December 31,	December 31,	December 31,
	2008	2007	2008
OPERATING ACTIVITIES

Net loss	$(4,140,809)	$(5,657,322)	$(9,798,131)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	26,094	1,609	27,703
Stock options and warrants granted for services rendered	2,925,779	1,620,508	4,546,287
Common stock issued for services rendered	-	2,701,500	2,701,500
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,236	(6,400)	(5,164)
(Increase) decrease in security deposits	12,424	(12,424)	-
Increase (decrease) in accounts payable and accrued expenses	(57,848)	654,737	596,889

Net Cash Used in Operating Activities	(1,233,124)	(697,792)	(1,930,916)

INVESTING ACTIVITIES

Cash received in acquisition	-	44,303	44,303
Cash paid for property and equipment	(88,196)	(73,582)	(161,778)

Net Cash Used in Investing Activities	(88,196)	(29,279)	(117,475)

FINANCING ACTIVITIES

Repayment of related party loans	-	(59,755)	(59,755)
Bank overdraft	6,125	-	6,125
Cash received from exercise of common stock options	725,000	825,000	1,550,000
Cash received from related party loans	155,000	397,684	552,684

Net Cash Provided by Financing Activities	886,125	1,162,929	2,049,054

NET DECREASE IN CASH	(435,195)	435,858	663

CASH AT BEGINNING OF PERIOD	435,858	-	-

CASH AT END OF PERIOD	$663	$435,858	$663

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

From Inception
	For the	For the	on August 1,
	Year Ended	Year Ended	2007 through
	December 31,	December 31,	December 31,
	2008	2007	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	-	-	-

NON-CASH TRANSACTIONS

Common stock issued for services	$-	$2,701,500	$2,701,500

The accompanying notes are an integral part of these consolidated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 1 - NATURE OF OPERATIONS

A)  HISTORY

 On November 10, 1999, Nugget Holding Company (the Company), a Nevada Corporation formed on July 24, 1980, merged into Tree Top Industries, Inc. (a Delaware corporation formed on February 23, 1999). As a result of this business combination, Tree Top Industries, Inc became a wholly-owned subsidiary of Nugget Exploration, Inc., but since its shareholders took control of Nugget Explorations, Inc., Tree Top Industries, Inc. was considered the accounting acquirer. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. and then subsequently to Tree Top Industries, Inc.

Effective November 1, 2007, the Company closed its Agreement and Plan of Reorganization with the Ludicrous Inc., (the Subsidiary) pursuant to which the Company acquired all of the issued and outstanding shares of Ludicrous, Inc. At closing, the stockholders of Ludicrous, Inc received 68 million shares of the Company's common stock which represented 98.6% of the outstanding post-agreement common stock of the Company. Accordingly, Ludicrous, Inc. was considered the accounting acquirer and the business combination is accounted for as a reverse acquisition. All financial history prior to the reverse acquisition is that of the accounting acquirer, Ludicrous, Inc.

The Company has not realized significant revenues as of December 31, 2008 and is classified as a development stage enterprise in accordance with SFAS No. 7.

B)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,140,809 during the fiscal year ended December 31, 2008 and has an accumulated deficit of $9,798,131. During 2007 the Company incurred losses totaling $5,657,322 and is in default on several notes payable (see Note 6). The Company also has negative working capital $1,134,419 and $594,711 and negative cash flow from operations of $1,233,124 and $697,792 as of and for the years ended December 31, 2008 and 2007, respectively.

Since inception (August 1, 2007) through December 31, 2008, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and Tree Top has been unsuccessful in raising all the capital that it requires. Tree Top has had no revenues and requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. Tree Top is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Ludicrous, Inc. All significant inter-company balances and transactions have been eliminated.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

B) USE OF MANAGEMENT'S ESTIMATES

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the United States. Deposits held with these banks at times exceed the amount of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2008 and 2007, amounts in excess of insurance equaled approximately $-0- and $186,000, respectively.

D) FIXED ASSETS

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.

Leasehold improvements are amortized over the lesser of the term of the lease or the economic life of the asset.

E) INCOME TAXES

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

The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of FIN 48, the Company performed a review of its material tax positions. At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of December 31, 2008, the Company had no accrued interest and penalties related to uncertain tax positions. Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

F) REVENUE RECOGNITION

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

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

G) STOCK-BASED COMPENSATION

Tree Top accounts for stock-based compensation in accordance with the provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward- known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

H) FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2008 and 2007.

I) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share." Basic loss per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2008 and 2007, 3,875,000, common equivalent shares were considered are excluded from the calculation as their effects are anti-dilutive.

	December 31, 2008	December 31, 2007
Basic and Diluted Loss per share:
Loss (numerator)	$(4,140,809)	$(5,657,322)
Shares (denominator)	56,600,297	68,699,446
Per Share Amount	$(0.07)	$(0.08)

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

J) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

J) RECENT ACCOUNTING PRONOUNCEMENTS

consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to officers and directors as of December 31, 2008 and 2007 consists of net cash advances, bonuses, unpaid wages and unpaid expense reimbursements from David Reichman of $583,529 and $472,868, respectively. Mr. Reichman was also owed $192,140 from Ludicrous on the date of acquisition (November 1, 2007). The Company received cash advances of $155,000 and $397,684 from Mr. Reichman during the years ended December 31, 2008 and 2007, respectively. The Company repaid cash advances to Mr. Reichman of $0 and $59,755 during the years ended December 31, 2008 and 2007, respectively. The advances are due on demand and do not bear interest.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

	2008	2007
Computer equipment	$126,278	$57,935
Office equipment	22,600	2,600
Telephone equipment	12,900	12,900
	161,778	73,435
Accumulated depreciation	(27,703)	(1,462)
	$134,075	$71,973

Depreciation expense was $26,094 and $1,609 during the years ended December 31, 2008 and 2007, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000 and September 2002. All of the notes are unpaid to date and are in default. At December 31, 2008, notes payable amounted to $113,000. The notes payable were assumed in the reverse acquisition.

At December 31, 2008 and 2007, accrued interest on the notes was $52,490 and $45,560, respectively. Interest expense on the notes amounted to $6,930 for the years ended December 31, 2008 and 2007.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2008 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

Tree Top has cumulative net operating loss carry-forwards of $16,906,074 at December 31, 2008. No effect has been shown in the financial statements for the net operating loss carry-forwards as the likelihood of future tax benefit from such net operating loss carry-forwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carry-forwards and other deferred tax asset items, estimated based upon current tax rates at December 31, 2008 have been offset by valuation reserves in the same amount. The net operating losses originated in Tree Top, are subject to annual limitations due the change in control and begin to expire in 2019.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Net operating loss	$(1,614,916)	$(2,206,356)
Stock based compensation	1,141,054	1,685,583
Valuation allowance	474,862	520,773

Income Tax Expense	$-	$-

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 6 - INCOME TAXES (Continued)
The deferred tax asset and the valuation account is as follows at December 31:

	2008	2007
Net Operating Loss Carryforward	$995,635	$520,773
Valuation Allowance	(995,635)	(520,773)

Net deferred tax asset	$-	$-

NOTE 7 - STOCKHOLDERS' DEFICIT

A) NUMBER OF SHARES AUTHORIZED

Under Tree Top's charter, 75,000,000 shares of $0.0001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in Tree Top's authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.0001 and to authorize 50,000 shares of $0.0001 par value "blank check" preferred stock. As of December 31, 2008, 48,828,400 shares of common stock are issued and outstanding. There are no shares of preferred stock issued and outstanding.

B) PREFERRED STOCK

As described above, the stockholders voted to authorize 50,000 shares of "blank check" preferred stock. The terms, rights and features of the preferred stock will be determined by the board of directors upon issuance. Subject to the provisions of Tree Top's certificate of amendment to the articles of incorporation and the limitations prescribed by law, the board of directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional of other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The board of directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of Tree Top Industries.

C) ISSUANCES OF COMMON STOCK

Effective January 1, 2008, the board of directors authorized the issuance of stock options valued at $3,787,174 in exchange for services rendered to the Company which vest over a two year period. The Company recorded an expense of $1,893,135 for the year ended December 31, 2008 for the value of the options vested.

On January 16, 2008, the board of directors authorized the grant of 250,000 shares of common stock relating to the exercise of 250,000 options. The Company received proceeds totaling $62,500.

On March 26, 2008, the board of directors authorized the issuance of 850,000 shares of common stock relating to the exercise of 850,000 options. The Company received proceeds totaling $662,500.

During the year ended December 31, 2008, the Company authorized the grant of 1,000,000 of stock options. The Company recorded an expense of $527,805 at the date of grant.

During the year ended December 31, 2008, the Company authorized the cancellation of 24,600,000 shares with a par value of $0.0001.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

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

D) 2007 OMNIBUS STOCK AND INCENTIVE PLAN

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

E) OTHER STOCK OPTIONS

The stock options authorized by the Company prior to the acquisition of Ludicrous, Inc. are accepted by the combined company and included in the following disclosure. On October 1, 2007, the Company issued three-year options to purchase a total of 2 million shares of its common stock at an exercise price of $.25 per share to two outside consultants. Each stock option was sold for a price of $.10 per option for a total of $200,000. The options expire on September 30, 2010. The term of the options is divided into two periods, the Primary Option Period which is from October 1, 2007 through September 30, 2008 and the Secondary Option Period which is from October 1, 2008 through September 30, 2010. The exercise of the options has been restricted during the Primary Option Period. The option holders can only exercise a maximum of 250,000 shares during any calendar quarter through September 30, 2008. Therefore, during the entire Primary Option Period, the option holders can each exercise a maximum of 1 million shares of common stock. There are no restrictions during the Secondary Option period. The fair value of the options as calculated under the Black-Scholes model totaled $1,694,298. For the year ended December 31, 2007, the Company recognized $1,494,298 of compensation expense related to these options.

On October 1, 2007, pursuant to his employment agreement, the Company issued five year options to David Reichman to purchase 1.2 million shares of its common stock at an exercise price of $.55 per share. The shares vest in 24 equal installments of 50,000 stock options each, commencing on October 1, 2007. The fair value of the options as calculated under the Black-Scholes model totaled $1,009,678. For the years ended December 31, 2008 and 2007, the Company Top recognized $504,839 and $126,210 of compensation expense, respectively.

The fair values of the 2007 options issued were determined using the following assumptions: risk free rate of 3.71% to 4.05%, no dividend yield, an expected life of three years and a volatility factor of 312.9% to 285.7%.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

F) STOCK BASED COMPENSATION

Effective January 1, 2008, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an exercise price of $4.50 per share, expiring in 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $3,787,174 which vested over a 2 year period. For the year ended December 31, 2008, the Company recognized $1,893,587 of compensation expense related to these options. The fair value of these options was determined using the following assumptions: risk free rate of 3%, no dividend yield, an expected life of five years and a volatility factor of 202%.

During the year ended December 31, 2008, the Company recorded the value of 1,000,000 stock options issued to a shareholder with an exercise price of $1.00 per share, expiring in 2018. The fair value of the options as calculated under the Black-Scholes model totaled $527,805 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 3.48%, no dividend yield, an expected life of five years and a volatility factor of 191%.

A summary of our stock option activity is as follows for the years ended December 31, 2008 and 2007:

	Shares	Range of Exercise Per Share	Weighted Average Exercise Price	Remaining Life (Years)

Options outstanding at December 31, 2006	275,000	$0.50-$2.00	$0.98	4.96
Granted	3,200,000	-	-
Exercised	(500,000)	-	-
Expired	-	-	$0.98
Options outstanding at December 31, 2007	2,975,000	$1.00-$2.00	1.00	3.96
Granted	2,000,000	1.00-4.75	2.75
Exercised	(1,100,000)	0.25-100	0.66
Expired	-	-	-
Options outstanding at December 31, 2008	3,875,000	$0.25-$2.00	$0.68	7.07

Information with respect to stock options outstanding at December 31, 2008 is as follows:

Range of Exercise	Number Outstanding	Number Exercisable	Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.25-$0.55	275,000	275,000	0.6	$1.36	862,500
$1.00-$2.00	2,100,000	2,100,000	2.64	$0.38	1,115,000
$1.00	500,000	500,000	9.25	$1.00	500,000
$4.50	1,000,000	500,000	9.25	$4.50	4,500,000
Total	3,875,000	3,375,000			6,977,500

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A) LEASE

From January through July of 2008 the Company leased office space on a month to month basis at a monthly rate of $6,212. Since August 2008, the Company leases office space in Los Angeles, California on a month to month basis at a base rental rate of $3,882 per month. Rent expense for 2008 was $68,361 and $14,786 in 2007.

B) LITIGATION

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2008 and December 31, 2007.

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2008 and 2007.

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2008 and December 31, 2007.

C) EMPLOYMENT AGREEMENT

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

NOTE 9 – NOTES PAYABLE

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2008.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2008.

The Company has a note payable for $25,000 which is delinquent. The note is unsecured and bears interest at 7% per annum.

PART III

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information we are required to disclose is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Commission.  David Reichman, our Chief Executive Officer and our Principal Accounting Officer, is responsible for establishing and maintaining our disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have changed our internal controls over financial reporting during the fiscal year covered by this Form 10-K by establishing a system of external verification of our interpretations of GAAP with respect to all of our financial reporting obligations.  We have done so by retaining and conferring with our private certified public accountant, who is now an outside consultant to the Company.  This is done in conjunction with an ongoing consultation by our independent certified public accounting firm that  performs the audit of our financial statements.

Inherent Limitations over Internal Controls

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were effective at that reasonable assurance level, as of the end of the period covered by this Form 10-K.  Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors consists of five directors. The Board of Directors has determined that each of the directors, with the exception of Mr. Reichman and Mr. Cecil, qualify as “independent” as defined by SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

During the fiscal year ended December 31, 2008, the Board of Directors held a total of 9 meetings. Each director attended at least 75% of the total number of meetings of the Board of Directors and at least 75% of the meetings of all committees on which he served.

The Board of Directors is comprised as follows:

David Reichman is the Chairman of the Board, Chief Executive Officer, and President of the Company and has been an executive officer for more than five years. Previously, for more than 27 years Mr. Reichman, who has an MBA, maintained a Business Management and Tax Law consulting practice.  In addition, Mr. Reichman was involved with the creation of “recycling equipment” for recycling of non-biodegradable Styrofoam, and was a General Partner in Harrison Recycling Associates.  Prior to that Mr. Reichman was employed by The American Express Company from February 1970 through April 1975. Mr. Reichman held several different positions during his tenure and left after serving over two years as Manager- Budget & Cost.

Frank Benintendo, Secretary, age 61, has been a Director and Secretary of TTI since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of Internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer.

Don Gilbert, Treasurer, age 71, has been a Director of TTI since November 2006 and a member of the Audit Committee since November 1, 2007. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents

Chris Cecil, Assistant Secretary, age 26, has been the Chief Executive Officer and a Director of  NetThruster since November 30, 2007, and a Director and Assistant Secretary of TTI since December 18, 2007.  Prior to joining TTI and NetThruster, Mr. Cecil was an independent consultant specializing in telecommunications technology.  He earned an Associates of Science degree in Computer Science from UCLA in 2001.

Michael Valle, Assistant Treasury, age 51, has been a Director of TTI since September 2004. Since 1998, Mr. Valle has been a sales executive with Mercedes Benz USA. From 1990 to 1998, Mr. Valle was a Vice President in charge of Investment at Paine Webber.

The executive officers of TTI are as follows:

Name	Age	Position

David Reichman	64	Chairman, Chief Executive Officer, and President

Chris Cecil	26	Chief Executive Officer of NetThruster

David Reichman is the Chairman of the Board, Chief Executive Officer, and President of the Company and has been an executive officer for more than five years. Previously, for more than 27 years Mr. Reichman, who has an MBA, maintained a Business Management and Tax Law consulting practice.  In addition, Mr. Reichman was involved with the creation of “recycling equipment” for recycling of non-biodegradable Styrofoam, and was a General Partner in Harrison Recycling Associates.  Prior to that Mr. Reichman was employed by The American Express Company from February 1970 through April 1975. Mr. Reichman held several different positions during his tenure and left after serving over two years as Manager- Budget & Cost.

Chris Cecil, has been the Chief Executive Officer and a Director of NetThruster since November 30, 2007, and a Director and Assistant Secretary of TTI since December 18, 2007.  Prior to joining TTI and NetThruster, Mr. Cecil was an independent consultant specializing in telecommunications technology.  He earned an Associates of Science degree in Computer Science from UCLA in 2001.

Committees of the Board of Directors

The Board of Directors currently has four standing committees: the Audit Committee, the Compensation Committee, Outside Advisory Committee, and the Science & Technology Committee.

Code of Conduct

We have adopted a Code of Conduct that governs the required ethical conduct of our directors, officers and employees.  The text of the Code of Conduct has been posted on TTI’s website and can be viewed at www.TreeTopIndustriesInc.com.  Any waiver of the provisions of the Code of Conduct for executive officers and directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and the OTCBB initial reports of ownership and reports of changes in ownership of shares of common stock of TTI. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To TTI’s knowledge, based solely on Forms 3 and 4 provided to TTI by its Directors and executive officers and greater than 10% stockholders during 2008, it appears that all such required reports were timely filed.

Board Vacancies

In the event of a vacancy on the Board, the Board will seek to identify and evaluate director candidates. Such evaluation involves (i) soliciting recommendations, (ii) meetings and background material relating to potential candidates and (iii) interviews of selected potential candidates by members of the Board.

In considering whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, the Board reviews each potential candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, absence of conflicts of interest and the ability to act in the interest of all stockholders. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will best allow the Board to fulfill its responsibilities.

Stockholders may recommend individuals to the Board for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common shares for at least a year as of the date such recommendation is made. The recommendation should be sent to the Board of Directors, c/o Frank Benintendo, Secretary, Tree Top Industries, Inc. 511 Sixth Avenue, Suite 800, New York, N.Y. 10011. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates recommended by our Board or others. If the Board of Directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in the proxy card for the next annual meeting.

Nominating Committee

We do not currently have a nominating committee. We feel this is appropriate due to the small size of our company. Therefore, this function is handled directly by the Board of Directors.

Audit Committee

Our Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. It is chaired by Donald Gilbert, a former US Treasury/IRS executive. Our Audit Committee does not have charter.  Our Audit Committee has reviewed and discussed the audited financial statements with management, and has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380),1 as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

The Audit Committee has received the written disclosures and the letter from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence; and

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in TTI's annual report on Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and the Chief Executive Officer of NetThruster during 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000) ($)	Total ($)
David Reichman, CEO of TTI	2007	250,000	—	—	—	—	—	—	250,000

	2008	250,000	240,000(1)	—	—	—	—	—	490,000

Chris Cecil, CEO of NetThruster	2007	60,000	—	—	—	—	—	—	60,000

	2008	60,000	—	—	—	—	—	—	60,000

(1)	Cash bonus awarded for 2007 performance and paid in 2008.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2008. While recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving TTI forward, Mr. Reichman’s salary was maintained at $250,000 for 2008 and a bonus of $240,000 was paid. Mr. Reichman received no bonus in 2007. This is less than the competitive labor market median for someone with his skills and talents, but reflective of our current cash position. TTI has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors.

Mr. Reichman’s employment agreement provides for:
  a twelve month term through December 31, 2009 at an annual base salary of $500,000;
  at least one annual salary review by the Board of Directors;
  participation in any discretaionary bonus plan established for senior executives;
  retirement and medical plans, customary fringe benefits, vacation and sick leave, and

Director Compensation

The members of the Board of Directors are compensated by grants of stock in lieu of cash payments, as well as provided with such further payments by grants of options, etc. The directors were not compensated in either stock or cash payment this year due to our financial circumstances.

Director Summary Compensation Table

2008
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (Shares)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000) ($)	Total
David Reichman, Chairman/Director	2008	—	—	—	—	—	—	—	0
Frank Benintendo, Treasurer/Director	2008	—	—	—	—	—	—	—	0
Don Gilbert, Secretary/Director	2008	—	—	—	—	—	—	—	0
Michael Valle, Ass’t Treasurer/Director	2008	—	—	—	—	—	—	—	0
Chris Cecil, Ass’t Secretary/Director	2008	—	—	—	—	—	—	—	0

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount of Shares	(4)Nature of beneficial ownership	(5) Percent of class
Common Stock	David Reichman(i)	7,118,245	Direct	11.61%
Common Stock	Chris Cecil(i)	1,500,000	Direct	2.45%
Common Stock	Michael Valle(i)	1,090,000	Direct	1.78%
Common Stock	Frank Benintendo(i)	1,090,000	Direct	1.78%
Common Stock	Don Gilbert(i)	1,070,000	Direct	1.74%
Common Stock	Justine Reichman(i)	8,600,000	Direct	14.02%

    (i)    In care of Tree Top Indutries, Inc. 511 Sixth Ave., Suite 800 New York, NY 10011

(5)    Calulated from the total of outstanding shares of common stock as of March 31st, 2009 (61,328,400).

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company may from time to time provide business services to executives of the Company or their family members. These transactions are conducted at arms length and do not represent a material portion of the Company’s revenues.

The Company’s Code of Conduct provides that when any potential conflict exists, it must be properly disclosed and an appropriate determination made by the Company. The Chairman and CEO is ultimately responsible for the determination. The Company’s policies and procedures were followed in connection with all of the above.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Chisholm, Beirwolf, Nilson and Morrill, LLC have served as the Company’s independent registered public accounting firm for the years ended December 31, 2007 and December 31, 2008.

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2008 were as follows:

Audit Fees	$31,600
Audit Related Fees	2,300
All Other Fees	-

Total Fees	$33,900

Fees for professional services rendered to the Company by during the fiscal years ended December 31, 2007 were as follows:

Audit Fees	$13,500
Audit Related Fees	-
All Other Fees	-

Total Fees	$13,500

Audit Fees: The audit fees for the fiscal years ended December 31, 2008 and 2007 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: The audit-related fees during the fiscal years ended December 31, 2008 were for assurance and related services associated with the audit in connection with adoption of SFAS 159 and a change in accounting principle.

Tax Fees: No fees were billed to the Company by Chisholm, Beirwolf, Nilson and Morrill LLC during the fiscal years ended December 31, 2008 and 2007 for professional services rendered in connection with tax compliance, tax advice, and tax planning.

All Other Fees:

None.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION
31.1	Section 302 Certification of Chief Executive Officer
32.1	Section 906 Certification of Chief Executive Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2009	TREE TOP INDUSTRIES, INC.

By: \s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, President, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ David Reichman	Dated: April 15, 2009
David Reichman, Chairman of the Board,
Chief Executive Officer, President
Chief Financial Officer, and Secretary

By: \s\ Frank Benintendo	Dated: April 15, 2009
Frank Benintendo, Director

By: \s\ Michael Valle	Dated: April 15, 2009
Michael Valle, Director

By: \s\ Don Gilbert	Dated: April 15, 2009
Don Gilbert, Director