Form 10-Q
period 2009-03-31
TREE TOP INDUSTRIES, INC.
filed 2009-05-08
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2009
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:	000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0250943
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Corporate Pointe, Suite 230 Culver City, CA	90230
(Address of principal executive offices)	(Zip Code)

(775) 261-3728
(Registrant’s telephone number, including are code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of March 31, 2009 the number of shares outstanding of the registrant’s class of common stock was 61,328,400.

TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
CURRENT ASSETS	(unaudited)

Cash	$4,243	$663
Prepaid expenses	-	5,164

Total Current Assets	4,243	5,827

PROPERTY AND EQUIPMENT, NET	125,987	134,075

TOTAL ASSETS	$130,230	$139,902

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$439,688	$385,102
Bank overdraft	-	6,125
Accrued interest payable	54,222	52,490
Due to officers and directors	703,321	583,529
Notes payable	173,000	113,000

Total Current Liabilities	1,370,231	1,140,246

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 50,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized,
61,328,400 and 48,828,400 shares issued and outstanding, respectively	6,133	4,883
Additional paid-in capital	18,177,550	8,792,904
(Deficit) accumulated during the development stage	(19,423,684)	(9,798,131)

Total Stockholders' (Deficit)	(1,240,001)	(1,000,344)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$130,230	$139,902

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			From Inception
	For the		on August 1,
	Three Months Ended		2007 through
	March 31,		March 31,
	2009	2008	2009

REVENUES, net	$-	$-	$2,967

COST OF SALES, net	-	-	-

GROSS PROFIT	-	-	2,967

OPERATING EXPENSES

General and administrative	65,582	224,629	4,197,291
Officer compensation	9,510,897	250,991	13,963,185
Professional fees	39,078	749,905	745,349
Depreciation	8,088	4,185	37,400

Total Operating Expenses	9,623,645	1,229,710	18,943,225

OPERATING LOSS	(9,623,645)	(1,229,710)	(18,940,258)

OTHER INCOME (EXPENSES)

Interest income	-	-	9
Interest expense	(1,908)	(2,076)	(10,039)

Total Other Income (Expenses)	(1,908)	(2,076)	(10,030)

LOSS BEFORE INCOME TAXES	(9,625,553)	(1,231,786)	(10,857,339)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(9,625,553)	$(1,231,786)	$(18,950,288)

BASIC LOSS PER SHARE	$(0.17)	$(0.02)

WEIGHTED AVERGE NUMBER OF SHARES OUTSTANDING	55,217,289	72,580,538

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

						Deficit
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-In	During the
	Shares	Amount	Shares	Amount	Capital	Development Stage	Total

Balance, December 31, 2007	-	$-	72,327,791	$7,233	$5,139,775	$(5,657,322)	$(510,314)

Fractional shares	-	-	609	-	-	-	-

Exercise of stock options
at $0.25 per share	-	-	1,100,000	110	724,890	-	725,000

Common stock cancelled	-	-	(24,600,000)	(2,460)	2,460	-	-

Stock options granted for services	-	-	-	-	1,993,000	-	1,993,000

Exchange of Ludicrous, Inc. stock
options for Tree Top stock options	-	-	-	-	932779
						-	932,779
Net loss for the year ended
December 31, 2008
	-	-	-	-	-	(4,140,809)	(4,140,809)
Balance, December 31, 2008
	-	-	48,828,400	4,883	8,792,904	(9,798,131)	(1,000,344)
Stock options granted for services
	-	-	-	-	3,023,396	-	3,023,396
Common stock issued for services
	-	-	12,500,000	1,250	6,361,250	-	6,362,500
Net loss for the three months ended
March 31, 2009	-	-	-	-	-	(9,625,553)	(9,625,553)

Balance, March 31, 2009	-	$-	61,328,400	$6,133	$18,177,550	$(19,423,684)	$(1,240,001)

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			From Inception
	For the		on August 1,
	Three Months Ended		2007 through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(9,625,553)	$(1,231,786)	$(18,950,288)
Adjustments to reconcile net loss to net
used by operating activities:
Depreciation and amortization	8,088	4,185	35,791
Stock options and warrants
granted for services rendered	3,023,396	923,963	7,096,287
Common stock issued for services rendered	6,362,500	-	9,064,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	5,164	(28,248)	-
Increase (decrease) in accounts payable
and accrued expenses	56,318	71,451	395,045

Net Cash Used in Operating Activities	(170,087)	(260,435)	(2,359,165)

INVESTING ACTIVITIES

Cash received in acquisition	-	-	44,303
Cash paid for property and equipment	-	(17,977)	(161,778)

Net Cash Used in Investing Activities	-	(17,977)	(117,475)

FINANCING ACTIVITIES

Repayment of related party loans	-	(193,365)	(59,755)
Bank overdraft	(6,125)	-	-
Cash received from issuance of common stock	-	725,000	1,550,000
Cash received from notes payable	60,000	-	60,000
Cash received from related party loans	119,792	38,120	930,638

Net Cash Provided by
Financing Activities	173,667	569,755	2,480,883

NET DECREASE IN CASH	3,580	291,343	4,243

CASH AT BEGINNING OF PERIOD	663	435,858	-

CASH AT END OF PERIOD	$4,243	$727,201	$4,243

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			From Inception
	For the		on August 1,
	For the Three Months Ended		2007 through
	March 31,		March 31,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$176	$-	$176
Income Taxes	-	-	-

NON-CASH TRANSACTIONS

Common stock issued for services	$6,362,500	$-	$9,064,000

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
March 31, 2009

Notes to Consolidated Financial Statements

1. INTERIM PRESENTATION

The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, its results of operations for the three months  ended March 31, 2009 and 2008 and its cash flows for the three months ended March 31, 2009 and 2008.

The statements of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2008.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses totaling $19,423,684, has a working capital deficit of $1,365,988 and is in default on several notes payable (see Note 5).

Since inception (February 23, 1999) through March 31, 2009, the Company has not generated any significant revenues. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Much of the financing has been provided by David Reichman, the present Chief Executive Officer, Chairman and President. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Please refer to the Company's Form 10-K for the year ended December 31, 2008 for its significant accounting policies.

4. EARNINGS (LOSS) PER SHARE

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share are computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The calculation of basic and diluted income (loss) per share for the three months and six months is as follows:

TREE TOP INDUSTRIES, INC.
March 31, 2009

	March 31,
	2009	2008

Net income (loss)	$(9,625,553)	$(1,231,786)

Weighted average shares outstanding - basic	55,217,553	72,580,538

Net income (loss) - per share - basic	$(0.07)	$(0.02)

For 2009 and 2008, 9,875,000 and 3,875,000, common equivalent shares were considered and excluded from the calculation as their effects are anti-dilutive.

5. NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000, September 2002 and March 2009. $113,000 of the notes are unpaid to date and are in default. At December 31, 2008 and March 31, 2009, notes payable amounted to $113,000 and $173,000.

At March 31, 2009, accrued interest on the notes was $54,222. Interest expense on the notes amounted to $1,732 and $1,732 for the three months ended March 31, 2009 and 2008, respectively.

6. RELATED PARTY TRANSACTIONS

Due to officers and directors consists of advances and accrued compensation due primarily to David Reichman, CEO, President and Chairman of the Company. The advances are due on demand and do not bear interest.   The balance owing to Mr. Reichman is $583,529 and $703,321 at December 31, 2008 and March 31, 2009, respectively.

7. STOCKHOLDERS' EQUITY

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

The Company also recorded $473,396 of compensation expense relating to the amortization of the January 1, 2008 options issued to the Directors during the three months ended March 31, 2009. During the three months ended March 31, 2009, the Company recorded the value of 5,000,000 stock options issued to a shareholder with an exercise price of $1.20 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $2,550,000 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 0.35%, no dividend yield, an expected life of ten years and a volatility factor of 291%.  During the three months ended March 31, 2009, the Company issued 12,500,000 shares of its common stock at $0.51 per share for an aggregate value of $6,362,500.

A summary of our stock option activity is as follows for the year ended December 31, 2008 and the three months ended March 31, 2009:

TREE TOP INDUSTRIES, INC.
March 31, 2009

	Shares	Range of Exercise Per Share	Weighted Average Exercise Price	Remaining Life (Years)
Options outstanding at December 31, 2007	2,975,000	$0.50 - $2.00	$0.98	3.96
Granted	2,000,000	1.00-4.75	2.75	10
Exercised	(1,100,000)	0.25-1.00	0.66
Expired	-	-	-
Options outstanding at December 31, 2008	3,875,000	$1.00-$2.00	0.68	7.07
Granted	5,000,000	$1.20	1.20	9.83
Exercised	-	-	-
Expired	-	-	-
Options outstanding at March 31, 2009	8,875,000	$0.25-$2.00	$0.97	9.23

Information with respect to stock options outstanding at March 31, 2009 is as follows:

Range of Exercise	Number Outstanding	Number Exercisable	Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25-$0.55	275,000	275,000	0.35	$1.36	862,500
$1.00-$2.00	2,100,000	2,100,000	2.49	$0.38	1,115,000
$1.00	500,000	500,000	9	$1.00	500,000
$4.50	1,000,000	625,000	9	$4.50	4,500,000
$1.20	5,000,000	5,000,000	9.83	$1.20	6,000,000
Total	8,875,000	8,500,000			12,977,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

    (b)    potential flucuation of quarterly results;

    (c)    failure of TTI to earn revenues or profits;

    (d)    inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;
    (e)    failure to commercialize TTI's technoloy or to make sales;

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

Current Overview

NetThruster Inc. (formerly known as Ludicrous, Inc.) is in the process of reevaluating and reorienting its business.  It has successfully broadcast live streaming video of events for its customers pursuant to event based contracts resulting in minimal revenue to date. This capability may be used by another TTII subsidiary, MLN, Inc., in the operation of that Company’s new Internet website.  NetThruster also has worked out the necessary hardware equipment designs to support the Internet background logistics of the My Lord’s Network Internet website to be established by MLN. NetThruster may be employed to implement and maintain the website’s operational equipment.

The primary business of MLN, Inc., a Delaware corporation and a wholly-owned subsidiary of TTII (MLN), is the operation of the My Lord’s Network™ website.  MLN has completed the research and planning necessary to create the website and its supporting business.  The focus of the website is the worldwide Christian community but with the initial enrollment emphasis on Christians in the United States. The website is designed to facilitate interaction between enrolled individual members and, in addition, provide information about Christian churches, both their location and events.  MLN plans to contract for creation of the initial website and expects to make its revenues through the ongoing operation of the website (through subscriptions fees and advertising).

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

The primary business model is a content-based Internet website. Individual members will join for free and receive the basic website services.  Individual members may enroll with optional yearly fees for additional premium website services. Individual churches will pay a yearly membership fee for services that will enable a church to upload and update church information including a current event schedule and, for an additional amount, weekly videos of the pastor’s sermon. There are several sources for the site’s actual content. Some sources are simple information pages plus there may be on-demand video downloads. The website plans to have three basic kinds of information pages: each enrolled individual will have his/her own page; each enrolled church will have its own page; and each enrolled ministry will have its own page. The information contained on each type of page is unique. If a sufficient number of people have joined, it will become profitable to sell advertising since a guaranteed audience will exist. Advertising may be either nationwide (or even worldwide) or local since the website will have geographical information about its members and can target advertising based upon that information.

My Lord’s Network also plans to offer live streaming video of selected events of particular interest to Christians. Another TTII subsidiary, NetThruster, Inc., has already demonstrated the capability to capture and broadcast live streaming video at high-definition standards. Because of the costs associated with this feature, these broadcasts will be available either only to those members who have paid a nominal yearly membership fee or perhaps for a one-time special charge.

There are both products and services that will be provided as well as marketed on the site. Each church page will have location and activity information for that church. Each church has the ability to continually update its activity or event schedule so that when its page is visited, the information will be topical. Each enrolled church will be able to continuously update the church’s web page with topical information. The ministry pages will be customized for each ministry and feature information unique to each particular ministry. Many ministries sell products such as books and videos on their own websites and My Lord’s Network plans to offer these same products on its site. Advertising revenues can be realized once a sufficient number of individuals have joined the site and provided their demographic information.

Critical Accounting Policies

    Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The  preparation  of these  financial  statements  requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues  and  expenses,   and  related  disclosure  of  contingent  assets  and liabilities.  We monitor our estimates on an on-going basis for changes in facts and circumstances, and material changes in these estimates could ccur in the future.  Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application.  As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to our critical accounting policies as of March 31, 2009 and for the three months then ended.

Results of Operations for the Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We had no revenues in the first three months of 2009 or in the same period of 2008. Our operating expenses increased from $1,229,710 in the first three months of 2008 to $9,623,645 in the same period of 2009, primarily due to a increase in stock based compensation expense to officers, directors and a shareholder. Stock based compensation aggregated $923,963 in 2008 compared to $9,385,896 in 2009.  Our net loss was $1,231,786 in the first three months of 2008 compared to net loss of $9,625,553 in the same period of 2009. Excluding this non cash expense our net loss would have been $307,823 and $239,657 in 2008 and 2009, respectively.

Liquidity and Capital Resources

The Company's cash position was $4,243 at March 31, 2009 compared to $663 at December 31, 2008.  The increase in cash is attributable to cash proceeds from related party loans and notes payable of $179,792, offset by repayments of bank overdrafts and cash utilized in operating activities.

As of March 31, 2009, the Company had current assets of $4,243 and current liabilities of $1,370,231.

Net cash used in operating activities amounted to $170,087 for the three month period ended March 31, 2009, as compared to $260,435 of net cash used in operations for the three month period ended March 31, 2008.  The primary reason for the higher utilization of cash in 2008 was to fund the new software development business of the Company. Net cash provided by financing activities amounted to a $173,667 and $569,755 for the three months ended March 31, 2009 and 2008, respectively. The larger amount in 2008 resulted from the exercise of stock options. The Company had net repayments of officers’ loans of $193,365 in 2008. During the three months ended March 31, 2009 the Company did not use any cash in investing activities. The Company used $17,977 of cash in during the same period in 2008.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue.  The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2008. In addition, the Company has limited working capital.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" may make it substantially more difficult to raise capital.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31,2009these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

The term “internal control over financial reporting”is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

Inherent Limitations over Internal Controls

TTI’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives willbe met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within TTI have been detected.  These inherent limitations include the realities that judgments indecision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were ineffective at that reasonable assurance level, as of the end of the period covered by this Form 10-Q.  Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART II                      OTHER INFORMATION

Item 1.                      Legal Proceedings

In the recent past, one of the TTI’s shareholders has harassed the Company both in private and in public, as well as its officers and the officers of one of the Company’s subsidiaries, in an apparent attempt to civilly extort money from the Company.  To address the allegedly libelous claims made by the shareholder, TTI has filed suit in United States District Court. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder’s actions.  TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation.  This case was dismissed in New York and we are currently evaluating if it would be productive to file the claim in the Los Angeles County Federal Court.

Item 1A.-Risk Factors

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

TREE TOP INDUSTRIES, INC.

Dated: May 7, 2009	By:	/s/ David Reichman
David Reichman, Chief Executive Officer
and Chairman (Principal Excutive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ David Reichman                                                                  Dated: May 7, 2009
David Reichman, Chief Executive Officer
and Chairman (Principal Executive Officer)

By:  /s/ David Reichman                                                                  Dated: May 7, 2009
David Reichman, Director, President
and Chief Operating Officer

By:  /s/ David Reichman                                                                  Dated: May 7, 2009
David Reichman, Chief Financial Officer,
(Principal Financial/Accounting Officer)