Form 10-Q
period 2009-06-30
TREE TOP INDUSTRIES, INC.
filed 2009-08-17
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009
or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:	000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0250943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 North Hollywood Way, 2nd Floor Burbank, CA 91505
(Address of principal executive offices) (Zip Code)

(775) 261-3728
Registrant's telephone number, including area code

100 Corporate Pointe, Suite 230, Culver City, CA 90230
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of June 30, 2009 the number of shares outstanding of the registrant’s class of common stock was  69,778,400.

PART I.                      FINANCIAL INFORMATION

Item 1.              Financial Statements

Consolidated Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
CURRENT ASSETS	(unaudited)

Cash	$2,846	$663
Prepaid expenses	-	5,164

Total Current Assets	2,846	5,827

PROPERTY AND EQUIPMENT, NET	117,898	134,075

TOTAL ASSETS	$120,744	$139,902

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$442,397	$385,102
Bank overdraft	792	6,125
Accrued interest payable	57,642	52,490
Due to officers and directors	880,067	583,529
Notes payable	227,200	113,000

Total Current Liabilities	1,608,098	1,140,246

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.0001 par value, 50,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.0001 par value, 350,000,000 shares authorized,
66,278,400 and 48,828,400 shares issued and outstanding, respectively	6,628	4,883
Additional paid-in capital	24,284,452	8,792,904
(Deficit) accumulated during the development stage	(25,778,434)	(9,798,131)

Total Stockholders' (Deficit)	(1,487,354)	(1,000,344)
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$120,744	$139,902

-  -

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2009 and 2008 (Unaudited)

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					From Inception
	For the		For the		on August 1,
	Three Months Ended		Six Months Ended		2007 through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUES, net	$-	$-	$-	$-	$2,967

COST OF SALES, net	-	-	-	-	-

GROSS PROFIT	-	-	-	-	2,967

OPERATING EXPENSES

General and administrative	104,720	273,925	170,302	498,554	4,302,011
Officer compensation	6,232,396	62,500	15,743,293	923,963	20,668,977
Professional fees	6,300	45,329	45,378	184,762	751,649
Depreciation	8,089	4,053	16,177	8,238	45,489

Total Operating Expenses	6,351,505	385,807	15,975,150	1,615,517	25,768,126

OPERATING LOSS	(6,351,505)	(385,807)	(15,975,150)	(1,615,517)	(25,765,159)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	9
Interest expense	(3,245)	(149)	(5,153)	(2,225)	(13,284)

Total Other Income (Expenses)	(3,245)	(149)	(5,153)	(2,225)	(13,275)

LOSS BEFORE INCOME TAXES	(6,354,750)	(385,956)	(15,980,303)	(1,617,742)	(17,598,045)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(6,354,750)	$(385,956)	$(15,980,303)	$(1,617,742)	$(25,778,434)

BASIC LOSS PER SHARE	$(0.10)	$(0.01)	$(0.27)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	62,797,081	59,371,257	59,028,124	65,976,202

-  -

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited)

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			From Inception
	For the		on August 1,
	Six Months Ended		2007 through
	June 30,		June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(15,980,303)	$(1,617,742)	$(25,778,434)
Adjustments to reconcile net loss to net
used by operating activities:
Depreciation and amortization	16,177	8,238	43,880
Stock options and warrants
granted for services rendered	6,556,792	923,963	11,103,079
Common stock issued for services rendered	8,936,501	-	11,638,001
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	5,164	(13,329)	-
Increase (decrease) in accounts payable
and accrued expenses	62,447	75,318	659,336

Net Cash Used in Operating Activities	(403,222)	(623,552)	(2,334,138)

INVESTING ACTIVITIES

Cash received in acquisition	-	-	44,303
Cash paid for property and equipment	-	(67,731)	(161,778)

Net Cash Used in Investing Activities	-	(67,731)	(117,475)

FINANCING ACTIVITIES

Repayment of related party loans	-	(193,365)	(59,755)
Bank overdraft	(5,333)	-	792
Cash received from issuance of common stock	-	725,000	1,550,000
Cash received from notes payable	114,200	-	114,200
Cash received from related party loans	296,538	38,120	849,222

Net Cash Provided by
Financing Activities	405,405	569,755	2,454,459

NET DECREASE IN CASH	2,183	(121,528)	2,846

CASH AT BEGINNING OF PERIOD	663	435,858	-

CASH AT END OF PERIOD	$2,846	$314,330	$2,846

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

From Inception
	For the		on August 1,
	For the Six Months Ended		2007 through
	June 30,		June 30,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	-	-	-

NON-CASH TRANSACTIONS

Common stock issued for services	$8,936,501	$-	$11,638,001

-  -

Notes to Consolidated Financial Statements

1. INTERIM PRESENTATION

The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2009, its results of operations for the three months and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008.

The statements of operations for the three months and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2008.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses totaling $25,778,434 has a working capital deficit of $1,605,252 and is in default on several notes payable (see Note 5).

Since inception (February 23, 1999) through June 30, 2009, the Company has not generated any significant revenues. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Much of the financing has been provided by David Reichman, the present Chief Executive Officer, and Chairman . The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

4. EARNINGS (LOSS) PER SHARE

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share are computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The calculation of basic and diluted income (loss) per share for the three months and six months is as follows:

-  -

	Three Months Ended June 30,
	2009	2008

Net income (loss)	$(6,354,750)	$(385,956)

Weighted average shares outstanding - basic	62,797,081	59,371,257

Net income (loss) - per share - basic	$(0.10)	$(0.01)

	Six Months Ended June 30,
	2009	2008

Net income (loss)	$(15,980,303)	$(1,617,742)

Weighted average shares outstanding - basic	59,028,124	65,976,202

Net income (loss) - per share - basic	$(0.27)	$(0.02)

For 2009 and 2008, 10,875,000 and 3,875,000, common equivalent shares were considered and excluded from the calculation as their effects are anti-dilutive.

5. NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000, September 2002, March 2009 and June 2009. $113,000 of the notes are unpaid to date and are in default. At December 31, 2008 and June 30,, 2009, notes payable amounted to $113,000 and $227,200.

At June 30, 2009, accrued interest on the notes was $57,642. Interest expense on the notes amounted to $5,153 and $2,225 for the three months and $3,245 and $149 for the six months ended June 30, 2009 and 2008, respectively.

6. RELATED PARTY TRANSACTIONS

Due to officers and directors consists of advances and accrued compensation due primarily to David Reichman, CEO, and Chairman of the Company. The advances are due on demand and do not bear interest.   The balance owing to Mr. Reichman is $583,529 and $880,067 at December 31, 2008 and June 30, 2009, respectively.

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

-  -

The Company also recorded $946,792of compensation expense relating to the amortization of the January 1, 2008 options issued to the Directors during the six months ended June 30, 2009. During the six months ended June 30, 2009, the Company recorded the value of 11,000,000 stock options issued to shareholders with an exercise price of $0.55-$1.20 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $5,610,000 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 3.5%, no dividend yield, an expected life of ten years and a volatility factor of 291%-360%.  During the six months ended June 30, 2009, the Company issued 17,450,000 shares of its common stock at $0.51 per share for an aggregate value of $8,936,501.

A summary of our stock option activity is as follows for the year ended December 31, 2008 and the six months ended June 30, 2009:

				Weighted
		Range of		Average	Remaining Contractual
		Exercise Prices		Exercise	Life
	Shares	Per Share		Price	(Years)

Options outstanding at December 31, 2007	2,975,000	$	$0.50-2.00	$0.98	3.96
Granted	2,000,000		1.00-4.75	2.75	10
Exercised	(1,100,000)		0.25-1.00	0.66
Expired	-		-	-
Options outstanding at December 31, 2008	3,875,000	$	$1.00-2.00	0.68	7.07
Granted	11,000,000		$0.55-1.20	0.85	9.83
Exercised	-		-	-
Expired	-		-
Options outstanding at March 31, 2009	14,875,000	$	$0.25-2.00	$0.97	9.23

Information with respect to stock options outstanding at June 30, 2009 is as follows:

Range of Exercise	Number of Outstanding	Number Exercisable	Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25-$0.55	275,000	275,000	$0.35	$1.36	862,500
$1.00-$2.00	2,100,000	2,100,000	$2.49	$0.38	1,115,000
$1.00	500,000	500,000	$9	$1.00	500,000
$4.50	1,000,000	625,000	$9	$4.50	4,500,000
$12.0	11,000,000	11,000,000	$0.85	$0.85	9,300,000
Total	14,875,000	14,500,000			16,277,500

8. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

-  -

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

9. Subsequent Event:

TTI closed an acquisition  of 100% of the outstanding capital stock of Bioenergy Applied Technologies, Inc..(“BAT”) in  a stock-for-stock exchange..  The closing took place on Wednesday, August 13th, 2009 in New York City.  BAT is the originator of various proprietary, clean-tech, environmentally-friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification.  BAT also maintains unique electrolytic technology that simplifies the product of bio fuels, specifically biodiesel and its byproducts.  All of the BAT products and systems offer green, sustainable solutions to the problems of waster generation, collection, storage, and destruction.

Regarding  hazardous waste destruction, BAT owns key intellectual properties which have been applied to the construction of systems and equipment designed to facilitate the destruction of pharmaceutical, medical, biological, chemical, red bag and other hazardous wastes, with clean reusable energy produced as a byproduct.  The system utilizes cold plasma technology to initiate a chemical reaction inside the unit.  The chemical reaction causes enough heat to facilitate the waste destruction, resulting in a drastically reduced carbon footprint, as no incineration is needed.  The energy needed to start the process is the equivalent of only five light bulbs, resulting in a significantly lower cost of operation.  The unit is relatively compact, can be retrofitted into existing structures or made mobile for smaller venues, and can be scaled up to meet the hazardous waste destruction needs of almost any user.

TTI plans to concentrate on the clean-tech, green, and healthcare industries more vigorously, and is actively searching and planning for subsequent acquisition in these areas in the next quarter.

-  -

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

-  -

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

-  -

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application.  As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to our critical accounting policies as of June 30, 2009 and for the six months then ended.

Results of Operations for the Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

We had no revenues in the second three months of 2009 or in the same period of 2008. Our operating expenses increased from $385,807 in the second three months of 2008 to $6,351,505 in the same period of 2009, primarily due to a increase in stock based compensation expense to officers, directors and a shareholder. Stock based compensation aggregated $-0- in 2008 compared to $6,107,397 in 2009.  Our net loss was $385,956 in the second three months of 2008 compared to net loss of $6,354,750 in the same period of 2009. Excluding this non cash expense our net loss would have been $385,956  and $247,353 in 2008 and 2009, respectively.

-  -

Results of Operations for the Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

We had no revenues in the first six months of 2009 or in the same period of 2008. Our operating expenses increased from $1,615,517 in the first six months of 2008 to $15,975,150 in the same period of 2009, primarily due to a increase in stock based compensation expense to officers, directors and a shareholder. Stock based compensation aggregated $923,963 in 2008 compared to $15,493,293 in 2009.  Our net loss was $1,617,742 in the first six months of 2008 compared to net loss of $15,980,303 in the same period of 2009. Excluding this non cash expense our net loss would have been $693,779 and $487,010 in 2008 and 2009, respectively.

Liquidity and Capital Resources

The Company's cash position was $2,846 at June 30, 2009 compared to $663 at December 31, 2008.  The increase in cash is attributable to cash proceeds from related party loans and notes payable of $410,738, offset by repayments of bank overdrafts and cash utilized in operating activities.

As of June 30, 2009, the Company had current assets of $2,846 and current liabilities of $1,608,098.

Net cash used in operating activities amounted to $403,222 for the six month period ended June 30, 2009, as compared to $623,552 of net cash used in operations for the six month period ended June 30, 2008.  The primary reason for the higher utilization of cash in 2008 was to fund the new software development business of the Company.  Net cash provided by financing activities amounted to a $405,405 and $569,755 for the six months ended June 30, 2009 and 2008, respectively. The larger amount in 2008 resulted from the exercise of stock options. The Company had net repayments of officers’ loans of $193,365 in 2008. During the six months ended June 30, 2009 the Company did not use any cash in investing activities. The Company used $67,731 of cash in during the same period in 2008.

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

-  -

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2009 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

PART II                      OTHER INFORMATION

Item 1.              Legal Proceedings

In the recent past, one of the TTI’s shareholders, Dr. Steven Hoefflin, has harassed the Company both in private and in public, as well as its officers and the officers of one of the Company’s subsidiaries, in an apparent attempt to civilly extort money from the Company.  To address the allegedly libelous claims made by the shareholder, TTI has filed suit in United States District Court. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder’s actions.  TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation.  This case was dismissed in New York and we are currently evaluating if it would be productive to file the claim in the Los Angeles County Federal Court.  In addition, we have recently become aware this same shareholder has filed a third party cross complaint against TTI and one of its officers, in Los Angeles Superior Court. TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation.

-  -

Item 1A.-Risk Factors

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

Not Applicable.

Item 4.              Submission of  Matters to a Vote of Security Holders

Not Applicable.

Item 5.              Other Information

 TTI signed a three year employment contract with Kathy M. Griffin as Director of Strategic Planning for the company.  Mrs. Griffin started her employment on April 1st, 2009.  Subsequently, the Board of Directors, on May 28th, 2009, elected her as a Director for a one year term, and appointed her President of TTI.

Further, Tree Top Industries, Inc.  signed a definitive agreement with Bioenergy Applied Technologies, Inc. (“BAT”) on April 24th, 2009.  BAT is the originator of various proprietary, clean-tech, environmentally-friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processed, and coal gasification.  Specifically, BAT has key intellectual properties which have been applied to the construction of systems and equipment used for the destruction of pharmaceutical, medical, biological, chemical, red bag and other hazardous waste, with clean reusable energy produced as a byproduct.

Item 6.              Exhibits

(a)           Exhibits

EXHIBIT NO.                           DESCRIPTION

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b)	The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

Form 8 –K filed on April 29th, 2009 related to signing of material definitive agreement
Form 8 – K filed on August 13th, 2009 related to the completion of the acquisition of BAT

SIGNATURES

-  -

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August  14 , 2009                                                                TREE TOP INDUSTRIES, INC.

By:  \s\ David Reichman
David Reichman, Chief Executive Officer
and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ David Reichman                                                                  Dated: August 14, 2009
David Reichman, Chief Executive Officer
and Chairman (Principal Executive Officer)

By:  /s/ David Reichman                                                                  Dated: August 14, 2009
Kathy M. Griffin, Director, President

By:  /s/ David Reichman                                                                  Dated: August 14, 2009
David Reichman, Chief Financial Officer,
(Principal Financial/Accounting Officer)