Form 10-Q
period 2009-09-30
TREE TOP INDUSTRIES, INC.
filed 2009-11-12
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2009
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of September 30, 2009 the number of shares outstanding of the registrant’s class of common stock was  70,778,400.

PART I.                      FINANCIAL INFORMATION

Item 1.              Financial Statements

Consolidated Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2009	2008
CURRENT ASSETS	(unaudited)

Cash	$1,177	$663
Prepaid expenses	-	5,164

Total Current Assets	1,177	5,827

PROPERTY AND EQUIPMENT, NET	109,810	134,075

OTHER ASSETS

Technology, net	-	-

Total Other Assets	-	-

TOTAL ASSETS	$110,987	$139,902

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$574,471	$385,102
Bank overdraft	-	6,125
Accrued interest payable	62,187	52,490
Due to officers and directors	1,003,468	583,529
Notes payable	267,678	113,000

Total Current Liabilities	1,907,804	1,140,246

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.0001 par value, 50,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.0001 par value, 350,000,000 shares authorized,
70,778,400 and 48,828,400 shares issued and outstanding, respectively	7,078	4,883
Additional paid-in capital	27,637,398	8,792,904
Deficit accumulated during the development stage	(29,441,293)	(9,798,131)

Total Stockholders' (Deficit)	(1,796,817)	(1,000,344)
TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$110,987	$139,902

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					From Inception
	For the		For the		on August 1,
	Three Months Ended		Nine Months Ended		2007 through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

REVENUES, net	$-	$2,967	$-	$2,967	$2,967

COST OF SALES, net	-	-	-	-	-

GROSS PROFIT	-	2,967	-	2,967	2,967

OPERATING EXPENSES

General and administrative	102,661	396,294	272,964	894,848	4,404,672
Officer compensation	598,396	-	16,341,689	313,491	21,267,373
Impairment of assets	2,240,000	-	2,240,000	-	2,240,000
Professional fees	709,071	45,909	754,449	841,143	1,460,720
Depreciation	8,089	3,920	24,265	12,158	53,578

Total Operating Expenses	3,658,217	446,123	19,633,367	2,061,640	29,426,343

OPERATING LOSS	(3,658,217)	(443,156)	(19,633,367)	(2,058,673)	(29,423,376)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	9
Interest expense	(4,642)	(1,716)	(9,795)	(3,941)	(17,926)

Total Other Income (Expenses)	(4,642)	(1,716)	(9,795)	(3,941)	(17,917)

LOSS BEFORE INCOME TAXES	(3,662,859)	(444,872)	(19,643,162)	(2,062,614)	(21,705,776)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3,662,859)	$(444,872)	$(19,643,162)	$(2,062,614)	$(29,441,293)

BASIC LOSS PER SHARE	$(0.05)	$(0.01)	$(0.32)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	66,897,965	48,828,400	61,680,232	56,600,297

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the
	Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES

Net loss	$(19,643,162)	$(2,062,614)
Adjustments to reconcile net loss to net
used by operating activities:
Depreciation and amortization	24,265	12,158
Stock options and warrants
granted for services rendered	7,030,188	1,173,088
Impairment of asset	2,240,000	-
Common stock issued for services rendered	9,576,501	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	5,164	6,033
Increase (decrease) in accounts payable
and accrued expenses	199,066	78,211

Net Cash Used in Operating Activities	(567,978)	(793,124)

INVESTING ACTIVITIES

Cash received in acquisition	-	-
Cash paid for property and equipment	-	(68,413)

Net Cash Used in Investing Activities	-	(68,413)

FINANCING ACTIVITIES

Repayment of related party loans	-	(193,365)
Bank overdraft	(6,125)	-
Cash received from issuance of common stock	-	725,000
Cash received from notes payable	154,678	-
Cash received from related party loans	419,939	38,120

Net Cash Provided by Financing Activities	568,492	569,755

NET DECREASE IN CASH	514	(291,782)

CASH AT BEGINNING OF PERIOD	663	435,858

CASH AT END OF PERIOD	$1,177	$144,076

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			From Inception
	For the		on August 1,
	For the Nine Months Ended		2007 through
	September 30,		September 30,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	-	-	-

NON-CASH TRANSACTIONS

Common stock issued for services	$9,576,501	$-	$12,278,001
Common stock issued for subsidiary	2,240,000	-	2,240,000

Notes to Consolidated Financial Statements

1. INTERIM PRESENTATION

The December 31, 2008 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, its results of operations for the three months and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008.

The statements of operations for the three months and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual Report on Form 10-K for the year ended December 31, 2008.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred accumulated losses totaling $29,441,293 has a working capital deficit of $1,906,627 and is in default on several notes payable (see Note 5).

Since inception (February 23, 1999) through September 30, 2009, the Company has not generated any significant revenues. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. Revenues have been minimal and the Company continues to require substantial financing. Much of the financing has been provided by David Reichman, the present Chief Executive Officer, and Chairman . The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

4. EARNINGS (LOSS) PER SHARE

The Company computes earnings or loss per share in accordance with GAAP. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock. Diluted earnings per share are computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding, which includes convertible debentures, stock options and warrants. The calculation of basic and diluted income (loss) per share for the three months and nine months is as follows:

-  -

	Three Months Ended September 30,
	2009	2008

Net income (loss)	$(3,662,859)	$(444,872)

Weighted average shares outstanding - basic	66,897,965	48,828,400

Net income (loss) - per share - basic	$(0.05)	$(0.01)

	Nine Months Ended September 30,
	2009	2008

Net income (loss)	$(19,643,162)	$(2,062,614)

Weighted average shares outstanding - basic	61,680,232	56,600,297

Net income (loss) - per share - basic	$(0.32)	$(0.04)

For 2009 and 2008, 10,875,000 and 3,875,000, common equivalent shares were considered and excluded from the calculation as their effects are anti-dilutive.

5. NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, all with original due dates between August 2000, September 2002, March 2009, June 2009 and September 2009. $113,000 of the notes is unpaid to date and are in default. At December 31, 2008 and September 30, 2009, notes payable amounted to $113,000 and $267,678.

At September 30, 2009, accrued interest on the notes was $62,187. Interest expense on the notes amounted to $4,642 and $1,716 for the three months and $9,795 and $3,941 for the nine months ended September 30, 2009 and 2008, respectively.

6. RELATED PARTY TRANSACTIONS

Due to officers and directors consists of advances and accrued compensation due primarily to David Reichman, CEO, and Chairman of the Company. The advances are due on demand and do not bear interest.   The balance owing to Mr. Reichman is $583,529 and $1,003,468 at December 31, 2008 and September 30, 2009, respectively.

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

The Company also recorded $1,420,188 of compensation expense relating to the amortization of the January 1, 2008 options issued to the Directors during the nine months ended September 30, 2009. During the nine  months ended September  30, 2009, the Company recorded the value of 11,000,000 stock options issued to shareholders with an exercise price of $0.55-$1.20 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $5,610,000 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 3.5%, no dividend yield, an expected life of ten years and a volatility factor of 291%-360%.  During the nine months ended September 30, 2009, the Company issued 18,450,000 shares of its common stock at an average of $0.52 per share for an aggregate value of $9,576,501.

A summary of our stock option activity is as follows for the year ended December 31, 2008 and the nine months ended September 30, 2009:

			Weighted
		Range of	Average	Remaining Contractual
		Exercise Prices	Exercise	Life
	Shares	Per Share	Price	(Years)

Options outstanding at December 31, 2007	2,975,000	$0.50-2.00	$0.98	3.96
Granted	2,000,000	1.00-4.75	2.75	10
Exercised	(1,100,000)	0.25-1.00	0.66
Expired	-	-	-
Options outstanding at December 31, 2008	3,875,000	$1.00-2.00	0.68	7.07
Granted	11,000,000	$0.55-1.20	0.85	9.83
Exercised	-	-	-
Expired	-	-
Options outstanding at September 30, 2009	14,875,000	$0.25-2.00	$0.97	9.23

Information with respect to stock options outstanding at September 30, 2009 is as follows:

Range of Exercise	Number of Outstanding	Number Exercisable	Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25-$0.55	275,000	275,000	$0.35	$1.36	862,500
$1.00-$2.00	2,100,000	2,100,000	$2.49	$0.38	1,115,000
$1.00	500,000	500,000	$9	$1.00	500,000
$4.50	1,000,000	625,000	$9	$4.50	4,500,000
$12.0	11,000,000	11,000,000	$0.85	$0.85	9,300,000
Total	14,875,000	14,500,000			16,277,500

8. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued a pronouncement regarding “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The pronouncement requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of the pronouncement did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued a pronouncement regarding, “Accounting for Transfers of Financial Assets” an amendment of a prior pronouncement. The pronouncement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of the pronouncement to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued a pronouncement regarding, “Amendments to FASB Interpretation”. The pronouncement is intended to (1) address the effects on certain provisions of an accounting interpretation regarding, Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept, and (2) constituent concerns about the application of certain key provisions of the interpretation, including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of the pronouncement to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued a pronouncement regarding, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The pronouncement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  the pronouncement to have an impact on the Company’s results of operations, financial condition or cash flows.

9. Acquisition of Subsidiary:

TTI recently closed an acquisition of 100% of the outstanding capital stock of Bioenergy Applied Technologies, Inc.(“BAT”) in a stock-for-stock exchange.  The closing took place on Wednesday, August 13th, 2009 in New York City.  BAT is the originator of various proprietary, clean-tech, environmentally-friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification.  BAT also maintains unique electrolytic technology that simplifies the product of bio fuels, specifically biodiesel and its byproducts.  All of the BAT products and systems offer green, sustainable solutions to the problems of waster generation, collection, storage, and destruction.

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

         (j)       failure of NetThruster.com(R) to acquire ot develop and profitably operate a new business to replace its old content delivery business model, which is no longer being implemented; and

         (k)      competition from other businesses and technologies that materially adversely impacts TTI's operations, financial condition and business performance.

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

Current Overview

Effective August 13th, 2009, TTI completed a stock-for-stock exchange with BioEnergy Applied Technologies, Inc. (“BAT”), BioEnergy Systems Management, Inc. (“Bio”), Wimase Limited (“Wimase”) and Energetic Systems Inc., LLC, (“Energetic”, and together with Bio and Wimase, the “Stockholders”).  TTI acquired all of the issued and outstanding shares of BAT.  TTI issued 3,500,000 shares of its common stock, par value $.001 per share, to the Stockholders, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT by the Stockholders.

  BAT is the originator of various proprietary, clean-tech, environmentally-friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification.  BAT also maintains unique electrolytic technology that simplifies the production of bio fuels, specifically biodiesel and its byproducts.

BAT was acquired to exploit their key intellectual properties, which have been applied to the construction of systems and equipment designed to facilitate the destruction of pharmaceutical, medical, biological, chemical, red bag and other hazardous wastes, with clean reusable energy produced as a byproduct.  The system utilizes cold plasma technology to initiate a chemical reaction inside the unit.  The chemical reaction causes enough heat to facilitate the waste destruction, resulting in a drastically reduced carbon footprint, as no incineration is needed.   The energy needed to start the process is the equivalent of only five light bulbs, resulting in a significantly lower cost of operation.  The unit is relatively compact, can be retrofitted into existing structures or made mobile for smaller venues, and can be scaled up to meet the hazardous waste destruction needs of almost any user.

TTI is actively engaged in developing a business platform to showcase the BAT technologies, and will spend the majority of its resources in support of this opportunity.

TTI also owns 100% of the issued and outstanding stock of NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”).  TTI was previously known as GoHealth.MD, Inc. (“GoHealth.Md”).  GoHealth.Md was incorporated in Nevada in May 2000.  GoHealth was a web based resource provider for certain alternative health- care oriented professionals. In January 2002, GoHealth.MD, Inc. ceased these operations. TTI continued to exist as a shell company.

NetThruster was formed to be a provider of high-performance content delivery network (“CDN”) services. Currently, due to recent industry developments, TTI is in the process of re-evaluating the NetThruster technology, and as such, has temporarily ceased active development of this subsidiary.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application.  As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to our critical accounting policies as of September 30, 2009 and for the nine months then ended.

Results of Operations for the Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

We had no revenues in the third three months of 2009 compared to $2,967 in the same period of 2008. Our operating expenses increased from $446,123 in the third three months of 2008 to $3,658,217 in the same period of 2009, primarily due to an increase in stock based compensation expense to officers, directors and a shareholder. Stock based compensation aggregated $-0- in 2008 compared to $598,396 in 2009. Our professional fees also increased from $45,909 in 2008 to $709,071 in 2009 due to the issuance of 1,000,000 shares of common stock to our securities attorneys valued at $640,000. We also impaired in full the investment made in technology of $2,240,000 in 2009. Our net loss was $3,662,859 in the third three months of 2009 compared to net loss of $444,872 in the same period of 2008. Excluding non cash expenses our net loss would have been $309,463 and $444,872 in 2009 and 2008, respectively.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We had no revenues in the first nine months of 2009 compared to $2,967 for the same period of 2008. Our operating expenses increased from $2,061,640 in the first nine months of 2008 to $19,633,367 in the same period of 2009, primarily due to a increase in stock based compensation expense to officers, directors and a shareholder. Stock based compensation aggregated $1,173,088 in 2008 compared to $16,606,689 in 2009.  We also impaired in full the investment made in technology of $2,240,000 in 2009.Our net loss was $2,062,614 in the first nine months of 2008 compared to net loss of $19,643,162 in the same period of 2009. Excluding non cash expenses our net loss would have been $889,526 and $3,036,473 in 2008 and 2009, respectively.

Liquidity and Capital Resources

The Company's cash position was $1,177 at September 30, 2009 compared to $663 at December 31, 2008.  As of September 30, 2009, the Company had current assets of $1,177 and current liabilities of $1,907,804.

Net cash used in operating activities amounted to $567,978 for the nine month period ended September 30, 2009, as compared to $793,124 of net cash used in operations for the nine month period ended September 30, 2008.  The primary reason for the higher utilization of cash in 2008 was to fund the new software development business of the Company.  Net cash provided by financing activities amounted to a $568,492 and $569,755 for the nine months ended September 30, 2009 and 2008, respectively. The larger amount in 2008 resulted from the exercise of stock options. The Company had net repayments of officers’ loans of $193,365 in 2008. During the nine months ended September 30, 2009 the Company did not use any cash in investing activities. The Company used $68,413 of cash in during the same period in 2008.

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

  pertain to the maintenance of records that in reasonable detail accurately and fairily reflect the transactions and dispositions of the assets of the registrant;
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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

PART II                      OTHER INFORMATION

Item 1.              Legal Proceedings

 TTI has filed suit in United States District Court.against Dr. Steven Hoefflin for libel against the Company. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder’s actions.  TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation.  This case was dismissed in New York and we are currently evaluating if it would be productive to file the claim in the Los Angeles County Federal Court.  In addition, we have recently become aware this same shareholder has filed a third party cross complaint against TTI and one of its officers, in Los Angeles Superior Court. TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation.

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

 Further, TTI signed a definitive exchange agreement with Bioenergy Applied Technologies, Inc. (“BAT”) BioEnergy Systems Management Inc., Wimase Limited and Energetic Systems Inc., LLC on April 24th, 2009.  Pursuant to this agreement, TTI acquired all of the issued and outstanding shares of BAT in exchange for 3,500,000 shares of TTI’s common stock. BAT is the originator of various proprietary, clean-tech, environmentally-friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification.  Specifically, BAT has key intellectual properties which have been applied to the construction of systems and equipment used for the destruction of pharmaceutical, medical, biological, chemical, red bag and other hazardous waste, with clean reusable energy produced as a byproduct.

Item 6.              Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b)	The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

Form 8 –K filed on October 19th, 2009
related to the completion of the acquisition of BAT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREE TOP INDUSTRIES, INC.

Dated: November 11, 2009	By:	/s/ David Reichman
David Reichman
Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: David Reichman	Dated: November 11, 2009
David Reichman,
Chief Executive Officer and Chairman (Principal Executive Officer)

By: Kathy M. Griffin	Dated: November 11, 2009
Kathy M. Griffin
Director, President

By: David Reichman	Dated: November 11, 2009
David Reichman
Chief Financial Officer, (Principal Financial/Accounting Officer)