Form 10-K
period 2009-12-31
TREE TOP INDUSTRIES, INC.
filed 2010-04-15
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $58,249,000 as of March 31, 2010 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 130,994,100 shares outstanding of the registrant’s common stock as of March 31, 2010

 PART I

ITEM 1.        BUSINESS

General

Tree Top Industries, Inc. (“TTI”, “Tree Top”, “we”. “our”, “us”, “the Company”, “management”) is a Nevada corporation that owns 100% of the issued and outstanding stock of BioEnergy Applied Technologies, Inc. (“BAT”).   BAT is the originator of various proprietary, clean-tech, environmentally friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification.  BAT also maintains unique electrolytic technology that simplifies the production of bio fuels, specifically biodiesel and its byproducts.  The Company also owns NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”).  Tree Top was previously known as GoHealth.MD, Inc. (“GoHealth”).  GoHealth was incorporated in Nevada in May 2000.  GoHealth was a web based resource provider for certain alternative health-care oriented professionals. In January 2002, GoHealth. ceased these operations. Tree Top continued to exist as a public company with no active operations until 2007.

Effective August 12, 2009, Tree Top completed a stock exchange with BAT, BioEnergy Systems Management Inc., Wimase Limited and Energetic Systems Inc., LLC.  Tree Top acquired all of the issued and outstanding shares of BAT.  BAT is now a wholly-owned subsidiary of Tree Top. Tree Top issued 3,500,000 shares of its common stock, par value $.001 per share, to the Stockholders in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT by the Stockholders.

BAT was acquired to exploit its key intellectual properties, which have been applied to the construction of systems and equipment designed to facilitate the destruction of pharmaceutical, medical, biological, chemical, red bag and other hazardous wastes, with clean reusable energy produced as a byproduct.  The system utilizes cold plasma technology to initiate a chemical reaction inside the unit.  The chemical reaction causes enough heat to facilitate the waste destruction, resulting in a drastically reduced carbon footprint, as no incineration is needed.   The energy needed to start the process is the equivalent of only five light bulbs, resulting in a significantly lower cost of operation.  The unit is relatively compact, can be retrofitted into existing structures or made mobile for smaller venues, and can be scaled up to meet the hazardous waste destruction needs of almost any user.

Tree Top is actively engaged in developing a business platform to showcase the BAT technologies, and will spend the majority of its resources in support of this opportunity.

NetThruster was formed to be a provider of high-performance content delivery network (“CDN”) services. The technology was designed to deliver content for traditional and emerging media companies, or content providers, including businesses operating in the television, music, radio, newspaper, magazine, movie, video game and software industries. NetThruster’s delivery solution specifically handles the demanding requirements of delivering rich media content over the Internet. This solution should enable content providers and aggregators to provide their end-users with high-quality experiences across any media type, library size, or audience scale without expending the capital and developing the expertise needed to build and manage their own networks.

Due to recent industry developments, Tree Top is in the process of re-evaluating the NetThruster technology, and as such, has temporarily ceased active development of this subsidiary.

History

Effective October 19, 2007, TTI entered into an Agreement and Plan of Reorganization (the “Agreement”) with all of the stockholders of Ludicrous,, pursuant to which TTI agreed to acquire all of the issued and outstanding common stock of Ludicrous from the stockholders in consideration for the issuance of a total of 68,000,000 newly issued shares of TTI’s common stock, allocated among the stockholders of Ludicrous on a pro rata basis.  Accordingly, after the closing of the stock exchange on November 1, 2007 as contemplated by the Agreement, Ludicrous became a wholly owned subsidiary of TTI, and the prior shareholders of Ludicrous became the majority shareholders of TTI.  In the Agreement, the stockholders of Ludicrous agreed to confer upon a designee of TTI, voting power over their shares of TTI’s common stock acquired by them for a period equal to the lesser of (i) two years or (ii) the sale of the common stock by the stockholder in accordance with Rule 144 of the Securities Act of 1933.  However, the shares of the two (2) largest stockholders, James Black, and The Davis Family, who held an aggregate of over 80% of the issued and outstanding shares of common stock of Ludicrous, were each required to execute a two (2) year lock-up agreement. The business combination between TTI and Ludicrous closed on November 1, 2007, and David Reichman, the Chief Executive Officer of TTI, was designated by TTI to be the voting trustee for 68,000,000 outstanding shares of TTI currently owned by the prior stockholders of Ludicrous.  Subsequently, due to the departure of James Black and the non-development and deployment of the technology, approximately 72% or 49,000,000 shares were cancelled and or returned to the company.

On April 24, 2009, Tree Top  entered into a stock exchange agreement (the "Exchange Agreement") with BAT BioEnergy Systems Management Inc. , Wimase Limited  and Energetic Systems Inc., LLC .  Under the terms of the Exchange Agreement, the Company agreed to acquire, all of the issued and outstanding shares of BAT.  The proposed acquisition will result in BAT becoming a wholly-owned subsidiary of the Company upon closing. The Exchange Agreement calls for the issuance of a total of 3,500,000 shares of common stock of the Company, par value $.001 per share , in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT to the Company.

BAT is the originator and incubator of environmentally friendly technologies useful in the areas of energetic materials, chemicals and chemical processes, gasification, and the safe and novel destruction of biological and other hazardous wastes.  The Company has been focused on the incubation growth and commercialization of novel technology platforms designed to address the fundamental limitations of many of today’s technologies and businesses.  The Company and the newly announced acquisition will seek to provide key technologies to the biofuels sector, designed to help make biofuels more cost effective and of a higher quality.

BAT is also the originator of various proprietary, clean-tech, environmentally-friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification.  BAT also maintains unique electrolytic technology that simplifies the production of bio fuels, specifically biodiesel and its byproducts.

BAT was acquired by Tree Top in August of 2009 in order to exploit its key intellectual properties, which have been applied to the construction of systems and equipment designed to facilitate the destruction of pharmaceutical, medical, biological, chemical, red bag and other hazardous wastes, with clean reusable energy produced as a byproduct.  The system utilizes cold plasma technology to initiate a chemical reaction inside the unit.  The chemical reaction causes enough heat to facilitate the waste destruction, resulting in a drastically reduced carbon footprint, as no incineration is needed.   The energy needed to start the process is the equivalent of only five light bulbs, resulting in a significantly lower cost of operation.  The unit is relatively compact, can be retrofitted into existing structures or made mobile for smaller venues, and can be scaled up to meet the hazardous waste destruction needs of almost any user.

In considering the entire waste destruction business and analyzing where the opportunities can be found, it is apparent that the pharmaceutical, medical, biological, chemical, and red bag waste industries should be the best fit for the BAT technology, both from an environmental and cost structure perspective.

While municipal, restaurant and/or household waste cost approximately $ .30 per pound to incinerate or store, hazardous waste disposal has been calculated at upwards of $2.00 per pound. This is because, in order to comply with governmental and environmental regulations, a work-intensive system of processing, handling, storing, transporting, and finally burying hazardous waste is required at most pharmaceutical companies.   Once hazardous waste has been produced, its disposition is the responsibility of the producer thereafter.  If there is an environmental issue resulting from hazardous waste production, the waste generator is solely responsible.

In spite of this, many companies who produce hazardous waste in the pharmaceutical industry and biological / hospital red bag waste area currently use conventional haul-destroy companies and methods to eliminate the waste.   This exposes them to several increased costs, including:

•	environmental costs
•	transportation costs
•	insurance costs
•	storage costs
•	overall handling costs

The BAT technology allows companies to destroy hazardous material streams in-line before they exit the consolidated system, and therefore such companies never become hazardous waste generators. This provides a commercial solution for the processing of hazardous waste in-house and on demand at local sites. The advantages of this are numerous. Byproducts from the system are essentially water and carbon dioxide, plus trace amounts of organics. The system specifically eliminates oxides of nitrogen, chlorine gas, and other toxic gasses typically produced by conventional incinerators.  The process is completely “green”, converting all the waste into water, carbon dioxide and nitrogen.  And, the technology allows for the potential capturing of reusable energy when the waste destruction system is operating in the “full oxidation - exothermic mode”.  This excess energy, in the form of heat, can be utilized within other facility operations.

There are currently no direct competitors offering this new and novel technology in the waste destruction market.  The only competition in this field is the conventional method of waste removal and destruction which is very expensive within each step of the process and produces a significant carbon footprint, at both the beginning and end of the process.

Tree Top plans to immediately target the pharmaceutical industry.  The top pharmaceutical companies produce upwards of 600,000,000 pounds of active pharmaceutical intermediates (API) waste per year. That translates into over $1.2 billion dollars of cost connected to the management of hazardous waste.

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

With the acquisition of BAT, Tree Top acquired fifteen (15) intellectual properties pertaining to the construction of the mobile configuration and operation of the glyd-arc medical waste destruction unit, as well as an enhanced configuration and novel method for coal gasification .

As of December 31, 2009, Tree Top had received no patents in the United States and no patents in foreign jurisdictions.  We have no pending patent applications in the United States and no pending patent applications in foreign jurisdictions.  We had received no trademarks and had no pending trademark applications in the United States. We had no pending trademark applications in foreign countries and no non-U.S. trademark applications had been issued.

We generally control access to and use of our software and other confidential information through (a) the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners, and (b) domestic and foreign copyright laws.

Government Regulation

BAT

According to the Environmental Protection Agency (“EPA”), no registration of the BAT system is required because the waste destruction process does not involve incineration.  Incineration processes are subject to regulation by the EPA.  However, any hazardous waste destruction system that is constructed will be subject to the state laws and regulations where the system is located, as well as any regulations pertaining to the storage, transporting and/or destroying hazardous waste.   BAT is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

NetThruster

NetThruster is subject to various federal, state and local laws affecting the telecommunications and Internet industries.  Laws and regulations that apply to communications and commerce conducted over the Internet are becoming more prevalent, both in the United States and internationally, and may impose additional burdens on companies conducting business online or providing Internet-related services such as ours The laws relating to the liability of private network operators for information carried on or disseminated through their networks are unsettled, both in the United States and abroad. Network operators have been sued in the past, sometimes successfully, based on the content of material disseminated through their networks. The Federal Trade Commission and equivalent state agencies regulate advertising and representations made by businesses in the sale of their products, which apply to us.  NetThruster is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Competition

BAT

There are currently no direct competitors offering this new and novel technology into the waste destruction market.  The only competition in this field is the conventional method of waste removal and destruction which is very expensive within each step of the process and produces a significant carbon footprint, at both the beginning and end of the process.

NetThruster

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

Employees

As of December 31, 2009, we employed two people on a full-time basis.   Both employees are in executive positions. We project that during the next 12 months, our workforce is likely to increase.  To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer qualified personnel to meet our requirements.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our potential future customers.

 ITEM 2.        PROPERTIES

Currently, TTI does not lease, rent or own any property.

ITEM 3.        LEGAL PROCEEDINGS

ITI has filed suit in United States District Court against Dr. Steven Hoefflin for libel. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder’s actions.  This case was dismissed in New York and we are currently evaluating if it would be productive to file the claim in the Los Angeles County Federal Court.  In addition, we have recently become aware this same shareholder has filed a third party cross complaint against TTI and one of its officers, in Los Angeles Superior Court. TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Year Ended December 31, 2008	High	Low

First Quarter ended March 31, 2008	$16.00	$5.75
Second Quarter ended June 30, 2008	$15.00	$2.00
Third Quarter ended September 30, 2008	$8.75	$2.00
Fourth Quarter ended December 31, 2008	$4.00	$0.27

Year Ended December 31, 2009	High	Low

First Quarter ended March 31, 2009	$3.00	$0.20
Second Quarter ended June 30, 2009	$0.52	$0.20
Third Quarter ended September 30, 2009	$10.01	$0.52
Fourth Quarter ended December 31, 2009	$2.20	$0.52

As of March 31, 2010, there were approximately 824 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts which are unknown. As of March 31, 2010, there were approximately 130,994,100 shares of TTI’s common stock outstanding on record.

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

Sales of Our Unregistered Securities During 2009 Not Previously Disclosed

None.

ITEM 6.                      SELECTED FINANCIAL DATA

Balance Sheet

	December 31, 2009	December 31, 2008	Change

Current Assets	$117,891	$5,827	$112,064
Property and Equipment	101,719	134,075	(32,356)
Other Assets	-	-	(12,424
Total Assets	$219,610	$139,902	$79,708

Current Liabilities	$2,487,720	$1,140,246	$1,347,474

Stockholders’ (Deficit)	$(2,268,110)	$(1,000,344)	$(1,267,766)

Statement of Operations
Revenues	$-	$2,967	$(2,967)
Operating Expenses	61,460,167	4,136,423	57,323,744
Other Income (Expenses)	(13,686)	(7,353)	(6,333)

Net Loss	$(61,473,853)	$(4,140,809)	$(57,333,044)

Basic Loss Per Share	$(0.92)	$(0.07)	$(0.85)

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

a)	volatility or decline of TTI’s stock price;
b)	potential fluctuation of quarterly results;
c)	failure to earn revenues or profits;
d)	inadequate capital to continue or expand its business, and inability to raise additional capital or financing to implement its business plans;
e)	failure to commercialize our technology or to make sales;
f)	decline in demand for our products and services;
g)	rapid adverse changes in markets;
h)	litigation with or legal claims and allegations by outside parties against TTI or Ludicrous, including but not limited to challenges to intellectual property rights;
i)	insufficient revenues to cover operating costs; and
j)	failure of the BAT technology to function properly

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

RESULTS OF OPERATIONS

We realized revenues of $-0-during the year ended December 31, 2009. We presently do not have a steady source of revenue. Our operating expenses increased from $4,136,423 in 2008 to $61,460,167 in 2009. The increase was primarily the result of stock compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $1,512,222 to $561,814 or 63% because of a decrease in shares of common stock used to pay for services. Professional fees and officer compensation increased by $9,634,726 and $46,393,164, respectively. Depreciation expense increased from $26,094 to $32,356 because of the purchase of office equipment in 2008.

Our net loss increased by $57,333,044 from $4,140,809 in 2008 to $61,473,853 in 2009. This translates to a $0.85 increase in loss per share from $(0.07) in 2008 to $(0.92) in 2009. Included in our net loss was $57,855,587 and $1,933,000 for the value of common stock and common stock purchase warrants and options which were issued in 2009 and 2008 respectively. Excluding these non cash expenses, our net loss would have been $3,618,266 and $2,207,809, respectively. We expect that our losses will continue to be approximately $100,000 per month until we are able to establish a reliable revenue flow.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 we had cash on hand of $104,891 compared to $663 at December 31, 2008. We used cash in our operations of $1,055,247 in 2009 compared to $1,233,124 in 2008. We also used cash of $-0- in 2009 in our investing activities compared to net cash used of $88,196 in 2008. We raised $110,500 and $725,000 from the sale of our common stock or exercises of stock options in 2009 and 2008, respectively. Additionally, we raised $862,638 and $155,000 from related party loans and $292,860 from other notes payable. We anticipate that we will continue to have a negative cash flow from operations of approximately $100,000 per month for 2010. We do not have sufficient cash on hand at December 31, 2009 to cover that negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing.

OFF-BALANCE SHEET ARRANGEMENTS

None

CONTRACTUAL OBLIGATIONS

None

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

We define our “critical accounting policies” as those U.S. generally accepted accounting principles that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to continually assess a range of potential outcomes. A detailed discussion of the critical accounting policies that most affect our company is located in Footnote 2 of the notes to our financial statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

/Letterhead/

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tree Top Industries, Inc.

We have audited the accompanying consolidated balance sheets of Tree Top Industries, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended,  and for the period from inception on August 1, 2007 through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc.(a development stage company) at December 31, 2009 and 2008, and the results of its consolidated operations and cash flows for the years then ended and for the period from inception on August 1, 2007 through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Tree Top Industries, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and is dependent of financing to continue operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf, Nilson & Morrill
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, UT
April 15, 2010

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2009	2008
CURRENT ASSETS
Cash	$104,891	$663
Prepaid expenses	-	5,164
Advances	13,000	-
Total Current Assets	117,891	5,827

PROPERTY AND EQUIPMENT, NET	101,719	134,075

OTHER ASSETS
Technology, net	-	-
Total Other Assets	-	-
TOTAL ASSETS	$219,610	$139,902

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$669,916	$385,102
Bank overdraft	-	6,125
Accrued interest payable	66,175	52,490
Due to officers and directors	1,345,769	583,529
Notes payable	405,860	113,000
Total Current Liabilities	2,487,720	1,140,246

COMMITMENTNS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 130,994,100 and 48,828,400 shares issued and 127,494,100 and 48,828,400 outstanding, respectively	127,494	48,828
Additional paid-in capital	68,876,380	8,748,959
(Deficit) accumulated during the development stage	(71,271,984)	(9,798,131)
Total Stockholders' (Deficit)	(2,268,110)	(1,000,344)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$219,610	$139,902

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			From Inception
	For the		on August 1,
	Years Ended		2007 through
	December 31,		December 31,
	2009	2008	2009

REVENUES, net	$-	$2,967	$2,967

COST OF SALES, net	-	-	-

GROSS PROFIT	-	2,967	2,967

OPERATING EXPENSES

General and administrative	561,814	1,512,222	4,695,132
Officer compensation	48,791,138	2,397,974	53,716,822
Impairment of assets	2,240,000	-	2,240,000
Professional fees	9,834,859	200,133	10,541,130
Depreciation	32,356	26,094	60,059

Total Operating Expenses	61,460,167	4,136,423	71,253,143

OPERATING LOSS	(61,460,167)	(4,133,456)	(71,250,176)

OTHER INCOME (EXPENSES)

Interest income	-	9	9
Interest expense	(13,686)	(7,362)	(21,817)

Total Other Income (Expenses)	(13,686)	(7,353)	(21,808)

	(61,473,853)	(4,140,809)	(71,271,984)
LOSS BEFORE INCOME TAXES INCOME TAX EXPENSE	-	-	-

NET LOSS	$(61,473,853)	$(4,140,809)	$(71,271,984)

BASIC AND DILUTED LOSS PER SHARE	$(0.92)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,830,054	56,600,297

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the period August 1, 2007 (inception) through December 31, 2009
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

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the period August 1, 2007 (inception) through December 31, 2009
Deficit
				Additional	Accumulated
Preferred Stock		Common Stock		Paid-In	During the
Shares	Amount	Shares	Amount	Capital	Development Stage	Total
Balance, December 31, 2007	-	$-	72,327,791	$72,328	$5,074,680	$(5,657,322)	$(510,314)

Fractional shares	-	-	609	-	-	-	-

Exercise of stock options at $0.25 per share	-	-	1,100,000	1,100	723,900	-	725,000

Common stock cancelled	-	-	(24,600,000)	(24,600)	24,600	-	-

Stock options granted for services	-	-	-	-	1,993,000	-	1,993,000

Exchange of Ludicrous, Inc. stock options for Tree Top stock options	-	-	-	-	932,779	-	932,779

Net loss for the year ended December 31, 2008	-	-	-	-	-	(4,140,809)	(4,140,809)

Balance, December 31, 2008	-	-	48,828,400	48,828	8,748,959	(9,798,131)	(1,000,344)

Stock options granted for services	-	-	-	-	18,933,587	-	18,933,587

Common stock issued for services	-	-	74,850,000	74,850	38,847,150	-	38,922,000

Common stock issued for acquisition of subsidiary	-	-	3,500,000	3,500	2,236,500	-	2,240,000

Common stock issued for cash	-	-	315,700	316	110,184	-	110,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	(61,473,853)	(61,473,853)

Balance, December 31, 2009	-	$-	127,494,100	$127,494	$68,876,380	$(71,271,984)	$(2,268,110)

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			From Inception
	For the		on August 1,
	Years Ended		2007 through
	December 31,		December 31,
	2009	2008	2009

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(61,473,853)	$(4,140,809)	$(71,271,984)
Adjustments to reconcile net loss to net
used by operating activities:
Depreciation and amortization	32,356	26,094	60,059
Stock options granted for services rendered	18,933,587	2,925,779	23,479,874
Impairment of intangible assets	2,240,000	-	2,240,000
Common stock issued for services rendered	38,922,000	-	41,623,500
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(7,836)	13,660	(13,000)
Increase (decrease) in accounts payable
and accrued expenses	298,499	(57,848)	895,388

Net Cash Used in Operating Activities	(1,055,247)	(1,233,124)	(2,986,163)

CASH FLOW FROM INVESTING ACTIVITIES

Cash received in acquisition	-	-	44,303
Cash paid for property and equipment	-	(88,196)	(161,778)

Net Cash Used in Investing Activities	-	(88,196)	(117,475)

CASH FLOW FROM FINANCING ACTIVITIES

Bank overdraft	(6,125)	6,125	-
Cash received from issuance of common stock	110,500	725,000	1,660,500
Cash received from notes payable	292,860	-	292,860
Cash paid to related party loans	(100,398)		(160,153)
Cash received from related party loans	862,638	155,000	1,415,322

Net Cash Provided by Financing Activities	1,159,475	886,125	3,208,529

NET INCREASE (DECREASE) IN CASH	104,228	(435,195)	104,891
CASH AT BEGINNING OF PERIOD	663	435,858	-
CASH AT END OF PERIOD	$104,891	$663	$104,891

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

			From Inception
	For the		on August 1,
	For the Years Ended		2007 through
	December 31,		December 31,
	2009	2008	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for acquisition of subsidiary
Common stock cancelled	$2,240,000	$-	$2,240,000
	(24,600)		(24,600)

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 - NATURE OF OPERATIONS

A) HISTORY

On November 10, 1999, Nugget Holding Company (“the Company”), a Nevada Corporation formed on July 24, 1980, merged into Tree Top Industries, Inc. (a Delaware corporation formed on February 23, 1999). As a result of this business combination, Tree Top Industries, Inc became a wholly-owned subsidiary of Nugget Exploration, Inc., but since its shareholders took control of Nugget Explorations, Inc., Tree Top Industries, Inc. was considered the accounting acquirer. On January 19, 2000, Nugget Exploration Inc. changed its name to GoHealth.MD, Inc. and then subsequently to Tree Top Industries, Inc.

Effective November 1, 2007, the Company closed an Agreement and Plan of Reorganization with  Ludicrous Inc.,  pursuant to which the Company acquired all of the issued and outstanding shares of Ludicrous, Inc. At closing, the stockholders of Ludicrous, Inc received 68 million shares of the Company's common stock which represented 98.6% of the outstanding post-agreement common stock of the Company. Accordingly, Ludicrous, Inc. was considered the accounting acquirer and the business combination is accounted for as a reverse acquisition. All financial history prior to the reverse acquisition is that of the accounting acquirer, Ludicrous, Inc.

On April 24, 2009, the Company entered into a stock exchange agreement (the "Exchange Agreement") with BioEnergy Applied Technologies Inc., a Nevada corporation (“BAT”), BioEnergy Systems Management Inc., Wimase Limited  and Energetic Systems Inc., LLC.  Under the terms of the Exchange Agreement, the Company agreed to acquire, all of the issued and outstanding shares of BAT.  The proposed acquisition will result in BAT becoming a wholly-owned subsidiary of the Company upon closing. The Exchange Agreement calls for the issuance of a total of 3,500,000 shares of common stock of the Company, par value $.001 per share, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT  to the Company.

BAT is the originator and incubator of environmentally friendly technologies useful in the areas of energetic materials, chemicals and chemical processes, gasification, and the safe and novel destruction of biological and other hazardous wastes.  The Company has been focused on the incubation growth and commercialization of novel technology platforms designed to address the fundamental limitations of many of today’s technologies and businesses.  The Company and the newly announced acquisition will seek to provide key technologies to the biofuels sector, designed to help make biofuels more cost effective and of a higher quality.

The Company has not realized significant revenues as of December 31, 2009. and is classified as a development stage enterprise in accordance with ASC 915.

B)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $61,473,853 during the fiscal year ended December 31, 2009 and has an accumulated deficit of $71,271,984. During 2008 the Company incurred losses totaling $4,140,809 and is in default on several notes payable (see Note 10). The Company also has negative working capital of $2,369,829 and $1,134,419 and negative cash flow from operations of $1,055,247 and $1,233,124 as of and for the years ended December 31, 2009 and 2008, respectively.

Since inception (August 1, 2007) through December 31, 2009, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. The Company has had no revenues and requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer and Chairman. . The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 1 - NATURE OF OPERATIONS (CONTINUED)

B)      GOING CONCERN (CONTINUED)

In order for the Company to remain a going concern, it will need to continue to receive funds from the exercise of outstanding options or through other equity or debt financing. There can be no assurance that the Company will continue to receive any proceeds from the exercise of warrants or options or that the Company will be able to obtain the necessary funds to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc and BioEnergy Applied Technologies Inc. All significant inter-company balances and transactions have been eliminated.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2009 and 2008, no excess existed.

D) FIXED ASSETS

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.  Leasehold improvements are amortized over the lesser of the term of the lease or the economic life of the asset.

E) INCOME TAXES

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

E)     INCOME TAXES (CONTINUED)

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are  reduced by a  valuation  allowance  when,  in the opinion  of  management,  it is more  likely  than not  that  some portion or all of the deferred  tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F) REVENUE RECOGNITION

We recognize service revenues in accordance with the SEC's ASC 605 Revenue Recognition and Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. At the inception of a customer contract for service, we make an assessment as to that customer's ability to pay for the services provided. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer's unpaid invoices and ceases recognizing revenue for continued services provided until cash is received.

G) STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward- known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using option-pricing models adjusted for the unique characteristics of those instruments.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with ASC 718 and ASC 595, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services", and are periodically revalued as the stock options vest and are recognized as expense over the related service period.

H) INTANGIBLE ASSETS AND BUSINESS COMBINATIONS

The Company adopted ASC 805, Business Combinations, and ASC 350, Goodwill and Other Intangible Assets, effective June 2001 and revised in December, 2007. ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized, but are reviewed for impairment annually.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I) FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2009 and 2008.

J) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, "Computation of Earnings Per Share." Basic loss per share are computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2009 and 2008, 48,506,400 and 3,875,000, common equivalent shares were considered are excluded from the calculation as their effects are anti-dilutive, respectively.

	For the Years Ended
	December 31,
	2009	2008
Loss (numerator)	$(61,473,853)	$(4,140,809)
Shares (denominator)	66,830,054	56,600,297
Basic and diluted loss per share$	$(0.92)	$(0.07)

K) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. The Company does not expect the provisions of ASU 2009-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The Company does not expect the provisions of ASU 2009-15 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to officers and directors as of December 31, 2009 and 2008 totals $1,345,769 and $583,529, respectively.  These balances consist of net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest.

NOTE 4 - FIXED ASSETS

Depreciation expense was $32,356 and $26,094 during the years ended December 31, 2009 and 2008, respectively.
Fixed assets consist of the following:

	2009	2008
Computer equipment	$126,278	$126,278
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	161,778	161,778
Accumulated Depreciation	(60,059)	(27,703)
	$101,719	$134,075

NOTE 5 - NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, are unsecured, with original due dates between August 2000 and December 2009.  The four notes with maturity dates are currently in default with the remaining note due on demand and thus all notes are classified as current liabilities.  At December 31, 2009, notes payable amounted to $405,860. Below is a table summarizing the notes owed by the Company.

		Interest Expense
Principal	Interest Rate	12/31/2008	12/31/2009	Maturity
$292,860	9.00%	$-	$6,756	On Demand
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,250	1,250	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
$405,860		$6,930	$13,686

At December 31, 2009 and 2008, accrued interest on the notes was $66,175 and $52,490, respectively. Interest expense on the notes amounted to $13,686 and $6,930 for the years ended December 31, 2009 and 2008.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 6 - INCOME TAXES

The FASB has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and the valuation account are as follows:

	2009	2008
Deferred tax assets:
NOL carryover	$1,473,329	$995,635
Valuation allowance	(1,473,329)	(995,635)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008. The components of income tax expense are as follows:

	2009	2008
Book loss	$(23,974,800)	$(1,614,916)
Common stock issued for services	22,623,506	1,140,054
Impairment of assets	873,600	-
Valuation allowance	477,694	474,862
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $4,189,293 and $2,964,435 as of December 31, 2009 and 2008, respectively, which may be offset against future taxable income through 2030. No tax benefit has been reported in the financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 6 - INCOME TAXES (CONTINUED)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2009	2008
Beginning Balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2009, 2008 and 2007.

NOTE 7 - STOCKHOLDERS' DEFICIT

A) NUMBER OF SHARES AUTHORIZED

Under the Company's charter, 75,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 75 million to 350 million shares, and 50,000 shares of $0.001 par value "blank check" preferred stock. As of December 31, 2009 and 2008, 130.994,100 and 48,828,400 shares of common stock are issued and 127,494,100 amd 48,828,400 outstanding, respectively. The Company had issued 3,500,000 shares that are held in escrow that are not outstanding as of December 31, 2009.  There were no shares of preferred stock issued and outstanding.

B) PREFERRED STOCK

As described above, the stockholders voted to authorize 50,000 shares of "blank check" preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company’s certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional of other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company..

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

C) ISSUANCES OF COMMON STOCK

Effective  November  1,  2007,  the  Company  closed an Agreement and Plan of Reorganization  with  Ludicrous  and  the  stockholders  of  Ludicrous  received 68,000,000 shares of the Company's common stock. The disclosure of shares issued and outstanding for the Company has been restated to inception as though a forward stock split had occurred.

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

Effective January 1, 2008, the Board of Directors authorized the issuance of stock options valued at $3,787,174 in exchange for services rendered to the Company which vest over a two year period. The Company recorded an expense of $1,465,195 for the year ended December 31, 2008 for the value of the options vested.

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

During the year ended December 31, 2008, the Company cancelled 24,600,000 shares with a par value of $0.001.

During 2008 the Company authorized the exchange of options to purchase shares of Ludicrous common stock for options to purchase common stock of the Company.  The Company revalued the options and recorded $932,779 as additional compensation expense for incremental value of the Company’s options.

On February 13, 2009, the Board of Directors authorized the issuance of 12,500,000 shares of common stock to officers and directors, valued at $6,500,000, for services rendered to the Company.

On April 28, 2009, the Board of Directors authorized the issuance of 3,950,000 million shares of common stock to officers and directors and consultants, valued at $2,054,000, for services rendered to the Company.

On May 28, 2009, the Board of Directors authorized the issuance of 1,000,000 million shares of common stock to officers and directors and consultants, valued at $520,000, for services rendered to the Company.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

C)  ISSUANCES OF COMMON STOCK (CONTINUED)

On July 9, 2009, the Board of Directors authorized the issuance of 3,500,000 shares of common stock, valued at $2,240,000, for the acquisition of BAT, including environmental remediation technology.

On August 21, 2009, the Board of Directors authorized the issuance of 1,000,000 shares of its common stock for legal services valued at $520,000.

On December 16, 2009, the Board of Directors authorized the issuance of 55,900,000 million shares of common stock to officers and directors and consultants, valued at $29,068,000, for services rendered to the Company.

On December 20, 2009, the Company issued 500,000 shares of common stock to consultants valued at $260,000.

During October and November 2009, the Company authorized the issuance of 315,700 shares of common stock for cash received, totaling $110,500.

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

E) STOCK BASED COMPENSATION

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

On October 1, 2007, pursuant to his employment agreement, the Company issued five year options to David Reichman to purchase 1.2 million shares of its common stock at an exercise price of $.55 per share. The shares vest in 24 equal installments of 50,000 stock options each, commencing on October 1, 2007. The fair value of the options as calculated under the Black-Scholes model totaled $1,009,678. For the years ended December 31, 2009 and 2008, the Company recognized $-0- and $504,839 of compensation expense, respectively.

The fair values of the 2007 options issued were determined using the following assumptions: risk free rate of 3.71% to 4.05%, no dividend yield, an expected life of three years and a volatility factor of 312.9% to 285.7%.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

E) STOCK BASED COMPENSATION (CONTINUED)

Effective January 1, 2008, the Company's Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an exercise price of $4.50 per share, expiring in 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $3,787,174 which vested over a 2 year period. For the year ended December 31, 2009 and 2008, the Company recognized $1,893,587 and $1,893,587 of compensation expense related to these options, respectively. The fair value of these options was determined using the following assumptions: risk free rate of 3%, no dividend yield, an expected life of five years and a volatility factor of 202%.

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

On January 31, 2009, the Company recorded the value of 5,000,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $1.20 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $2,550,000 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 2.87%, no dividend yield, an expected life of ten years and a volatility factor of 291%.

On June 12, 2009, the Company recorded the value of 7,000,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $0.55 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $3,570,000 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 3.71%, no dividend yield, an expected life of ten years and a volatility factor of 334%.

On December 16, 2009, the Company recorded the value of 21,000,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $0.52 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $10,920,000 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 3.61%, no dividend yield, an expected life of ten years and a volatility factor of 210%.

Also, during the year ended December 31, 2009, the Company recorded the expense of options vested during the year.  This expense totaled $1,893,587.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

E) STOCK BASED COMPENSATION (CONTINUED)

A summary of the Company’s stock option activity is as follows for the years ended December 31, 2009 and 2008:

	Shares	Range of Exercise Prices Per Share	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Options outstanding at December 31, 2007	2,975,000	$0.50-2.00	$0.98	3.71
Granted	2,000,000	1.00-4.75	2.75	9
Exercised	(1,100,000)	0.25-1.00	0.66
Expired	-	-	-
Options outstanding at December 31, 2008	3,875,000	$1.00-2.00	1.98	6.82
Granted	33,000,000	0.52-1.20	0.85	9.58
Exercised	-	-	-
Expired	-	-
Options outstanding at December 31, 2009	36,875,000	$0.25-2.00	$0.97	8.98

Information with respect to stock options outstanding at December 31, 2009 is as follows:

Range of Exercise Prices	Number Outstanding	Number Exercisable	Average Remaining ContractualTerm (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25-$0.55	275,000	275,000	0.1	$1.36	862,500
$1.00-$2.00	2,100,000	2,100,000	2.24	$0.38	1,115,000
$1.00	500,000	500,000	8.75	$1.00	500,000
$4.50	1,000,000	750,000	8.75	$4.5	4,500,000
$1.20	5,000,000	5,000,000	9.58	$1.2	6,000,000
$0.55	6,000,000	6,000,000	9.58	$0.55	3,300,000
$0.52	22,000,000	22,000,000	9.97	$0.52	11,440,000
Total 2009	36,875,000	36,625,000			27,717,500
Total 2008	3,875,000	3,375,000			6,977,500

The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2009 and 2008 totaled $308,000 and $0; $0 and $0, respectively. The weighted average grant date fair value of options granted during the periods ended December 31, 2009 and 2008 is $0.28 and $0.55, respectively. The fair value of options vested during the years ended December 31, 2009 and 2008 totaled $0 and $9,037, respectively.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

F) STOCK WARRANTS

In conjunction with the stock issued for cash during the year ended December 31, 2009 the Company issued a total of 631,400 warrants.  Each unit of common stock sold included 1,000 class A warrants and 1,000 class B warrants.  Class A warrants have a strike price of $0.50 and are exercisable for 180 days from issuance.  Class B warrants have a strike price of $1.00 and are exercisable for one year from the date of issuance.

A summary of the Company’s stock warrant activity is as follows for the years ended December 31, 2009 and 2008:

	Shares	Range of Exercise Prices Per Share	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Warrants outstanding at December 31, 2007	-	$-	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Warrants outstanding at December 31, 2008	-	$-	-	-
Granted	631,400	0.50-1.00	0.75	0.5
Exercised	-	-	-	-
Expired	-	-	-	-
Warrants outstanding at December 31, 2009	631,400	$0.50-1.00	$0.75	0.5

Information with respect to stock options outstanding at December 31, 2009 is as follows:

Range of Exercise Prices	Number Outstanding	Number Exercisable	Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.50	315,700	315,700	0.25	$0.50	47,852
$1.00	315,700	315,700	0.75	$1.00	32,991
Total 2009	631,400	631,400			80,843
Total 2008	-	-			-

The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2009 and 2008 totaled $80,843 and $0, respectively. The weighted average grant date fair value of warrants granted during the periods ended December 31, 2009 and 2008 is $0.12 and $0, respectively. The fair value of warrants vested during the years ended December 31, 2009 and 2008 totaled $80,843 and $0, respectively.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A) LEASE

Treee Top Industries, Inc. currently does not lease, rent or own any property.

B) LITIGATION

The Company was a defendant in a lawsuit from another supplier that is also alleging nonpayment of amounts owed for services rendered. The amount asserted was $54,712, and a judgment was entered in this matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2009 and December 31, 2008.

The Company was a defendant in a lawsuit from another supplier that also alleging nonpayment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2009and 2008.

The Company was a defendant in a lawsuit from a fourth supplier also alleging nonpayment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2009 and December 31, 2008.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2009.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2009.

C) EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman will be paid an annual salary of $500,000,, payable in semi-monthly installments.. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009 the Board of Directors approved the extension of this contract an additional two years from the date of expiration.

Effective April 1st, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin will be paid an annual salary of $127,500, payable in semi-monthly installments.  In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

9 – BUSINESS COMBINATIONS

On April 24, 2009, the Company entered into a stock exchange agreement with BioEnergy Applied Technologies Inc., a Nevada corporation (“BAT”), BioEnergy Systems Management Inc. , Wimase Limited  and Energetic Systems Inc., LLC .  Under the terms of the Exchange Agreement, the Company agreed to acquire, all of the issued and outstanding shares of BAT.  The proposed acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company upon closing. The Company issued a total of 3,500,000 shares of common stock in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT ) to the Company.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Intangible assets - technology	$2,240,000

$2,240,000

Management valued the stock issued to acquire BAT based on the median quoted market price of Tree Top's common stock during the two weeks prior to the announcement of the acquisition.  This resulted in a price per share of $0.64 and an overall purchase price of $2,240,000.  The entire purchase price was allocated to the acquired technology.

As a result of the Company's annual impairment analysis for long-lived assets performed in 2009, the Company determined that the intangible technology asset recorded upon the acquisition of BAT was impaired as of December 31, 2009, based on management's determination of projected future net cash flows of BAT. In connection with the impairment assessment performed, the Company recorded a charge to operations of $2,240,000 to reduce the value of the intangible asset to $-0-.

10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report other than those reported below.

On January 15, 2010, the Company entered into a loan agreement with GeoGreen Biofuels, Inc. (“GeoGreen”), which is effective as of December 1, 2009.  Under the terms of the Agreement, the Company agreed to finance the final stages of a facility build-out in order to begin processing waste cooking oils into biofuels. Under the terms of the agreement, the Company shall also help GeoGreen secure additional financing.  Furthermore, the Agreement provides the Company with the right of first refusal on future equity financings of GeoGreen. To date, the Company has advanced a total of approximately $270,000 to GeoGreen.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2009, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company’s controls are not effective due to lack of segregation of duties and the lack of an audit committee.  The Company plans to address these material weaknesses as resources become available.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2009 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were not effective at that reasonable assurance level, as of the end of the period covered by this Form 10-K due to the lack of sufficient segregation of duties and the lack of an audit committee.  The Company place to address these material weaknesses as resources become available.  Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

As of December 31, 2009, the Board of Directors consisted of six directors. The Board of Directors has determined that each of the directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” as defined by SEC rules. In making this determination, the board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

During the fiscal year ended December 31, 2009, the Board of Directors held a total of 13 meetings..  Mr. Reichman, Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he or she served.  Mr. Valle, Mr. Cecil and Mr. Hantman did not attend 75% of the meetings.  Mr. Valle resigned from the Board on December 27, 2009.

The Board of Directors is currently comprised as follows:

David Reichman is the Chairman of the Board and Chief Executive Officer, and has been an executive officer for more than five years. Previously, for more than 27 years Mr. Reichman, who has an MBA, maintained a Business Management and Tax Law consulting practice.  In addition, Mr. Reichman was involved with the creation of “recycling equipment” for recycling of non-biodegradable Styrofoam, and was a General Partner in Harrison Recycling Associates.   Mr. Reichman was employed by The American Express Company from February 1970 through April 1975. Mr. Reichman held several different positions during his tenure and left after serving over two years as Manager- Budget & Cost.

Kathy M. Griffin, President of the Company is also a member of the Board  of  Directors.  Mrs. Griffin has been with the Company for nine month, and has over thirty years of significant professional experience, on the domestic and international scene.  Mrs. Griffin has held various corporate positions, most notably as International Marketing Manager at Superior Brands, and as a Business Development Executive with Specialized Technology Resources, Inc. a global provider of supply chain systems, corporate social responsibility programs, and consulting services.

Frank Benintendo, Secretary, 63, has been a Director and Secretary of TTI since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of Internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer.

Don Gilbert, Treasurer, 73, has been a Director of TTI since November 2006 and a member of the Audit Committee since November 1, 2007. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents

Robert Hantman, Director, 60, has been a Director for one year.  Mr. Hantman is the principal and founder of Hantman & Associates, which specializes in entertainment, litigation, intellectual property and business law. Mr. Hantman graduated from the University of Miami Law School in 1975, and is a member of the bars in the states of New York, New Jersey, Florida and Pennsylvania.

The executive officers of TTI are as follows:

Name	Age	Position
David I. Reichman	65	Chief Executive Officer
Kathy M. Griffin	55	President

David Reichman is the Chairman of the Board and Chief Executive Officer, has been an executive officer for more than five years. Previously, for more than 27 years Mr. Reichman, who has an MBA, maintained a Business Management and Tax Law consulting practice.  In addition, Mr. Reichman was involved with the creation of “recycling equipment” for recycling of non-biodegradable Styrofoam, and was a General Partner in Harrison Recycling Associates.  Prior to that Mr. Reichman was employed by The American Express Company from February 1970 through April 1975. Mr. Reichman held several different positions during his tenure and left after serving over two years as Manager- Budget & Cost.

Kathy M. Griffin, President of the Company, is a member of the Board of  Directors.  Mrs. Griffin has been with the Company for nine month, and has over thirty years of significant professional experience, on the domestic and international scene.  Mrs. Griffin has held various corporate positions, most notably as International Marketing Manager at Superior Brands, and as a Business Development Executive with Specialized Technology Resources, Inc. a global provider of supply chain systems, corporate social responsibility programs, and consulting services.

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

 At this time, none of the Directors, executive officers nor greater than 10% shareholders have filed required reports Forms 3 and Forms 4 in a timely manner.

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

Audit Committee

Our Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. It is chaired by Donald Gilbert, a former US Treasury/IRS executive. Our Audit Committee does not have charter.  Our Audit Committee has reviewed and discussed the audited financial statements with management, and has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380),1 and as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

The Audit Committee has received the written disclosures and the letter from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence; and

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in TTI's annual report on Form 10-K.

 ITEM 11.        Executive Compensation

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and others Officers during 2009 and 2008.

Name and Principal Position	Year	Salary ($)			Stock Awards ($000’s)		Option Awards ($000’s)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000)	Total ($)

David Reichman, CEO of Tree Top	2009	500,000	—		25,948	(2)	$6,923	—	—	—	33,371,000
	2008	250,000	240,000	(1)							490,000

Chris Cecil, CEO of Netthruster	2009	60,000			520		1,723	—	—	—	2,303,000
	2008	60,000									60,000

Kathy Griffin, President of Tree Top	2009	127,500	—		1,248		1,510	—	—	—	2,885,500

(1) Cash bonus of $240,000 awarded for 2007 performance and paid in 2008.
(2) Partially restores Mr. Reichman to his pre-acquisition position in the Company

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2009. Recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving Tree Top forward, Mr. Reichman’s salary was increased to $500,000 for 2009. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors.

The Board also determined the compensation for Mrs. Griffin, President, based on her years of professional experience.  Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position.

Employment Agreements
Mr. Reichman’s employment agreement provides for:

•	a twenty-four months term through December 31, 2011 at an annual base salary of $500,000;
•	at least one annual salary review by the Board of Directors;
•	participation in any discretionary bonus plan established for senior executives;
•	retirement and medical plans, customary fringe benefits, vacation and sick leave

Mrs. Griffin’s employment agreement provides for:

•	a thirty-six month term through March 31, 2012 at an annual base salary of $127,500;
•	annual salary review by the CEO;
•	participation in any discretionary bonus plan established for senior executives;
•	retirement and medical plans, customary fringe benefits, vacation and sick leave

Director Compensation

The members of the Board of Directors are compensated by grants of stock in lieu of cash payments, as well as provided with such further payments by grants of options, etc. The directors were compensated with 1,000,000 shares of Tree Top common stock.

Director Summary Compensation Table
2009
Name and Principal Position	Year		Bonus ($)	Stock Awards ($000’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($000’s)
David Reichman, Chairman/Director	2009	—	—	25,948	6,923	—	—	—	32,871
Frank Benintendo, Treasurer/Director	2009	—	—	520	1,723	—	—	—	2,243
Don Gilbert, Secretary/Director	2009	—	—	520	1,723	—	—	—	2,243
Michael Valle, Director	2009	—	—	520	1,723	—	—	—	2,243
Chris Cecil, Director	2009	—	—	520	1,723	—	—	—	2,243
Kathy Griffin, Director	2009	—	—	1,248	1,510	—	—	—	2,758
Robert Hantman, Director	2009	—	—	1,092	1,723	—	—	—	2,815

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	David Reichman	53,056,955	Direct	40.76%

Common Stock	Chris Cecil	1,500,000	Direct	1.15%

Common Stock	Michael Valle	1,090,000	Direct	.84%

Common Stock	Frank Benintendo	1,090,000	Direct	.84%

Common Stock	Don Gilbert	1,070,000	Direct	.82%

Common Stock	Kathy Griffin	2,400,000	Direct	1.84%

Common Stock	Robert Hantman	2,100,000	Direct	1.61%

(1)    In care of Tree Top Indutries, Inc. 511 Sixth Ave., Suite 800 New York, NY 10011

(2)    Calculated from the total of outstanding shares of common stock as of March 31st, 2010 (130,994,100).

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Chisholm, Bierwolf, Nilson and Morrill, LLC have served as the Company’s independent registered public accounting firm for the years ended December 31, 2008 and December 31, 2009.

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2009 were as follows:
Audit Fees	$28,250
Audit Related Fees	-
All Other Fees	-
Total Fees	$28,250

Fees for professional services rendered to the Company by during the fiscal years ended December 31, 2008 were as follows:
Audit Fees	$31,600
Audit Related Fees	2,300
All Other Fees	-
Total Fees	$33,900

 Audit Fees: The audit fees for the fiscal years ended December 31, 2009 and 2008 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: The audit-related fees during the fiscal years ended December 31, 2009 and 2008 were for assurance and related services associated with the audit in connection with adoption of SFAS 159 and a change in accounting principle.

Tax Fees: No fees were billed to the Company by Chisholm, Beirwolf, Nilson and Morrill LLC during the fiscal years ended December 31, 2009 and 2008 for professional services rendered in connection with tax compliance, tax advice, and tax planning.

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

Dated: April 15, 2010	TREE TOP INDUSTRIES, INC.

By: \s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ David Reichman	Dated: April 15, 2010
David Reichman, Chairman of the Board,
Chief Executive Officer,and
Chief Financial Officer

By: \s\ Kathy M. Griffin	Dated: April 15, 2010
Kathy M. Griffin, Director and President