Form 10-Q
period 2010-03-31
TREE TOP INDUSTRIES, INC.
filed 2010-05-17
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2010
or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number	000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0250943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Sixth Avenue, Suite 800, New York, NY 10011
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

As of arch 31, 2010 the number of shares outstanding of the registrant’s class of common stock was 127,994,100.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consoldiated Balance Sheets

ASSETS

	March 31,	December 31,
	2010	2009
CURRENT ASSETS	(Unaudited)

Cash	$21,966	$104,891
Prepaid expenses	153,111	-
Loan advances	192,000	13,000

Total Current Assets	367,077	117,891

PROPERTY AND EQUIPMENT, NET	93,631	101,719

TOTAL ASSETS	$460,708	$219,610

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$677,597	$669,916
Accrued interest payable	74,497	66,175
Due to officers and directors	1,533,864	1,345,769
Notes payable	597,860	405,860

Total Current Liabilities	2,883,818	2,487,720

TOTAL LIABILITIES	2,883,818	2,487,720

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 50,000 shares authorized,
-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000
shares authorized, 131,494,100 and 130,994,100
shares issued, 127,994,100 and 127,494,100
shares outstanding, respectively	127,994	127,494
Additional paid-in capital	69,135,880	68,876,380
Deficit accumulated during the development stage	(71,686,984)	(71,271,984)

Total Stockholders' (Deficit)	(2,423,110)	(2,268,110)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$460,708	$219,610

The accompanying notes are an integral part of these consolidated condensed financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
			From Inception
	For the		on August 1,
	Three Months Ended		2007 through
	March 31,		March 31,
	2010	2009	2010

REVENUES, net	$-	$-	$2,967
COST OF SALES, net	-	-	-

GROSS PROFIT	-	-	2,967

OPERATING EXPENSES

General and administrative	98,719	224,629	4,793,851
Officer compensation	156,875	250,991	53,873,697
Impairment of assets	-	-	2,240,000
Professional fees	142,996	749,905	10,684,126
Depreciation	8,088	4,185	68,147

Total Operating Expenses	406,678	1,229,710	71,659,821

OPERATING LOSS	(406,678)	(1,229,710)	(71,656,854)

OTHER INCOME (EXPENSES)

Interest income	-	-	9
Interest expense	(8,322)	(2,076)	(30,139)

Total Other Income (Expenses)	(8,322)	(2,076)	(30,130)

LOSS BEFORE INCOME TAXES	(415,000)	(1,231,786)	(71,686,984)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(415,000)	$(1,231,786)	$(71,686,984)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	127,727,433	72,850,538

The accompanying notes are an integral part of these consolidated condensed financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the		on August 1,
	Three Months Ended		2007 through
	March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES
Net loss	$(415,000)	$(1,231,786)	$(71,686,984)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	8,088	4,185	68,147
Stock options granted for services rendered	-	923,963	23,479,874
Impairment of intangible assets	-	-	2,240,000
Common stock issued for services rendered	106,889	-	41,730,389
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	(28,248)	-
Increase (decrease) in accounts payable and accrued expenses	27,478	71,451	922,866
Net Cash Used in Operating Activities	(272,545)	(260,435)	(3,245,708)

INVESTING ACTIVITIES
Cash received in acquisition	-	-	44,303
Cash paid as loan advances	(179,000)	-	(192,000)
Cash paid for property and equipment	-	(17,977)	(161,778)
Net Cash Used in Investing Activities	(179,000)	(17,977)	(309,475)

FINANCING ACTIVITIES
Cash received from issuance of common stock	-	725,000	1,660,500
Cash received from notes payable	192,000	-	484,860
Cash paid to related party loans	(53,330)	(193,365)	(213,483)
Cash received from related party loans	229,950	38,120	1,645,272
Net Cash Provided by Financing Activities	368,620	569,755	3,577,149

NET INCREASE (DECREASE) IN CASH	(82,925)	291,343	21,966
CASH AT BEGINNING OF PERIOD	104,891	435,858	-
CASH AT END OF PERIOD	$21,966	$727,201	$21,966
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	-	-	-
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of subsidiary	$-	$-	$2,240,000
Common stock cancelled	-	-	(24,600)
Common stock issued for services	260,000	-	41,883,500

The accompanying notes are an integral part of these consolidated condensed financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at Mach 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $403,525 during the three months ended March 31, 2010 and has an accumulated deficit of $71,675,509.

Since inception (August 1, 2007) through December 31, 2009, the Company has not generated any significant revenue and has sustained recurring losses. Through the date of these financial statements viable operations have not been achieved and Tree Top has been unsuccessful in raising all the capital that it requires. Tree Top has had no revenues and requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer and Chairman. . Tree Top is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to officers and directors as of March 31, 2010 and December 31, 2009 totals $1,522,389 and $1,345,769, respectively.  These balances consist of net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. During the three months ended March 31, 2010, related party payables increased by $241, 425 due to $135,600 in accrued salary, $31,500 in expenses paid by officers, and $61,500 in cash advances.  Payments made during the period totaled approximately $53,300 in cash repayments.  The payables are unsecured, due on demand and do not bear interest.

NOTE 5 - FIXED ASSETS

Depreciation expense was $8,088 and $4,185 during the three months ended March 31, 2010 and 2009, respectively.
Fixed assets consist of the following:

	March 31, 2010	December 31, 2009
Computer equipment	$126,278	$126,278
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	161,778	161,778
Accumulated Depreciation	(68,147)	(60,059)
	$93,631	$101,719

NOTE 6 - NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, are unsecured, with original due dates between August 2000 and December 2009. Four notes with maturity dates are currently in default with the remaining two notes note due on demand and thus all notes are classified as current liabilities. The new note entered into during the three months ended March 31, 2010 consists of advances totaling $192,000 which are secured against the Company’s loan advances to GeoGreen (see note 8), bear no interest and are due on demand.  At March 31, 2010, notes payable amounted to $597,860.

At March 31, 2010 and December 31, 2009, accrued interest on the notes was $74,497 and $66,175, respectively. Interest expense on the notes amounted to $8,322 and $2,076 for the three months ended March 31, 2010 and 2009.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 7 - STOCKHOLDERS' DEFICIT

A) NUMBER OF SHARES AUTHORIZED

On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.001 and to authorize 50,000 shares of $0.001 par value "blank check" preferred stock. As of March 31, 2010 and December 31, 2009, 131,494,100 and 130,994,100 shares of common stock are issued and 127,594,100 and 127,494,100 outstanding, respectively. The Company has issued 3,500,000 shares that are held in escrow that are not outstanding as of March 31, 2010.  There were no shares of preferred stock issued and outstanding.

A) PREFERRED STOCK

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

B) ISSUANCES OF COMMON STOCK

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

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

B) ISSUANCES OF COMMON STOCK (CONTINUED)

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

On February 18, 2010, the Board of Directors authorized the issuance of 500,000 shares of common stock to consultants, valued at $260,000, for services rendered to the Company.  The contract covers a period of 90 days, of which approximately 60 days remains.  The Company has recognized $106,889 in expense and has recorded the remaining $153,111 in prepaid expenses.

D) STOCK WARRANTS AND OPTIONS

During the three months ended March 31, 2010, the Company did not issue any stock warrants or options.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2010 and 2009

NOTE 8 – AGREEMENTS

On January 15, 2010, the Company entered into a loan agreement with GeoGreen Biofuels, Inc. (“GeoGreen”), which is effective as of December 1, 2009.  Under the terms of the Agreement, the Company agreed to finance the final stages of a facility build-out in order to begin processing waste cooking oils into biofuels. Under the terms of the Agreement, the Company shall also help GeoGreen secure additional financing.  Furthermore, the Agreement provides the Company with the right of first refusal on future equity financings of GeoGreen.  Prior to the date of the Agreement, neither the Company nor any affiliate of the Company had any material relationship with GeoGreen, other than in respect of the negotiation of the Agreement.

GeoGreen recycles waste cooking oil into clean, safe, renewable biofuel. GeoGreen’s aim is to manufacture biofuel in cities across the United States.  The Company’s subsidiaries and affiliates include clean-tech energy, bio-energy and green energy solutions. The Company is an early stage company that is animating its subsidiaries and affiliates concurrently, as it simultaneously moves to acquire companies that are in various stages of development; using several different paradigms, including exchange of stock, joint venture, cash, and other partnership configurations.

As of March 31, 2010, the Company has advanced GeoGreen a total of $192,000.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report.

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

         (j)      failure of the BAT technology to function properly

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

TTI also owns 100% of the issued and outstanding stock of NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”).  TTI was previously known as GoHealth.MD, Inc. (“GoHealth.Md”).  GoHealth.Md was incorporated in Nevada in May 2000.  GoHealth was a web based resource provider for certain alternative health- care oriented professionals. In January 2002, GoHealth.MD, Inc. ceased these operations. TTI continued to exist as a public company with no active operations until 2007.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application.  As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to our critical accounting policies as of March 31, 2010 and for the three months then ended.

Results of Operations for the Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

We had no revenues in the three months ended March 31, 2010 and 2009. Our operating expenses decreased from $1,229,710 to $395,203 during these periods.  The decreased is primarily due to reductions in officer compensation and professional fees.  In the three months ended March 31, 2009 the Company issued a total of $923,963 in common stock and stock options to management and consultants as compared to $260,000 in the same period ended 2010.  This amount will be amortized over the three month term of the agreement.  This amount will be amortized over the three month term of the agreement.  Our net loss was $403,525 in the three months ended March 31, 2010 as compared to a net loss of $1,231,786 in the same period of 2009. Excluding non cash expenses our net loss would have been $135,437 and $303,638 in 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company's cash position was $21,966 at March 31, 2010 compared to $104,891 at December 31, 2009.  As of March 31, 2010, the Company had current assets of $367,077 and current liabilities of $2,872,343 compared to $117,891 and $2,487,720 respectively as of December 31, 2009.  This resulted in working capital deficit of $2,505,266 at March 31, 2010 and $2,369,829 at December 31, 2009.

Net cash used in operating activities amounted to $272,545 for the three month period ended March 31, 2010, as compared to $260,435 of net cash used in operations for the three month period ended March 31, 2009.  Net cash used in operating activities increased only marginally and was mainly due to the Company paying increase in salaries and wages offset by a decrease in rent and travel expenses.

Net cash used in investing activities amounted to $179,000 and $17,977 for the three months ended March 31, 2010 and 2009, respectively. The Company purchased equipment during 2009 and no capital expenditures were made during 2010.  Advances totaling $179,000 were made to GeoGreen Biofuels, Inc pursuant to the loan agreement entered into during January of 2010.

Net cash provided by financing activities amounted to $368,620 and $569,755 for the three months ended March 31, 2010 and 2009, respectively. The decrease from 2009 to 2010 resulted primarily from the sale of common stock for cash totaling $725,000 in 2009.  The Company had net repayments of officers’ loans of $155,245 in 2009 compared to net borrowings of $176,620 in 2010. During the three months ended March 31, 2010 the Company also received $192,000 in proceeds from notes payable.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.  The Company intends to seek additional capital and long-term debt financing to attempt to overcome its working capital deficit.  The Company will need between $150,000 and $200,000 annually to maintain its reporting obligations.  Financing options may be available to the Company either via a private placement or through the public sale of stock.  The Company will seek to raise sufficient capital to market the BAT technology and to sustain monthly operations.  There is no assurance, however, that the available funds will be available or adequate.  Its need for additional financing is likely to persist.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue.  The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2009. In addition, the Company has limited working capital.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans include seeking additional capital and/or debt financing.  There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" may make it substantially more difficult to raise capital.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31, 2010 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

Item 1A.    -Risk Factors

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

Not Applicable.

Item 4.              Submission of  Matters to a Vote of Security Holders

Not Applicable.

Item 5.              Other Information

Not Applicable

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

TREE TOP INDUSTRIES, INC.

Dated: May 14, 2010	By:	/s/ David Reichman
David Reichman, Chief Executive Officer
and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	David Reichman	Dated: May 14, 2010
David Reichman, Chief Executive Officer
and Chairman (Principal Executive Officer)

By:	Kathy M. Griffin	Dated: May 14, 2010
Kathy M. Griffin, Director, President

By:	David Reichman	Dated: May 14, 2010
David Reichman, Chief Financial Officer,
(Principal Financial/Accounting Officer)