Form 10-K/A
period 2009-12-31
TREE TOP INDUSTRIES, INC.
filed 2010-07-19
CIK 356590

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    √        No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $36,284,768 as of June 30, 2009 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 130,994,100 shares outstanding of the registrant’s common stock as of March 31, 2010.

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

On April 24, 2009, Tree Top entered into a stock exchange agreement (the "Exchange Agreement") with BAT, BioEnergy Systems Management Inc ., Wimase Limited and Energetic Systems Inc., LLC.  Under the terms of the Exchange Agreement, the Company agreed to acquire, all of the issued and outstanding shares of BAT.   The acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company . The Exchange Agreement called for the issuance of a total of 3,500,000 shares of common stock of the Company, par value $.001 per share, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT to the Company.

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

Competition

BAT

There are currently no direct competitors offering this new and novel technology into the waste destruction market.   The major companies that deal in hazardous waste management are companies such as Waste Management, Inc.  Those companies treat, haul and store hazardous waste in landfills across the country.  Some companies destroy hazardous waste, or any carbon based waste in general, through incineration, which produces a significant carbon footprint and can be as expensive as the storing model.  The BAT technology would destroy the hazardous waste completely through the use of a chemical process, which involves minor energy output to begin, and produces no carbon footprint at the end.  The competitive disadvantage for the BAT process is that it is uncommercialized technology at present, which makes the process of acquiring adequate funding more difficult.

NetThruster

The content delivery network market is highly competitive and is characterized by constantly declining prices and multiple types of vendors offering varying combinations of computing and bandwidth to content providers. A few of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. Our primary competitors include content delivery service providers such as Limelight Networks, Akamai, Level 3 Communications and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies are attempting to enter the market, either directly or indirectly, some of which may become significant competitors in the future. Internationally, we compete with local content delivery service providers, many of which are very well positioned within their local markets.

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

Because of the above situation, our continued inability to raise sufficient capital and our focus on the BAT technology, we have decided to place further development of the NetThruster technology on hold at this time.

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

ITEM 3.        LEGAL PROCEEDINGS

TTI has filed suit in United States District Court against Dr. Steven Hoefflin for libel. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder’s actions.  This case was dismissed in New York and we are currently evaluating if it would be productive to file the claim in the Los Angeles County Federal Court.  In addition, we have recently become aware this same shareholder has filed a third party cross complaint against TTI and one of its officers, in Los Angeles Superior Court. TTI is confident of prevailing in this suit although there is no assurance regarding the results of litigation.

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

Repurchases of Our Securities

None of the shares of our common stock were repurchased during the fiscal quarter ended December 31, 2008.

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

PLAN OF OPERATIONS

In considering the entire waste destruction business and analyzing where the opportunities can be found, it is apparent that the pharmaceutical, medical, biological, chemical, and red bag waste industries should be the best fit for the BAT technology, both from an environmental and a cost structure perspective.

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

In spite of this, many companies who produce hazardous waste in the pharmaceutical industry and biological / hospital red bag waste area currently use conventional haul-destroy companies and methods to eliminate the waste.   This exposes them to several increased costs, including:

●	environmental costs

●	transportation costs

●	insurance costs

●	storage costs

●	overall handling costs

The BAT technology allows companies to destroy hazardous material streams in-line before they exit the consolidated system, and therefore such companies never become hazardous waste generators. This provides a commercial solution for the processing of hazardous waste in-house and on demand at local sites. Byproducts from the system are essentially water and carbon dioxide, plus trace amounts of organics. The system specifically eliminates oxides of nitrogen, chlorine gas, and other toxic gasses typically produced by conventional incinerators.  The process is completely “green”, converting all the waste into water, carbon dioxide and nitrogen.  And, the technology allows for the potential capturing of reusable energy.  This excess energy, in the form of heat, can be utilized within other facility operations.

In the next twelve months, Tree Top plans to target the pharmaceutical industry on a global basis.  In the United States alone, the top pharmaceutical companies produce upwards of 600,000,000 pounds of active pharmaceutical intermediates waste per year. That translates into over $1.2 billion dollars of cost connected to the management of hazardous waste.  Tree Top will be taking steps to produce several working demonstration units that can be showcased to the pharmaceutical industry.  We will be actively seeking partners who may want to share the cost of building the units and testing them at their facilities. On the international side, we have acquired a strategic partner, Asia Pacific Capital, who will be making introductions for us to industry insiders in Vietnam and China.  We are also actively pursuing, through partnerships with other individuals, government agencies to position us in front of possible funding partners.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital.  Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

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

All of Tree Top’s past due obligations, including our accounts payable, notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005.  No actions have been taken by any of the applicable creditors for the immediate preceding five years and are therefore subject to being written off in accordance with applicable local law.  However, Tree Top has continued to carry these obligations and judgments in its quarterly and annual reports for the purpose of full disclosure.  Additionally, the aforementioned loan of $292,860 is subject to repayment after one year.  Complete terms of this loan are currently being negotiated.

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

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the period August 1, 2007 (inception) through December 31, 2009

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Comon Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, August 1, 2007 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of founder shares at inception at $0.007 per share	-	-	68,000,000	68,000	432,000	-	500,000

Shares issued in recapitalization	-	-	987,791	988	(988)	-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298	-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000	-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210	-	126,210

Exercise of stock options at $0.25 per share	-	-	500,000	500	124,500	-	125,000

Shares issued for services at $0.85 per share	-	-	2,590,000	2,590	2,198,910	-	2,201,500

Shares issued for services at $2.00 per share	-	-	250,000	250	499,750	-	500,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	(5,657,322)	(5,657,322)

The accompanying notes are an integral part of these financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the period August 1, 2007 (inception) through December 31, 2009

Deficit
Accumulated
				Additional	During the
Preferred Stock		Comon Stock		Paid-In	Development
Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2007	-	$-	72,327,791	$72,328	$5,074,680	$(5,657,322)	$(510,314)

Fractional shares	-	-	609	-	-	-	-

Exercise of stock options at $0.25 per share	-	-	1,100,000	1,100	723,900	-	725,000

Common stock cancelled	-	-	(24,600,000)	(24,600)	24,600	-	-

Stock options granted for services	-	-	-	-	1,993,000	-	1,993,000

Exchange of Ludicrous, Inc. stock options for Tree Top stock options	-	-	-	-	932,779	-	932,779

Net loss for the year ended December 31, 2008	-	-	-	-	-	(4,140,809)	(4,140,809)

Balance, December 31, 2008	-	-	48,828,400	48,828	8,748,959	(9,798,131)	(1,000,344)

Stock options granted for services	-	-	-	-	18,933,587	-	18,933,587

Common stock issued for services	-	-	74,850,000	74,850	38,847,150	-	38,922,000

Common stock issued for acquisition of subsidiary	-	-	3,500,000	3,500	2,236,500	-	2,240,000

Common stock issued for cash	-	-	315,700	316	110,184	-	110,500

Net loss for the year ended December 31, 2009	-	-	-	-	-	(61,473,853)	(61,473,853)

Balance, December 31, 2009	-	$-	127,494,100	$127,494	$68,876,380	$(71,271,984)	$(2,268,110)

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

On April 24, 2009, the Company entered into a stock exchange agreement (the "Exchange Agreement") with BioEnergy Applied Technologies Inc., a Nevada corporation (“BAT”), BioEnergy Systems Management Inc., Wimase Limited and Energetic Systems Inc., LLC.  Under the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding shares of BAT.  The acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company. The Exchange Agreement called for the issuance of a total of 3,500,000 shares of common stock of the Company, par value $.001 per share, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT to the Company.

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
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

I) FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted ASC 820, “ Fair Value Measurements . ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

J) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, "Computation of Earnings Per Share." Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share give effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2009 and 2008, 48,506,400 and 3,875,000, common equivalent shares were considered are excluded from the calculation as their effects are anti-dilutive, respectively.

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

In April, 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions” )  which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15, 2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events" ). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009. Adoption of FASB ASC 855-10 did not have a material effect on our financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 ” ), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact of this standard on its financial statements, but does not expect it to have a material effect.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)   ” ) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the potential impact of the adoption of this standard on its financial statements, but does not expect it to have a material effect.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

K) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162"   ). FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending September 30, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

The amount due to officers and directors as of December 31, 2009 and 2008 totals $1,345,769 and $583,529, respectively.  These balances consist of net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest.

The Company has insufficient cash to pay current salaries and other operating costs, therefore the Company owes this money ($1.3 million dollars to officers and directors). Currently, there are no executed notes or other instruments in place.

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

The notes referenced in Note 5 were all issued prior to the terms of current management, for services rendered prior to 2003 to support the Companys’ business.  None of the holders of these notes are pursuing the Company at this time.

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

NOTE 7 - STOCKHOLDERS' DEFICIT

A) NUMBER OF SHARES AUTHORIZED

Under the Company's charter, 75,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 75 million to 350 million shares, and 50,000 shares of $0.001 par value "blank check" preferred stock. As of December 31, 2009 and 2008, 130.994,100 and 48,828,400 shares of common stock are issued and 127,494,100 and 48,828,400 outstanding, respectively. The Company had issued 3,500,000 shares that are held in escrow that are not outstanding as of December 31, 2009.  There were no shares of preferred stock issued and outstanding.

B) PREFERRED STOCK

As described above, the stockholders voted to authorize 50,000 shares of "blank check" preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company’s certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional of other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company ...

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

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

NOTE 8 - COMMITMENTS AND CONTINGENCIES

A) LEASE

Tree Top Industries, Inc. currently does not lease, rent or own any property.

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

These judgments are duplicative of, and included in, accounts payable.  All such judgments arise for services rendered prior to 2003.  Such services were required to support the Company’s business.

C) EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000 , payable in semi-monthly installments . In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009 , the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000.  Mr. Reichman’s salary has been accruing because the Company is without the resources to pay the salary in full.  This employment agreement was filed on November 7th, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference.

Effective April 1st, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin will be paid an annual salary of $127,500, payable in semi-monthly installments.  In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2009 and 2008

9 – BUSINESS COMBINATIONS

On April 24, 2009, the Company entered into a stock exchange agreement with BioEnergy Applied Technologies Inc., a Nevada corporation (“BAT”), BioEnergy Systems Management Inc ., Wimase Limited and Energetic Systems Inc., LLC .   Under the terms of the Exchange Agreement, the Company acquired all of the issued and outstanding shares of BAT.  The acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company . The Company issued a total of 3,500,000 shares of common stock in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT ) to the Company.

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

On January 15, 2010, the Company entered into a loan agreement with GeoGreen Biofuels, Inc. (“GeoGreen”), which is effective as of December 1, 2009.  Under the terms of the Agreement, the Company agreed to finance the final stages of a facility build-out in order to begin processing waste cooking oils into biofuels. The loan agreement established a credit line of an aggregate of $384,000.  The loan incurs interest at a rate of 10% per annum.  The loan becomes payable beginning March 31, 2010 on the amount then outstanding and the balance is repayable in full the earlier of (i) four (4) months from date of issuance of the applicable note or (ii) consolidation, merger or sale of all, or substantially all, of the assets or equity of GeoGreen, or the issuance of treasury stock of GeoGreen.  The loan shall be secured by all the assets of GeoGreen.   Under the terms of the agreement, the Company shall also help GeoGreen secure additional financing.  Furthermore, the Agreement provides the Company with the right of first refusal on future equity financings of GeoGreen. To date, the Company has advanced a total of approximately $192,000 to GeoGreen.  The Company advanced only $192,000 due to a material default by GeoGreen in not executing the required collateral lien. Current negotiations are underway in an attempt to resolve the situation.

On May 25, 2010, the third party litigation case brought by Dr. Steven Hoefflin against Tree Top Industries, Inc., and one of its officers, in LA Superior Court, index No.BC 392424, was dismissed with prejudice.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2009, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company’s controls are not effective due to a lack of the segregation of duties .   The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  This material weakness was discovered in the first quarter of 2009 when Tree Top was informed by the SEC that its acquisition of Ludicrous, Inc. on October 19, 2007 should have been accounted for as a “reverse merger”, rather than an acquisition. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective.  The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals.  The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.   The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were not effective at that reasonable assurance level, as of the end of the period covered by this Form 10-K due to the lack of sufficient segregation of duties and the lack of appropriate personnel..   The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.   Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

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

During the fiscal year ended December 31, 2009, the Board of Directors held a total of 13 meetings .   Mr. Reichman ,  Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he or she served.  Mr. Valle, Mr. Cecil and Mr. Hantman did not attend 75% of the meetings.  Mr. Valle resigned from the Board on December 27, 2009.

The Board of Directors is currently comprised as follows:

David Reichman is the Chairman of the Board and Chief Executive Officer, and has been an executive officer for more than five years .   Previously, for more than 27 years , Mr. Reichman maintained a Business Management and Tax Law consulting group.  He is an enrolled agent and licensed by the US Treasury/Internal Revenue Service.   In addition to his Tax Law Consulting practice, Mr. Reichman was Co -General Partner and Tax Matters Partner in Harrison Re-cycling Associates , a company that maintained and operated the first recycling equipment for non-biodegradable Styrofoam and Styrene plastic in North America.   Prior to that,   from   early 1970 to late April 1975, Mr. Reichman was employed by The American Express Company, where he held several positions, including Manager, Budget and Cost.   During his tenure at American Express, Mr. Reichman created and developed, together with Control Data Corporation, the Flexible Budgeting for Management Control of International Operations Program, as well as the use of Time-Share computer equipment.   Mr. Reichman’s education includes an MBA from Northeastern University through the Harvard Case Study Program, as well as specialized education in financial and scientific theory from The Wharton School of University of Pennsylvania and IBM Systems Scientific Institute.

Kathy M. Griffin, President of the Company is also a member of the Board  of Directors.  Mrs. Griffin has been with the Company for fifteen months , and has over thirty years of significant professional experience, on the domestic and international scene .    Mrs. Griffin has significant experience in marketing, sales, new business development and general business management, both in the United States and internationally.  Mrs. Griffin started her career at Superior Brands, where, from December, 1977 to December, 1990, she held several positions, including International Marketing Manager.    She was responsible for the successful start up and implementation of the first international joint venture for Superior Brands, Inc.   In addition, Mrs. Griffin managed Koning USA, Inc., a consumer products marketing company from 1993 to 2004, and, from January, 2006  to February 2009, , was employed as an executive in the New Business Development Group, by Shuster Laboratories, Inc., a division of Specialized Technology Resources, Inc ., a global provider of supply chain services, corporate social responsibility, and consulting services.   Mrs. Griffin’s education includes a Bachelor’s degree from Boston College University, as well as advanced study in International Relations through the University of Massachusetts John McCormack Institute for Public Policy and the American Marketing Association.

Frank Benintendo, Secretary, 63, has been a Director and Secretary of TTI since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of Internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer.    Mr. Benintendo’s skills and background were attractive to TTI since the Company has no creative staff.  Mr. Benintendo has designed the current TTI logo, designed and updated all stationary, presentation material and marketing tools and has worked several versions of the TTI website, including the current iteration.

Don Gilbert, Treasurer, 74, has been a Director of TTI since November 2006 and a member of the Audit Committee since November 1, 2007. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents.   Having worked in the corporate world with executives across the country, Mr. Gilbert has accumulated many business connections that may be helpful to Tree Top, for the purpose of creating possible business synergies.

Robert Hantman, Director, 60, has been a Director for one year.  Mr. Hantman is the principal and founder of Hantman & Associates, which specializes in entertainment, litigation, intellectual property and business law.   He maintains offices in New York, NY and Miami, FL.  Through his practice representing national and international companies, Mr. Hantman has a working knowledge of international law which may aid Tree Top in several business opportunities.  Mr. Hantman graduated from the University of Miami Law School in 1975, and is a member of the bars in the states of New York, New Jersey, Florida and Pennsylvania.

The executive officers of TTI are as follows:

Name	Age	Position
David I. Reichman	66	Chief Executive Officer
Kathy M. Griffin	56	President

David Reichman is the Chairman of the Board and Chief Executive Officer, has been an executive officer for more than five years. Previously, for more than 27 years Mr. Reichman, who has an MBA, maintained a Business Management and Tax Law consulting practice.  In addition, Mr. Reichman was involved with the creation of “recycling equipment” for recycling of non-biodegradable Styrofoam, and was a General Partner in Harrison Recycling Associates.  Prior to that Mr. Reichman was employed by The American Express Company from February 1970 through April 1975. Mr. Reichman held several different positions during his tenure including,   Manager- Budget & Cost.

Kathy M. Griffin, President of the Company, is a member of the Board of Directors.  Mrs. Griffin has been with the Company for fifteen months , and has over thirty years of significant professional experience, on the domestic and international scene.  Mrs. Griffin has held various corporate positions, most notably as International Marketing Manager at Superior Brands, and as a Business Development Executive with Specialized Technology Resources, Inc. a global provider of supply chain systems, corporate social responsibility programs, and consulting services.

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

Prior to the date of this filing, each of the Directors failed to file Form 3s and/or Form 4s in a timely manner.     However, this was corrected on July 19, 2010, by the filing of all of the required Form 3s and Form 4s.

Robert Hantman should have filed a Form 3 on February 19, 2009, disclosing his receipt of 2,100,000 shares of common stock of TTI.  Frank Benintendo and Donald Gilbert should have filed Form 4s on February 19, 2009, disclosing their respective receipt of 1,000,000 shares of common stock of TTI.  David Reichman should have filed a Form 4 on February 19, 2009, disclosing his receipt of 3,900,000 shares of common stock of TTI.  Kathy Griffin should have filed a Form 3 on June 8, 2009, disclosing her receipt of 2,400,000 shares of common stock of TTI.12/30/2009.  David Reichman should have filed a Form 4 on December 30, 2009, disclosing his receipt of 46,000,000 shares of common stock of TTI.  Kathy Griffin should have filed a Form 4 on May 6, 2010, disclosing her receipt of 7,500,000 shares of common stock of TTI.

05/25/2010  Directors: Frank Benintendo should have filed Form 4 disclosing receipt of  5,166,665 options.
                                       Donald Gilbert should have filed Form 4 disclosing receipt of  5,166,665 options.
                                       Kathy Griffin should have filed Form 4 disclosing receipt of  9,500,000 options.
                                       Robert Hantman should have filed Form 4 disclosing receipt of 4,916,665 options.
                                       David Reichman should have filed Form 4 disclosing receipt of  26,366,675 options.

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

Audit Committee

Our Audit Committee was established in accordance with section 3(a ) (58) ( A) of the Exchange Act. It is chaired by Donald Gilbert, a former US Treasury/IRS executive. Our Audit Committee does not have charter.  Our Audit Committee has reviewed and discussed the audited financial statements with management, and has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380),1 and as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

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
(2) Prior to the acquisition of Ludicrous, Mr. Reichman had an approximate 73% interest in the issued and outstanding stock of TTI.  In order to effect the acquisition, Mr. Reichman ceded his majority interest to the shareholders of Ludicrous.  Upon the non-performance of Ludicrous, its shareholders returned the majority of the stock back to TTI and the Board of Directors of TTI have subsequently attempted to restore Mr. Reichman to his prior position.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2009. Recognizing the Chief Executive Officer’s leadership in building a highly talented management team and in driving Tree Top forward, Mr. Reichman’s salary was increased to $500,000 for 2009. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors    Due to Mr. Reichman’s continued financial support of the company, in addition to his willingness to forego his salary payment during this most difficult time while the company attempts to raise Capital, the Company directors decided to restore Mr. Reichman to his previously held, (previous to November, 2007) position of equity.

The Board also determined the compensation for Mrs. Griffin, President, based on her years of professional experience.  Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position.

During the last fiscal year, both Mr. Reichman and Mrs. Griffin received common shares of TTI stock and options exe rcisable through 2020 for their performance in fiscal year 2009.

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

Director Compensation

The members of the Board of Directors are compensated by grants of stock in lieu of cash payments, as well as provided with such further payments by grants of options, etc. The directors were compensated with 1,000,000 shares of Tree Top common stock each .

Director Summary Compensation Table
2009
Name and Principal Position	Year		Bonus ($)	Stock Awards ($000’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($000’s)
David Reichman, Chairman/Director	2009	—	—	25,948	6,923	—	—	—	32,871
Frank Benintendo, Treasurer/Director	2009	—	—	520	1,723	—	—	—	2,243
Don Gilbert, Secretary/Director	2009	—	—	520	1,723	—	—	—	2,243
Michael Valle, Director	2009	—	—	520	1,723	—	—	—	2,243
Chris Cecil, Director	2009	—	—	520	1,723	—	—	—	2,243
Kathy Griffin, Director	2009	—	—	1,248	1,510	—	—	—	2,758
Robert Hantman, Director	2009	—	—	1,092	1,723	—	—	—	2,815

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)

David I. Reichman	26,366,675	N/A	N/A	$.20	5-25-20
Kathy M. Griffin	9,500,000	N/A	N/A	$.20	5-25-20
Donald H. Gilbert	5,166,665	N/A	N/A	$.20	5-25-20
Frank Benintendo	5,166,665	N/A	N/A	$.20	5-25-20
Robert Hantman	4,916,665	N/A	N/A	$.20	5-25-20

Pursuant to a Board of Directors Meeting held May 25th, 2010, all stock options granted since 2007, were cancelled, repriced at $.20, and subsequently granted again.

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

(1)    In care of Tree Top Industries , Inc. 511 Sixth Ave., Suite 800 New York, NY 10011

(2)    Calculated from the total of outstanding shares of common stock as of March 31st, 2010 (130,994,100).

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has not and does not provide business services to executives or directors of the Company or their family members. The Company has no agreement with Mr. Reichman for repayment of loans, other than the Board acknowledges and agrees that such loans, both of cash,  as well as non-payment of  salary and expenses are due on demand and without interest, except to the extent that interest charged by a bank, credit card, or other institution or person who  loaned money.   The Board also acknowledges and agrees that loans by Mrs. Griffin, specifically the non-payment of her salary, are due on demand and without interest.

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

All Other Fees:

None.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION
3.1	Articles of incorporation of Tree Top Industries, as amended1
3.2	By-Laws
10.1	Employment agreement, dated October 1, 2007, by and between Tree Top Industries, Inc. and David Reichman2.
10.2	Employment agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin3
10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Tree Top Industries, Inc. and GeoGreen Biofuels, Inc.
10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Tree Top Industries, Inc. and Asia Pacific Capital Corporation4
21.1	Subsidiaries of the registrant
31.1	Section 302 Certification of Chief Executive Officer
32.1	Section 906 Certification of Chief Executive Officer

1- Filed November 13, 2009, as an exhibit to a Form 10 –Q and incorporated herein by reference.
2- Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.
3- Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.
4- Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 19 , 2010	TREE TOP INDUSTRIES, INC.

By: \s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ David Reichman	Dated: July 19 , 2010
David Reichman, Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

By: \s\ Kathy M. Griffin	Dated: Jul y 19 , 2010
Kathy M. Griffin, Director and President

By: \s\ Frank Benintendo	Dated: July 19, 2010
Frank Benintendo, Director & Secretary

By: \s\ Donald Gilbert	Dated: July 19, 2010
Donald Gilbert, Director & Treasurer

By: \s\ Robert Hantman	Dated: July 19, 2010
Robert Hantman, Director