Form 10-Q/A
period 2010-03-31
TREE TOP INDUSTRIES, INC.
filed 2010-07-19
CIK 356590

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

None.

Item 3.              Defaults Upon Senior Securities

Not Applicable.

Item 4.              Submission of  Matters to a Vote of Security Holders

Not Applicable.

Item 5.              Other Information

Not Applicable

Item 6.              Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation
10.1	APC Final Agreement
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(b)	The following is a list of Current Reports on Form 8-K filed by the Company during and subsequent to the quarter for which this report is filed.

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

By:	/s/ David Reichman	Dated: May 14, 2010
David Reichman, Chief Executive Officer
and Chairman (Principal Executive Officer)

By:	/s/ Kathy M. Griffin	Dated: May 14, 2010
Kathy M. Griffin, Director, President

By:	/s/ David Reichman	Dated: May 14, 2010
David Reichman, Chief Financial Officer,
(Principal Financial/Accounting Officer)