Form 10-Q
period 2010-06-30
TREE TOP INDUSTRIES, INC.
filed 2010-08-16
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010
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

As of June 30, 2010, the number of shares outstanding of the registrant’s class of common stock was 161,879,100.

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

TREE TOP INDUSTRIES, INC.
 (A Development Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$1,530	$104,891
Employee advances	6,000	-
Loan advances	192,000	13,000

Total Current Assets	199,530	117,891

PROPERTY AND EQUIPMENT, NET	85,542	101,719

TOTAL ASSETS	$285,072	$219,610

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$671,631	$669,916
Accrued interest payable	82,819	66,175
Due to officers and directors	1,598,225	1,345,769
Notes payable	597,860	405,860

Total Current Liabilities	2,950,535	2,487,720

TOTAL LIABILITIES	2,950,535	2,487,720

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 165,379,100 and 130,994,100 shares issued, 161,879,100 and 127,494,100 shares outstanding, respectively	161,879	127,494
Additional paid-in capital	91,529,457	68,876,380
Deficit accumulated during the development stage	(94,356,799)	(71,271,984)

Total Stockholders' (Deficit)	(2,665,463)	(2,268,110)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$285,072	$219,610

The accompanying notes are an integral part of these condensed financial statements.

TREE TOP INDUSTRIES, INC.
 (A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
	For the		For the		on August 1,
	Three Months Ended		Six Months Ended		2007 through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES, net	$-	$-	$-	$-	$2,967

COST OF SALES, net	-	-	-	-	-

GROSS PROFIT	-	-	-	-	2,967

OPERATING EXPENSES

General and administrative	67,653	104,720	154,897	170,302	4,850,029
Officer compensation	13,501,037	6,232,396	13,657,912	15,743,293	67,374,734
Impairment of assets	-	-	-	-	2,240,000
Professional fees	9,096,189	6,300	9,239,185	45,378	19,780,315
Depreciation	8,089	8,089	16,177	16,177	76,236

Total Operating Expenses	22,672,968	6,351,505	23,068,171	15,975,150	94,321,314

OPERATING LOSS	(22,672,968)	(6,351,505)	(23,068,171)	(15,975,150)	(94,318,347)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	9
Interest expense	(8,322)	(3,245)	(16,644)	(5,153)	(38,461)

Total Other Income (Expenses)	(8,322)	(3,245)	(16,644)	(5,153)	(38,452)

LOSS BEFORE INCOME TAXES	(22,681,290)	(6,354,750)	(23,084,815)	(15,980,303)	(94,356,799)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(22,681,290)	$(6,354,750)	$(23,084,815)	$(15,980,303)	$(94,356,799)

BASIC LOSS PER SHARE	$(0.15)	$(0.10)	$(0.16)	$(0.27)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	152,071,682	62,797,081	139,966,807	59,028,124

The accompanying notes are an integral part of these condensed financial statements.

TREE TOP INDUSTRIES, INC.
 (A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
	For the		on August 1,
	Six Months Ended		2007 through
	June 30,		June 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(23,084,815)	$(15,980,303)	$(94,356,799)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	16,177	16,177	76,236
Stock options granted for services rendered	11,964,712	6,556,792	35,444,586
Impairment of intengible assets	-	-	2,240,000
Common stock issued for services rendered	10,722,750	8,936,501	52,346,250
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	5,164	-
(Increase) decrease in employee advances	(6,000)		(6,000)
Increase (decrease) in accounts payable and accrued expenses	18,359	62,447	913,747

Net Cash Used in Operating Activities	(368,817)	(403,222)	(3,341,980)

INVESTING ACTIVITIES

Cash received in acquisition	-	-	44,303
Cash paid as loan advances	(179,000)	-	(192,000)
Cash paid for property and equipment	-	-	(161,778)

Net Cash Used in Investing Activities	(179,000)	-	(309,475)

FINANCING ACTIVITIES

Bank overdraft	-	(5,333)	-
Cash received from issuance of common stock	-	-	1,660,500
Cash received from notes payable	192,000	114,200	484,860
Cash paid to related party loans	(113,334)	-	(273,487)
Cash received from related party loans	365,790	296,538	1,781,112

Net Cash Provided by Financing Activities	444,456	405,405	3,652,985

NET INCREASE (DECREASE) IN CASH	(103,361)	2,183	1,530

CASH AT BEGINNING OF PERIOD	104,891	663	-

CASH AT END OF PERIOD	$1,530	$2,846	$1,530

The accompanying notes are an integral part of these condensed financial statements.

TREE TOP INDUSTRIES, INC.
 (A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
	For the		on August 1,
	Six Months Ended		2007 through
	June 30,		June 30,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of subsidiary	$-	$-	$2,240,000
Common stock cancelled	-	-	(24,600)

The accompanying notes are an integral part of these condensed financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

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
June 30, 2010 and 2009

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

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

Due to officers and directors as of June 30, 2010 and December 31, 2009 totals $1,598,225 and $1,345,769, respectively.  These balances consist of net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest.

NOTE 5 - FIXED ASSETS

Depreciation expense was $16,177 and $16,177 during the six months ended June, 2010 and 2009, respectively.
Fixed assets consist of the following:

	June 30, 2010	December 31, 2009
Computer equipment	$126,278	$126,278
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	161,778	161,778
Accumulated Depreciation	(76,236)	(60,059)
	$85,542	$101,719

NOTE 6 - NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, are unsecured, with original due dates between August 2000 and December 2009. Four notes with maturity dates are currently in default with the remaining two notes note due on demand and thus all notes are classified as current liabilities. The new note entered into during the six months ended June 30, 2010 consists of advances totaling $192,000 which are secured against the Company’s loan advances to GeoGreen (see note 8), bear no interest and are due on demand.  At June 30, 2010, notes payable amounted to $597,860.

At June 30, 2010 and December 31, 2009, accrued interest on the notes was $82,819 and $66,175, respectively. Interest expense on the notes amounted to $16,644 and $5,153 for the six months ended June, 2010 and 2009.

NOTE 7 - STOCKHOLDERS' DEFICIT

A)    NUMBER OF SHARES AUTHORIZED

On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.001 and to authorize 50,000 shares of $0.001 par value "blank check" preferred stock. As of June 30, 2010 and December 31, 2009, 165,379,100 and 130,994,100 shares of common stock are issued and 161,879,100 and 127,494,100 outstanding, respectively. The Company has issued 3,500,000 shares that are held in escrow that are not outstanding as of June 30, 2010.  There were no shares of preferred stock issued and outstanding.

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
June 30, 2010 and 2009

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
June 30, 2010 and 2009

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

On April 21, 2010, the Board of Directors authorized the issuance of 12,500,000 shares of common stock to officers and directors, valued at $4,125,000, for services rendered to the Company.

On April 25, 2010, the Board of Directors authorized the issuance of 16,000,000 shares of common stock to officers and consultants, valued at $5,280,000, for services rendered to the Company.

On May 6, 2010, the Company issued 385,000 shares of common stock to consultants, valued at $57,750, for services rendered to the Company.

On May 20, 2010, the Company issued 5,000,000 shares of common stock to a consultant, valued at $1,000,000, for services rendered to the Company.

D)           STOCK WARRANTS AND OPTIONS

On April 21, 2010, the Company granted to 5 individuals, the officers and board members, nonqualified stock options to purchase up to 2,500,000 shares of the Company’s common stock each or 12,500,000 shares in total, exercisable at a price of $0.26 per share. Options to purchase the Option Shares were exercisable immediately.  All outstanding and unexercised options shall expire on April 21, 2020.

On April 25, 2010, the Company granted to 2 officers nonqualified stock options to purchase up to 5,000,000 and 10,000,000 shares of the Company’s common stock, respectively, or 15,000,000 shares in total, exercisable at a price of $0.26 per share. Options to purchase the Option Shares were exercisable immediately.  All outstanding and unexercised options shall expire on April 25, 2020.

On May 25, 2010, the Board authorized the re-pricing of all stock options issued since 2007. This re-pricing change the exercise price only, all other terms to the options remained the same.  The re-pricing allows all option holders as of May 25, 2010 to exercise options at a price of $.20 per share.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

D)    STOCK WARRANTS AND OPTIONS (CONTINUED)

The fair value of 27,500,000 options granted during the current quarter totaled $5,486,946, and the fair value of the repricing of all other options (32,498,000 options) totaled  $6,477,766.  The values have been estimated on the date of re-pricing using the Black-Scholes pricing model, using the following assumptions:

Risk Free Interest Rate	3.18%
Dividend Yield	0.00%
Volatility	190%
Average Expected Term (Years to Exercise)	10

A summary of the status of options granted as of June 30, 2010 is as follows:

	For The Period Ended June 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2009	1,000,000	$0.20
Granted	31,498,000	0.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2009	32,498,000	$0.20
Granted	27,500,000	0.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding and exercisable at June 30, 2010	59,998,000	$0.20

A summary of the status of options outstanding as of June 30, 2010, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$0.20	59,998,000	9	$0.20	59,998,000	$0.20

The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2010, totaled $2,999,900.  The weighted average grant date fair value of options granted during the six months ended June 30, 2010, was $0.20.  The fair value of options vested during the period ended June 30, 2010, totaled $11,964,712.

During the six months ended June 30, 2010, the Company did not issue any stock warrants.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010 and 2009

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

As of June 30, 2010, the Company has advanced GeoGreen a total of $192,000.

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

TTI was previously known as GoHealth.MD, Inc. (“GoHealth.Md”). GoHealth.Md was incorporated in Nevada in May 2000. GoHealth was a web based resource provider for certain alternative health- care oriented professionals. In January 2002, GoHealth.MD, Inc. ceased these operations. TTI continued to exist, at that time, as a shell company.

TTI also owns 100% of the issued and outstanding stock of NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”). NetThruster was formed to be a provider of high-performance content delivery network services. Currently, due to recent industry developments, TTI is in the process of re-evaluating the NetThruster technology, and as such, has temporarily ceased active development of this subsidiary.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of June 30, 2010 and for the six months then ended.

Results of Operations for the Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We had no revenues in the three months ended June 30th, 2010 and 2009. Our operating expenses increased from $6,351,505 to $22,672,968 during these periods. The increased is primarily due to the stock and option issuances for officer compensation and professional fees. In the three months ended June 30, 2009 the Company issued a total of $6,107,397 in common stock and stock options to management and consultants as compared to $2,427,462 in the same period ended 2010. Our net loss was $22,681,290 in the three months ended June 30, 2010 as compared to a net loss of $6,354,750 in the same period of 2009. Excluding non cash expenses our net loss would have been $245,739 and $247,353 in 2010 and 2009, respectively.

Results of Operations for the Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We had no revenues in the six months ended June 30, 2010 and 2009. Our operating expenses increased from $15,975,150 to $23,084,815 during these periods. The increase is primarily due to the stock and option issuances for officer compensation and professional fees. In the six months ended June 30, 2009 the Company issued a total of $15,493,293 in common stock and stock options to management and consultants as compared to $22,687,462 in the same period ended 2010. Our net loss was $23,084,815 in the six months ended June 30, 2010 as compared to a net loss of $15,980,303 in the same period of 2009. Excluding non cash expenses our net loss would have been $381,176 and $487,010 in 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company's cash position was $1,530 at June 30, 2010 compared to $104,891 at December 31, 2009. As of June 30, 2010, the Company had current assets of $199,530 and current liabilities of $2,950,535 compared to $117,891 and $2,487,720 respectively as of December 31, 2009. This resulted in working capital deficit of $2,751,005 at June 30, 2010 and $2,369,829 at December 31, 2009.

Net cash used in operating activities amounted to $368,817 for the six month periods ended June 30, 2010, as compared to $403,222 of net cash used in operations for the six months period ended June 30, 2009. Net cash used in operating activities decreased only marginally.

Net cash used in investing activities amounted to $179,000 and $0 for the six months ended June 30, 2010 and 2009, respectively. Advances totaling $179,000 were made to GeoGreen Biofuels, Inc pursuant to the loan agreement entered into during January of 2010.

Net cash provided by financing activities amounted to $444,456 and $405,405 for the six months ended June 30, 2010 and 2009, respectively. The increase from 2009 to 2010 resulted primarily from the additional loans received from notes payable.

The Company does not have sufficient capital to meet its current cash needs, which include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. The Company intends to seek additional capital and long-term debt financing to attempt to overcome its working capital deficit. The Company will need between $150,000 and $200,000 annually to maintain its reporting obligations. Financing options may be available to the Company either via a private placement or through the public sale of stock. The Company will seek to raise sufficient capital to market the BAT technology and to sustain monthly operations. There is no assurance, however, that the available funds will be available or adequate. The Company’s need for additional financing is likely to persist.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2010 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  This material weakness was discovered in the first quarter of 2009 when the Company was informed by the SEC that its acquisition of Ludicrous, Inc. on October 19, 2007 should have been accounted for as a “reverse merger”, rather than an acquisition. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings

TTI filed suit in United States District Court against Dr. Steven Hoefflin for libel against the Company. The suit seeks redress in the form of enjoining the shareholder from any further harassment and in the form of damages from the shareholder and others who have allegedly abetted the shareholder’s actions. This case was dismissed in New York and we are currently evaluating if it would be productive to file the claim in the Los Angeles County Federal Court.

In addition, this same shareholder filed a third party cross complaint against TTI and one of its officers, in Los Angeles Superior Court. On May 25, 2010, the third party litigation case brought by Dr. Steven Hoefflin against TTI, and one of its officers, in LA Superior Court, index No .BC 392424, and was dismissed with prejudice.

Item 1A.-Risk Factors

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities
.
The Company has the following note payable obligations:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	$18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Totals	113,000
Less Current Maturities	(113,000)

Total Long-Term Notes Payable	$-

None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, as indicated in Note 8, Litigation, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note. On December 10, 2001 a note for $75,000 with a remaining balance of $56,800 due to Sandra Vernon, a greater than 5% stockholder, was forgiven by the note holder and the outstanding balance of the note at that date was recorded as additional paid in capital. A note due on December 29, 2000 from Kevin O'Donnell for $50,000, a stockholder and former officer, was forgiven by the note holder on June 27, 2002 in exchange for 75,000 shares of the Company's common stock, and the outstanding balance of the note at that date, as well as accrued interest through that date of $7,685 was recorded as additional paid in capital. In exchange for 250,000 shares of the Company's common stock a note payable of $1,500 due on demand to William Hanna, a stockholder, former CEO and director was forgiven by him on June 27, 2002 as well as accrued interest thereon of $1,561 and an amount reflected as due to related party of $17,986. Pursuant to the terms of this transaction $16,453 was recorded as compensation and $35,000 was recorded as additional paid in capital.

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation[1]
3.2	By-Laws[2]
21.1	Subsidiaries of the Registrant[2]
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10 –Q and incorporated herein by reference.
(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2010	TREE TOP INDUSTRIES, INC.

	By:	\s\ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 16, 2010
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 16, 2010
Kathy M. Griffin, Director, President

By:	\s\ Frank Benintendo	Dated: August 16, 2010
Frank Benintendo, Director & Secretary

By:	\s\ Donald Gilbert, Phd.	Dated: August 16, 2010
Donald Gilbert, Director & Treasurer

By:	\s\ Robert Hantman	Dated: August 16, 2010
Robert Hantman, Director