Form 10-K/A
period 2009-12-31
TREE TOP INDUSTRIES, INC.
filed 2010-08-30
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ..

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

With the acquisition of BAT, Tree Top acquired fifteen (15) intellectual properties pertaining to the construction of the mobile configuration and operation of the glyd-arc medical waste destruction unit, as well as an enhanced configuration and novel method for coal gasification.

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

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K may contain “forward-looking statements,” as that term is used in federal securities laws, about NetThruster’s consolidated financial condition, results of operations and business.  These statements include, among others:

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

All of Tree Top’s past due obligations, including our accounts payable, notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005.  No actions have been taken by any of the applicable creditors.  Action by any such creditor would materially decrease our liquidity.  Tree Top has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business.   This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available.  Tree Top shall attempt to negotiate favorable repayment schedules, if and when any applicable creditor takes any collection related actions. In addition, there is an amount due to officers and directors equal to $1,345,769 as of December 31, 2009 and $583,529 as of December 31, 2008, respectively which may increase if such officers and/or directors continue to provide additional sums of money and/or services that are payable upon demand.  Our liquidity would decrease materially if any such officer or director demanded repayment.  These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Tree Top shall attempt to cause these officers and directors to request repayment in a way as to not materially harm Tree Top’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities.  Tree Top intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities.  Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment.  Currently, Tree Top is without adequate financing or assets.  Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or directors, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources.  However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status.   The liquidity shortfall of $2,487,720, would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

/s/Chisholm, Bierwolf, Nilson & Morrill
Chisholm, Bierwolf, Nilson & Morrill, LLC
Bountiful, UT
April 15, 2010

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash	$104,891	$663
Prepaid expenses	-	5,164
Advances	13,000	-
Total Current Assets	117,891	5,827

PROPERTY AND EQUIPMENT, NET	101,719	134,075

OTHER ASSETS
Technology, net	-	-
Total Other Assets	-	-
TOTAL ASSETS	$219,610	$139,902

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$669,916	$385,102
Bank overdraft	-	6,125
Accrued interest payable	66,175	52,490
Due to officers and directors	1,345,769	583,529
Notes payable	405,860	113,000
Total Current Liabilities	2,487,720	1,140,246

COMMITMENTNS AND CONTINGENCIES	$-	$-

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 130,994,100 and 48,828,400 shares issued and 127,494,100 and 48,828,400 outstanding, respectively	127,494	48,828
Additional paid-in capital	68,876,380	8,748,959
(Deficit) accumulated during the development stage	(71,271,984)	(9,798,131)
Total Stockholders' (Deficit)	(2,268,110)	(1,000,344)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$219,610	$139,902

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

C) EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000 , payable in semi-monthly installments . In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009 , the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000.  Mr. Reichman’s salary has been accruing because the Company is without the resources to pay the salary in full.  This employment agreement was filed on November 7 th , 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference.

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

 The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL – INTEGRATED FRAMEWORK.  Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2009 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective.  The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals.  The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.   The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

The Board of Directors is currently comprised as follows:

David Reichman is the Chairman of the Board and Chief Executive Officer, and has been an executive officer for more than five years .   Previously, for more than 27 years , Mr. Reichman maintained a Business Management and Tax Law consulting group.  He is an enrolled agent and licensed by the US Treasury/Internal Revenue Service.   In addition to his Tax Law Consulting practice, Mr. Reichman was Co -General Partner and Tax Matters Partner in Harrison Re-cycling Associates , a company that maintained and operated the first recycling equipment for non-biodegradable Styrofoam and Styrene plastic in North America.   Prior to that,   from   early 1970 to late April 1975, Mr. Reichman was employed by The American Express Company, where he held several positions, including Manager, Budget and Cost.   During his tenure at American Express, Mr. Reichman created and developed, together with Control Data Corporation, the Flexible Budgeting for Management Control of International Operations Program , as well as the use of Time-Share computer equipment.   Mr. Reichman’s education includes an MBA from Northeastern University through the Harvard Case Study Program, as well as specialized education in financial and scientific theory from The Wharton School of University of Pennsylvania and IBM Systems Scientific Institute.

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

Mr. Reichman is the principle shareholder in the Company, and has been since 2002.  He also operates as the CEO of the company and Chairman of the Board.  If not for the continued monetary support of Mr. Reichman, the Company would not have been able to meet it’s obligations for the last eight years.  Mrs. Griffin is the second principle shareholder and is President of the Company.  She has operated as President since May 28th, 2009.

The total amount of the loans outstanding and due to Mr. Reichman and Mrs. Griffin,  is $1,345,769 as of December 31, 2009, and  $583,529 as of December 31, 2008, respectively.  They are non-interest bearing, due on demand loans.

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

All Other Fees:

None.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT NO.	DESCRIPTION
3.1	Articles of incorporation of Tree Top Industries, as amended1
3.2	By-Laws
10.1	Employment agreement, dated October 1, 2007, by and between Tree Top Industries, Inc. and David Reichman 2 .
10.2	Employment agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin 3
10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Tree Top Industries, Inc. and GeoGreen Biofuels, Inc.
10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Tree Top Industries, Inc. and Asia Pacific Capital Corporation 4
21.1	Subsidiaries of the registrant
31.1	Section 302 Certification of Chief Executive Officer
32.1	Section 906 Certification of Chief Executive Officer

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

Dated: August 30 , 2010	TREE TOP INDUSTRIES, INC.

By: \s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: \s\ David Reichman	Dated: August 30 , 2010
David Reichman, Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

By: \s\ Kathy M. Griffin	Dated: August 30 , 2010
Kathy M. Griffin, Director and President

By: \s\ Frank Benintendo	Dated: August 30, 2010
Frank Benintendo, Director & Secretary

By: \s\ Donald Gilbert	Dated: August 30, 2010
Donald Gilbert, Director & Treasurer

By: \s\ Robert Hantman	Dated: August 30, 2010
Robert Hantman, Director