Form 10-Q
period 2010-09-30
TREE TOP INDUSTRIES, INC.
filed 2010-11-12
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2010
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

As of September 30, 2010, the number of shares outstanding of the registrant’s class of common stock was 201,879,100.

TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE TOP INDUSTRIES, INC.
 (A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$5,968	$104,891
Employee advances	6,000	-
Loan advances	192,000	13,000

Total Current Assets	203,968	117,891

PROPERTY AND EQUIPMENT, NET	80,035	101,719

TOTAL ASSETS	$284,003	$219,610

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$684,216	$669,916
Accrued interest payable	91,141	66,175
Due to officers and directors	1,860,172	1,345,769
Notes payable	597,860	405,860

Total Current Liabilities	3,233,389	2,487,720

TOTAL LIABILITIES	3,233,389	2,487,720

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 50,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 205,379,100 and 130,994,100 shares issued, 201,879,100 and 127,494,100 shares outstanding, respectively	201,879	127,494
Additional paid-in capital	93,689,457	68,876,380
Unearned ESOP Shares	(1,100,000)	-
Deficit accumulated during the development stage	(95,740,722)	(71,271,984)

Total Stockholders' (Deficit)	(2,949,386)	(2,268,110)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$284,003	$219,610

The accompanying notes are an integral part of these condensed financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					From Inception
	For the		For the		on August 1,
	Three Months Ended		Nine Months Ended		2007 through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES, net	$-	$-	$-	$-	$2,967

COST OF SALES, net	-	-	-	-	-

GROSS PROFIT	-	-	-	-	2,967

OPERATING EXPENSES

General and administrative	174,583	102,661	329,480	272,964	5,024,612
Officer compensation	197,551	598,396	13,855,463	16,341,689	67,572,285
Impairment of assets	-	2,240,000	-	2,240,000	2,240,000
Professional fees	994,766	709,071	10,233,951	754,449	20,775,081
Depreciation	8,701	8,089	24,878	24,265	84,937

Total Operating Expenses	1,375,601	3,658,217	24,443,772	19,633,367	95,696,915

OPERATING LOSS	(1,375,601)	(3,658,217)	(24,443,772)	(19,633,367)	(95,693,948)

OTHER INCOME (EXPENSES)

Interest income	-	-	-	-	9
Interest expense	(8,322)	(4,642)	(24,966)	(9,795)	(46,783)

Total Other Income (Expenses)	(8,322)	(4,642)	(24,966)	(9,795)	(46,774)

LOSS BEFORE INCOME TAXES	(1,383,923)	(3,662,859)	(24,468,738)	(19,643,162)	(95,740,722)
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,383,923)	$(3,662,859)	$(24,468,738)	$(19,643,162)	$(95,740,722)

BASIC LOSS PER SHARE	$(0.01)	$(0.05)	$(0.17)	$(0.32)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	164,053,013	66,897,965	148,083,770	61,680,232

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
For the period August 1, 2007 (inception) through September 30, 2010

							Deficit
							Accumulated
					Additional	Unearned	During the
	Preferred Stock		Common Stock		Paid-In	ESOP	Development
	Shares	Amount	Shares	Amount	Capital	Shares	Stage	Total

Balance, August 1, 2007 (inception)	-	$-	-	$-	$-	$	$-	$-

Issuance of founder shares at inception at $0.007 per share	-	-	68,000,000	68,000	432,000		-	500,000

Shares issued in recapitalization	-	-	987,791	988	(988)		-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298		-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000		-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210		-	126,210

Exercise of stock options at $0.25 per share	-	-	500,000	500	124,500		-	125,000

Shares issued for services at $0.85 per share	-	-	2,590,000	2,590	2,198,910		-	2,201,500

Shares issued for services at $2.00 per share	-	-	250,000	250	499,750		-	500,000

Net loss for the year ended December 31, 2007	-	-	-	-	-		(5,657,322)	(5,657,322)

Balance, December 31, 2007	-	-	72,327,791	72,328	5,074,680	-	(5,657,322)	(510,314)

Fractional shares	-	-	609	-	-		-	-

Exercise of stock options at $0.25 per share	-	-	1,100,000	1,100	723,900		-	725,000

Common stock cancelled	-	-	(24,600,000)	(24,600)	24,600		-	-

Stock options granted for services	-	-	-	-	1,993,000		-	1,993,000

Exchange of Ludicrous, Inc. stock options for Tree Top stock options	-	-	-	-	932,779		-	932,779

Net loss for the year ended December 31, 2008	-	-	-	-	-		(4,140,809)	(4,140,809)

Balance, December 31, 2008	-	-	48,828,400	48,828	8,748,959	-	(9,798,131)	(1,000,344)

Stock options granted for services	-	-	-	-	18,933,587		-	18,933,587

Common stock issued for services	-	-	74,850,000	74,850	38,847,150		-	38,922,000

Common stock issued for acquisition of subsidiary	-	-	3,500,000	3,500	2,236,500		-	2,240,000

Common stock issued for cash	-	-	315,700	316	110,184		-	110,500

Net loss for the year ended December 31, 2009	-	-	-	-	-		(61,473,853)	(61,473,853)

Balance, December 31, 2009	-	-	127,494,100	127,494	68,876,380	-	(71,271,984)	(2,268,110)

Stock options granted for services	-	-	-	-	5,486,946		-	5,486,946

Re-pricing of stock options granted	-	-	-	-	6,477,766		-	6,477,766

Common stock issued for services	-	-	52,385,000	52,385	11,660,365		-	11,712,750

Common stock issued for rent			2,000,000	2,000	108,000			110,000

Common stock issued to trust for employee benefit plan (Unaudited)			20,000,000	20,000	1,080,000	(1,100,000)		-
Net loss for the nine months ended September 30, 2010 (unaudited)	-	-	-	-	-		(24,468,738)	(24,468,738)

Balance, September 30, 2010 (unaudited)	-	$-	201,879,100	$201,879	$93,689,457	$(1,100,000)	$(95,740,722)	$(2,949,386)

The accompanying notes are an integral part of these condensed financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			From Inception
	For the		on August 1,
	Nine Months Ended		2007 through
	September 30,		September 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(24,468,738)	$(19,643,162)	$(95,740,722)
Adjustments to reconcile net loss to net used by operating activities:
Depreciation and amortization	24,878	24,265	84,937
Stock options granted for services rendered	11,964,712	7,030,188	35,444,586
Impairment of intangible assets	-	2,240,000	2,240,000
Common stock issued for services rendered	11,712,750	9,576,501	53,336,250
Common stock issued for rent	110,000	-	110,000
Changes in operating assets and liabilities
Decrease in prepaid expenses	-	5,164	-
Increase in employee advances	(6,000)		(6,000)
Increase in accounts payable and accrued expenses	331,093	199,066	1,883,067

Net Cash Used in Operating Activities	(331,305)	(567,978)	(2,647,882)

INVESTING ACTIVITIES

Cash received in acquisition	-	-	44,303
Cash paid as loan advances	(179,000)	-	(192,000)
Cash paid for property and equipment	(3,194)	-	(164,972)

Net Cash Used in Investing Activities	(182,194)	-	(312,669)

FINANCING ACTIVITIES

Bank overdraft	-	(6,125)	-
Cash received from issuance of common stock	-	-	1,660,500
Cash received from notes payable	192,000	154,678	484,860
Cash paid to related party loans	(125,966)	-	(286,119)
Cash received from related party loans	348,542	419,939	1,107,278

Net Cash Provided by Financing Activities	414,576	568,492	2,966,519

NET INCREASE (DECREASE) IN CASH	(98,923)	514	5,968

CASH AT BEGINNING OF PERIOD	104,891	663	-

CASH AT END OF PERIOD	$5,968	$1,177	$5,968

The accompanying notes are an integral part of these condensed financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(unaudited)

			From Inception
	For the		on August 1,
	Nine Months Ended		2007 through
	September 30,		September 30,
	2010	2009	2010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of subsidiary	$-	$-	$2,240,000
Common stock cancelled	-	-	(24,600)

The accompanying notes are an integral part of these condensed financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its  operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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
September 30, 2010 and 2009

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of September 30, 2010 of $1,860,172 consisted of advances, payables and accrued wages to David Reichman, the Company’s CEO of $1,812,672 and accrued wages to Kathy Griffin, the Company’s President of $47,500. As of December 31, 2009, the related party balance of $1,345,769 consisted of advances, payables and accrued wages. During the nine month period ended September 30, 2010 Mr. Reichman advanced the company $348,542 and was repaid $125,966.

NOTE 5 - FIXED ASSETS

Depreciation expense was $24,878 and $24,265 during the nine months ended September 30, 2010 and 2009, respectively.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

Fixed assets consist of the following:

	September 30, 2010	December 31, 2009
Computer equipment	$126,278	$126,278
Office equipment	25,794	22,600
Telephone equipment	12,900	12,900
	164,972	161,778
Accumulated Depreciation	(84,937)	(60,059)
	$80,035	$101,719

NOTE 6 - NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, are unsecured, with original due dates between August 2000 and December 2009. Four notes with maturity dates that have passed are currently in default with the remaining two notes due on demand and thus all notes are classified as current liabilities. The new note entered into during the nine months ended September 30, 2010 consists of advances from Highest Star Investments Inc. totaling $192,000 which are secured against the Company’s loan advances to GeoGreen (see note 8), bear no interest and are due on demand.  At September 30, 2010, notes payable amounted to $597,860.

At September 30, 2010 and December 31, 2009, accrued interest on the notes was $91,141 and $66,175, respectively. Interest expense on the notes amounted to $24,966 and $9,795 for the nine months ended September 30, 2010 and 2009.

NOTE 7 - STOCKHOLDERS' DEFICIT

A) NUMBER OF SHARES AUTHORIZED

On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.001 and to authorize 50,000 shares of $0.001 par value "blank check" preferred stock. As of September 30, 2010 and December 31, 2009, 205,379,100 and 130,994,100 shares of common stock are issued and 201,879,100 and 127,494,100 shares are outstanding, respectively. The Company has issued 3,500,000 shares that are held in escrow that are not outstanding as of September 30, 2010.  There were no shares of preferred stock issued and outstanding.

B) PREFERRED STOCK

The stockholders voted to authorize 50,000 shares of preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company’s certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional of other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company.

C) ISSUANCES OF COMMON STOCK

On February 18, 2010, the Board of Directors authorized the issuance of 500,000 shares of common stock to consultants, valued at $260,000, for services rendered to the Company.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

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

On September 26, 2010, the Company issued 18,000,000 shares of common stock to consultants and educational institutions for services rendered to the Company; 2,000,000 shares of common stock to PB Trust for the use of their residence by the President; and 20,000,000 shares of common stock to TTI PP Trust for the employee benefit plan (Unearned ESOP Shares). The total 40,000,000 shares of common stock were valued at $2,200,000.

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

On May 25, 2010, the Board authorized the re-pricing of all stock options issued since 2007. This re-pricing changed the exercise price only, all other terms to the options remained the same.  The re-pricing allows all option holders as of May 25, 2010 to exercise options at a price of $.20 per share.

The fair value of 27,500,000 options granted during the 2nd quarter totaled $5,486,946, and the fair value of the re-pricing of all other options (32,498,000 options) totaled  $6,477,766.  The values have been estimated on the date of re-pricing using the Black-Scholes pricing model, using the following assumptions:

Risk Free Interest Rate	3.18%
Dividend Yield	0.00%
Volatility	190%
Average Expected Term (Years to Exercise)	10

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

NOTE 7 - STOCKHOLDERS' DEFICIT (CONTINUED)

D) STOCK WARRANTS AND OPTIONS (CONTINUED)

A summary of the status of options granted as of September 30, 2010 is as follows:

	For The Period Ended September 30, 2010
	Shares	Weighted Average Exercise Price
Outstanding and exercisable at January 1, 2009	1,000,000	$0.20
Granted	31,498,000	0.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding and exercisable at December 31, 2009	32,498,000	$0.20
Granted	27,500,000	0.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding and exercisable at September 30, 2010	59,998,000	$0.20

A summary of the status of options outstanding as of September 30, 2010, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$0.20	59,998,000	8.75	$0.20	59,998,000	$0.20

The aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2010, totaled $0.  The weighted average grant date fair value of options granted during the nine months ended September 30, 2010, was $0.20.  The fair value of options vested during the nine month period ended September 30, 2010, totaled $5,486,946, with the recognized expense for the nine month period for vested and repriced options that vested in prior years totaling $11,946,712.

During the nine months ended September 30, 2010, the Company did not issue any stock warrants.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010 and 2009

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

As of September 30, 2010, the Company has advanced GeoGreen a total of $192,000.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report  except as follows:

On November 8, 2010, the Company signed a letter of intent to purchase a 50% interest in Jewelry Repair Enterprises, Inc., a private corporation which franchises approximately 160 jewelry repair stores and kiosks throughout the United States, Canada, the United Kingdom and Ireland.

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

Current Overview

Effective August 13, 2009, TTI completed a stock-for-stock exchange with BioEnergy Applied Technologies, Inc. (“BAT”), BioEnergy Systems Management, Inc. (“Bio”), Wimase Limited (“Wimase”) and Energetic Systems Inc., LLC, (“Energetic”, and together with Bio and Wimase, the “Stockholders”). TTI acquired all of the issued and outstanding shares of BAT. TTI issued 3,500,000 shares of its common stock, par value $.001 per share, to the Stockholders, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT by the Stockholders.

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

TTI is actively engaged in developing a business platform to showcase the BAT technologies, and will spend the majority of its resources in support of this opportunity.  TTI has received one competitive bid for the cost and timeframe of the actual build-out of one of the waste destruction units.  TTI is seeking other completive bids and intends to look overseas for other possible partners in this venture.

TTI also owns 100% of the issued and outstanding stock of NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”). NetThruster was formed to be a provider of high-performance content delivery network services. Recently, TTI management revisited the content delivery industry, as well as the business segments associated with internet communication, information and entertainment, looking for possible synergies with NetThruster and/or possible acquisitions targets.  Management is taking a cautious approach due to the fact that recent industry developments, competition and cost of bandwidth represent possible barriers to entry.

GoHealthMD, Inc. (“GoHealthMd”), a Delaware corporation and wholly subsidiary of TTI, has formed a new corporation, Eye Care Centers International, Inc., to focus on new, emerging technologies for eye care and general eye health, the early detection and prevention of childhood blindness and the prevention of specific eye diseases.  TTI will attempt to partner with other companies and to deliver products and services related to eye care and eye health to the developing world, where it may otherwise be unavailable.

TTI was previously known as GoHealth.MD, Inc. (“GoHealthMd”). GoHealthMd was incorporated in Nevada in May 2000 by acquiring Nugget Exploration, already a Nevada corporation. GoHealthMD was a web based resource provider for certain alternative health-care oriented professionals. In January 2002, GoHealth.MD, Inc. ceased these operations but continued to exist as TTI.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of September 30, 2010 and for the nine months then ended.

Results of Operations for the Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We had no revenues in the three months ended September 30, 2010 and 2009. Our operating expenses decreased from $3,658,217 to $1,375,601 during these periods.  The decrease is primarily due to the impairment of assets.  In the three months ended September 30, 2009 the Company impaired in full the investment made in technology of $2,240,000 in 2009 but $0 in the same period ended 2010.  Our net loss was $1,383,923 in the three months ended September 30, 2010 as compared to a net loss of $3,662,859 in the same period of 2009. Excluding non cash expenses our net loss would have been $283,923 and $309,463 in 2010 and 2009, respectively.

Results of Operations for the Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We had no revenues in the nine months ended September 30, 2010 and 2009. Our operating expenses increased from $19,633,367 to $24,443,772 during these periods.  The increase is primarily due to the stock and option issuances for professional fees and officer compensation.  In the nine months ended September 30, 2009 the Company issued a total of $754,449 in common stock and stock options to consultants as compared to $10,233,951 in the same period ended 2010.  Our net loss was $24,468,738 in the nine months ended September 30, 2010 as compared to a net loss of $19,643,162 in the same period of 2009. Excluding non cash expenses our net loss would have been $681,276 and $3,036,473 in 2010 and 2009, respectively.

Liquidity and Capital Resources

The Company's cash position was $5,968 at September 30, 2010 compared to $104,891 at December 31, 2009. As of September 30, 2010, the Company had current assets of $203,968 and current liabilities of $3,233,389 compared to $117,891 and $2,487,720 respectively as of December 31, 2009.  This resulted in a working capital deficit of $3,029,421 at September 30, 2010 and $2,369,829 at December 31, 2009.

Net cash used in operating activities amounted to $331,305 for the nine month periods ended September 30, 2010, as compared to $567,978 of net cash used in operations for the nine months period ended September 30, 2009.  Net cash used in operating activities decreased by approximately $236,000.

Net cash used in investing activities amounted to $182,194 and $0 for the nine months ended September 30, 2010 and 2009, respectively. Advances totaling $179,000 were made to GeoGreen Biofuels, Inc pursuant to the loan agreement entered into during January of 2010.

Net cash provided by financing activities amounted to $414,576 and $568,492 for the nine months ended September 30, 2010 and 2009, respectively. The decrease from 2009 to 2010 resulted primarily from the repayment made to related party loans.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2010 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  This material weakness was discovered in the first quarter of 2009 when the Company was informed by the SEC that its acquisition of Ludicrous, Inc. on October 19, 2007 should have been accounted for as a “reverse merger”, rather than an acquisition. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

☐	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

☐
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

☐
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

Item 1A.-Risk Factors

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of common stock were issued during the nine month ended September 30, 2010 without registration:
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

On September 26, 2010, the Company issued 18,000,000 shares of common stock to consultants and educational institutions for services rendered to the Company; 2,000,000 shares of common stock to PB Trust for the use of their residence by the President; and 20,000,000 shares of common stock to TTI PP Trust for the employee benefit plan (Unearned ESOP Shares). The total 40,000,000 shares of common stock were valued at $2,200,000.

The following stock options were also issued during the nine months ended September 30, 2010 without registration:

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

On May 25, 2010, the Board authorized the re-pricing of all stock options issued since 2007. This re-pricing changed the exercise price only, all other terms to the options remained the same.  The re-pricing allows all option holders as of May 25, 2010 to exercise options at a price of $.20 per share.

Item 3.     Defaults Upon Senior Securities
.
The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	$18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Totals	$113,000

None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However,  the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note.

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation1
3.2	By-Laws2
21.1	Subsidiaries of the Registrant
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10 –Q and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2010	TREE TOP INDUSTRIES, INC.

	By:	\s\ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 12, 2010
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 12, 2010
Kathy M. Griffin, Director, President

By:	\s\ Frank Benintendo	Dated: November 12, 2010
Frank Benintendo, Director & Secretary

By:	\s\ Donald Gilbert, Phd.	Dated: November 12, 2010
Donald Gilbert, Director & Treasurer

By:	\s\ Robert Hantman	Dated: November 12, 2010
Robert Hantman, Director