Form 10-K
period 2010-12-31
TREE TOP INDUSTRIES, INC.
filed 2011-04-15
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,479,644 as of April 14, 2011 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 276,599,789 shares outstanding of the registrant’s common stock as of December 31, 2010.

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

Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc.  On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation.  Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc. NetThruster, Inc., BioEnergy Applied Technologies, Inc., Universal Energy and Services Group, Inc. and International Eye Care Centers, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc.

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

 On January 28, 2011, the Board of Directors of TreeTop adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster”), in a spin-off to Tree Top’s shareholders on a pro rata basis (the “Spin-Off”).  Thereafter, NetThruster would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster.  Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin.  On February 9, 2011, Tree Top entered into a distribution agreement with NetThruster (the “Distribution Agreement”).  The Spin-Off is governed by the Distribution Agreement.  A copy of the Distribution Agreement is attached hereto as exhibit 10.5.  The Spin-Off was disclosed in a Form 8–K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity.

Tree Top owns all of the 274,699,100 issued and outstanding shares of common stock of NetThruster.  NetThruster currently has no shares of preferred stock issued or outstanding.  Pursuant to the Distribution Agreement, Tree Top has agreed to distribute all of the common stock of NetThruster to Tree Top’s shareholders, such that each shareholder of record of Tree Top common stock on February 14, 2011 (the “Distribution Record Date”) would receive one share of the common stock of NetThruster for every share of Tree Top’s common stock owned by such shareholder.  Each Tree Top shareholder must have proof of ownership of the Tree Top common stock in order to be eligible to receive the distribution of the common stock of NetThruster in the Spin-Off.  Tree Top expected to make the distribution for the Spin-Off on or before March 10, 2011.  However, Tree Top, upon authorization and a resolution from the Board of Directors, postponed the Spin-Off until a date on or before June 1, 2011.

History

Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980.  In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc.  On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation.  Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc. NetThruster, Inc., BioEnergy Applied Technologies, Inc., Universal Energy and Services Group, Inc. and International Eye Care Centers, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc.

Effective October 19, 2007, TTI entered into an Agreement and Plan of Reorganization (the “Agreement”) with all of the stockholders of Ludicrous pursuant to which TTI agreed to acquire all of the issued and outstanding common stock of Ludicrous from the stockholders in consideration for the issuance of a total of 68,000,000 newly issued shares of TTI’s common stock, allocated among the stockholders of Ludicrous on a pro rata basis.  Accordingly, after the closing of the stock exchange on November 1, 2007 as contemplated by the Agreement, Ludicrous became a wholly owned subsidiary of TTI, and the prior shareholders of Ludicrous became the majority shareholders of TTI.  In the Agreement, the stockholders of Ludicrous agreed to confer upon a designee of TTI, voting power over their shares of TTI’s common stock acquired by them for a period equal to the lesser of (i) two years or (ii) the sale of the common stock by the stockholder in accordance with Rule 144 of the Securities Act of 1933.  However, the shares of the two (2) largest stockholders, James Black, and The Davis Family, who held an aggregate of over 80% of the issued and outstanding shares of common stock of Ludicrous, were each required to execute a two (2) year lock-up agreement. The business combination between TTI and Ludicrous closed on November 1, 2007, and David Reichman, the Chief Executive Officer of TTI, was designated by TTI to be the voting trustee for 68,000,000 outstanding shares of TTI currently owned by the prior stockholders of Ludicrous.  Subsequently, due to the departure of James Black and the non-development and deployment of the technology, approximately 72% or 49,000,000 shares were cancelled and or returned to the Company.

On April 24, 2009, Tree Top entered into a stock exchange agreement (the “Exchange Agreement”) with BAT, BioEnergy Systems Management Inc ., Wimase Limited and Energetic Systems Inc., LLC.  Under the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of BAT.   The acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company. The Exchange Agreement called for the issuance of a total of 3,500,000 shares of common stock of the Company, par value $.001 per share, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT to the Company.

BAT is the originator and incubator of environmentally friendly technologies useful in the areas of energetic materials, chemicals and chemical processes, gasification, and the safe and novel destruction of biological and other hazardous wastes.  The Company has been focused on the incubation growth and commercialization of novel technology platforms designed to address the fundamental limitations of many of today’s technologies and businesses.  The Company will seek to provide key technologies to the biofuels sector, designed to help make biofuels more cost effective and of a higher quality.

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

As of December 31, 2010, Tree Top had received no patents in the United States and no patents in foreign jurisdictions.  We have no pending patent applications in the United States and no pending patent applications in foreign jurisdictions.  We had received no trademarks and had no pending trademark applications in the United States. We had no pending trademark applications in foreign countries and no non-U.S. trademark applications had been issued.

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

NetThruster

The content delivery network market is highly competitive and is characterized by constantly declining prices and multiple types of vendors offering varying combinations of computing and bandwidth to content providers. A few of NetThruster’s current competitors, as well as a number of NetThruster’s potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances, and substantially greater financial, technical and marketing resources than we do. NetThruster’s primary competitors include content delivery service providers such as Limelight Networks, Akamai, Level 3 Communications and Internap Network Services Corporation, which acquired VitalStream. Also, as a result of the growth of the content delivery market, a number of companies are attempting to enter the market, either directly or indirectly, some of which may become significant competitors of NetThruster in the future. Internationally, NetThruster competes with local content delivery service providers, many of which are very well positioned within their local markets.

We believe that the principal competitive factors affecting the content delivery market include such attributes as:

●	Performance, as measured by file delivery time and end-user media consumption rates;

●	Scalability; both in terms of average capacity and special event capacity;

●	Proprietary software designed to efficiently locate and deliver large media files;

●	Ease of implementation;

●	Flexibility in designing delivery systems for unique content types and mixes;

●	Reliability; and

●	Cost efficiency.

Because of the above situation, our continued inability to raise sufficient capital and our focus on the BAT technology, we ceased further development of the NetThruster technology.  Furthermore, on January 28, 2011, the Board of Directors of TreeTop adopted resolutions approving the disposition by the Company of all of the common stock of NetThruster in the Spin-Off.  Thereafter, NetThruster will be owned by Tree Top’s shareholders and its operations will be run by David I. Reichman.   Tree Top has agreed to distribute all of the common stock of NetThruster to Tree Top’s shareholders, such that each shareholder of record of Tree Top common stock on the Distribution Record Date would receive one share of the common stock of NetThruster for every share of Tree Top’s common stock owned by such shareholder.  Tree Top expected to make the distribution for the Spin-Off on or before March 10, 2011.  However, Tree Top, upon authorization and a resolution from the Board of Directors, postponed the Spin-Off until a date on or before June 1, 2011.

 Employees

As of December 31, 2010, we employed two people on a full-time basis.   Both employees are in executive positions. We project that during the next 12 months, our workforce is likely to increase.  To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer qualified personnel to meet our requirements.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our potential future customers.

ITEM 2. PROPERTIES

Currently, TTI does not lease, rent or own any property, other than its office which acts only as a mail receipt center.

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

In addition, this same shareholder filed a third party cross complaint against TTI and one of its officers, in Los Angeles Superior Court. On May 25, 2010, the third party litigation case brought by Dr. Steven Hoefflin against TTI, and one of its officers, in LA Superior Court, Index No .BC 392424, was dismissed with prejudice.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

TTI’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board (“OTCQB”) and the Financial Industry Regulatory Authority Bulletin Board (“OTC Bulletin Board”) under the symbol “TTII.”  Prior to 2010, there was limited trading of TTI’s common stock.  Liquidity improved in 2010.  The following table sets forth high and low sales prices of TTI common stock for each fiscal quarter for the last two fiscal years as reported by the OTCBB Bulletin Board, based on closing prices.  The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2009	High	Low
First Quarter ended March 31, 2009	$3.00	$0.20
Second Quarter ended June 30, 2009	$0.52	$0.20
Third Quarter ended September 30, 2009	$10.01	$0.52
Fourth Quarter ended December 31, 2009	$2.20	$0.52

Year Ended December 31, 2010	High	Low
First Quarter ended March 31, 2010	$0.85	$0.52
Second Quarter ended June 30, 2010	$1.25	$0.20
Third Quarter ended September 30, 2010	$0.50	$0.05
Fourth Quarter ended December 31, 2010	$0.04	$0.20

As of March 31, 2011, there were approximately 824 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of March 31, 2011, there were approximately 273,099,789 shares of TTI’s common stock outstanding on record.

Dividends

TTI has not declared or paid any cash dividends on its common stock, but anticipate paying out a stock dividend to NetThruster shareholders which corresponds to their share positions in Tree Top Industries, Inc.

Transfer Agent and Registrar

The transfer agent and registrar for TTI’s common stock is VStock Transfer, LLC, 150 West 46th Street, New York, NY 10036, telephone 212-828-8436.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2010.

Sales of Our Unregistered Securities during 2010 Not Previously Disclosed

On February 18, 2010, the Board of Directors authorized the issuance of 500,000 shares to a consultant, valued at $260,000. The shares were valued at the fair market price listed on the day of grant.

On April 21, 2010 the Board of Directors authorized the issuance of 12,500,000 shares to five board members, valued at $4,125,000. The shares were valued at the fair market price listed on the day of grant.

On April 25, 2010, the Board of Directors authorized the issuance of 15,000,000 shares to officers of the company, valued at $3,900,000. The shares were valued at the fair market price listed on the day of grant.

On April 25, 2010, the Board of Directors authorized the issuance of 1,000,000 shares to four consultants, valued at $260,000. The shares were valued at the fair market price listed on the day of grant.

On May 5, 2010, the Board of Directors authorized the issuance of 5,385,000 shares to 6 individuals and a corporation for consulting services rendered. The value of this issuance was $1,077,000, the fair market price listed on the day of grant.

On September 26, 2010, the Board of Directors authorized the issuance of 8,000,000 shares to seven universities as an incentive. The valuation of the issuance was $440,000, the fair market price listed on the day of grant.

On September 26, 2010, the Board of Directors authorized the issuance of 12,000,000 share to three individuals as an incentive. The issuance was valued at $660,000, the fair market price listed on the day of grant.

On September 26, 2010, the Board of Directors authorized the issuance of 20,000,000 shares to an Employee Stock Option Trust. The issuance was valued at $1,100,000, the fair market price listed on the day of issuance. Pursuant to the guidance in SOP 93-6, the value of the shares issued into the ESOP account is recorded as a contra equity account rather than an asset.

On October 19, 2010, the Board of Directors authorized the issuance of 700,000 shares to several individuals as an incentive. The issuance was valued at $38,500, the fair market price listed on the day of grant.

On October 20, 2010, the Board of Directors authorized the issuance of 3,000,000 shares to an individual as an incentive. The issuance was valued at $186,000, the fair market price listed on the day of grant.

On November 15, 2010, the Board of Directors authorized the issuance of 3,400,000 shares to 3 individuals as incentives or for services rendered, valued at $532,300, the fair market price listed on the day of grant.

On November 5, 2010, the Board of Directors authorized the issuance of 220,000 shares for cash of $2,200.

On December 29, 2010, the Board of Directors authorized the issuance of 2,000,000 shares for legal services valued at $186,000, the fair market price listed on the day of grant.

On December 29, 2010, the Board of Directors authorized the issuance of 5,000,000 shares to board member valued at $465,000, the fair market price listed on the day of grant.

On December 29, 2010, the Board of Directors authorized the issuance of 55,000,000 shares to officers valued at $5,115,000, the fair market price listed on the day of grant.

On November 24, 2010, the Company received a contribution from a shareholder in the amount of $50,375. The contribution was recorded as an increase to Additional Paid in Capital.

As discussed above in Note 5, the Company recorded imputed interest on a non-interest bearing note. The imputed interest was recorded as an increase to Additional Paid in Capital in the amount of $12,446.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K may contain “forward-looking statements,” as that term is used in federal securities laws, about Tree Top’s consolidated financial condition, results of operations and business.  These statements include, among others:

●	statements concerning the potential benefits that may be experienced from business activities and certain transactions contemplated or completed; and

●
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

a)	volatility or decline of Tree Top’s stock price;

b)	potential fluctuation of quarterly results;

c)	failure to earn revenues or profits;

d)	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;

e)	failure to commercialize our technology or to make sales;

f)	decline in demand for our products and services;

g)	rapid adverse changes in markets;

h)	litigation with or legal claims and allegations by outside parties against TTI, including but not limited to challenges to intellectual property rights;

i)	insufficient revenues to cover operating costs; and

j)	failure of the BAT technology to function properly.

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

While municipal, restaurant and/or household wastes cost upwards of $ .30 per pound to incinerate or store, hazardous waste disposal has been calculated at upwards of $2.00 per pound, without taking the volatility of the price of fuel into account. This is because, in order to comply with governmental and environmental regulations, a work-intensive system of processing, handling, storing, transporting, and finally burying hazardous waste is required at most pharmaceutical companies.   Once hazardous waste has been produced, its disposition is the responsibility of the producer thereafter.  If there is an environmental issue resulting from hazardous waste production, the waste generator is solely responsible.

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

RESULTS OF OPERATIONS

We realized revenues of $-0-during the year ended December 31, 2010. We presently do not have a steady source of revenue. Our operating expenses decreased from $104,931,563 in 2009 to $27,053,670 in 2010. The decrease was primarily the result of stock compensation expenses to officers, directors and consultants. General and administrative expenses increased from $584,503 to $592,644 or 1%. Compensation and professional fees decreased by $75,612,734, due to the decrease in the value of the stock compensation given to each.   Depreciation expense increased from $32,356 to $34,056 because of the purchase of office equipment in 2010.

Our net loss decreased by $77,829,540 from $104,945,249 in 2009 to $27,115,709 in 2010. This translates to a $1.39 decrease in loss per share from $(0.1.56) in 2009 to $(0.17) in 2010. Included in our net loss was $25,637,647 and $101,194,444 for the value of common stock and common stock purchase warrants and options which were issued in 2010 and 2009 respectively. Excluding these non cash expenses, our net loss would have been $1,478,063 and $3,750,805, respectively. We expect that our losses will continue to be approximately $100,000 per month until we are able to establish a reliable revenue flow.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 we had cash on hand of $2,674 compared to $104,891 at December 31, 2009. We used cash in our operations of $513,739 in 2010 compared to $488,388 in 2009, a 5% increase. We also used cash of $186,532 in 2010 in our investing activities compared to net cash used of $13,000 in 2009, due to the advances we paid to GeoGreen. We raised $52,575 and $110,500 from the sale of our common stock or exercises of stock options in 2010 and 2009, respectively. Additionally, we raised $574,464 and $208,381 from related party loans in 2010 and 2009, and $192,000 and $292,860 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $100,000 per month for 2011. We do not have sufficient cash on hand at December 31, 2010 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing.

All of Tree Top’s past due obligations, including our accounts payable, notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005.  No actions have been taken by any of the applicable creditors.  Action by any such creditor would materially decrease our liquidity.  Tree Top has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business.   This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available.  Tree Top shall attempt to negotiate favorable repayment schedules, if and when any applicable creditor takes any collection related actions. In addition, there is an amount due to officers and Directors equal to $2,409,012 as of December 31, 2010 and $1,345,769 as of December 31, 2009 respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand.  Our liquidity would decrease materially if any such officer or Director demanded repayment.  These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Tree Top shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm Tree Top’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities.  Tree Top intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities.  Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment.  Currently, Tree Top is without adequate financing or assets.  Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources.  However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status.   The liquidity shortfall of $3,776,118 would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tree Top Industries, Inc.
(A Development Stage Company)

 We have audited the accompanying balance sheets of Tree Top Industries, Inc.(A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The financial statements for the period from inception (August 1, 2007) to December 31, 2008, were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12 to the financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2009 to correct errors in its accounting for stock based compensation and valuation of notes receivable.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 14, 2011

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$2,674	$104,891
Total Current Assets	2,674	104,891

PROPERTY AND EQUIPMENT, NET	72,280	101,719

TOTAL ASSETS	$74,954	$206,610

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$672,457	$679,603
Accrued interest payable	99,463	66,175
Due to officers and directors	2,409,012	1,345,769
Notes payable	597,860	405,860
Total Current Liabilities	3,778,792	2,497,407

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value, 50,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 350,000,000 shares authorized, 271,199,100 and 127,494,100 shares issued and outstanding, respectively	271,199	127,494
Additional paid-in capital	138,984,050	112,325,087
Unearned ESOP Shares	(1,100,000)	-
(Deficit) accumulated during the development stage	(141,859,087)	(114,743,378)
Total Stockholders’ (Deficit)	(3,703,838)	(2,290,797)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$74,954	$206,610

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2010	2009	2010
		(Restated)	(Unaudited)
REVENUES, net	$-	$-	$2,967

COST OF SALES, net	-	-	-

GROSS PROFIT	-	-	2,967

OPERATING EXPENSES

General and administrative	592,644	584,503	5,310,465
Impairment of assets	-	2,275,000	2,275,000
Compensation and professional fees	26,426,970	102,039,704	134,098,627
Depreciation	34,056	32,356	94,115

Total Operating Expenses	27,053,670	104,931,563	141,778,207

OPERATING LOSS	(27,053,670)	(104,931,563)	(141,775,240)

OTHER INCOME (EXPENSES)

Loss on disposal of assets	(2,915)	-	(2,915)
Interest income	-	-	9
Interest expense	(59,124)	(13,686)	(80,941)

Total Other Income (Expenses)	(62,039)	(13,686)	(83,847)

LOSS BEFORE INCOME TAXES	(27,115,709)	(104,945,249)	(141,859,087)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(27,115,709)	$(104,945,249)	$(141,859,087)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(1.56)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	162,966,429	67,159,149

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From Inception on August 1, 2007 through December 31, 2010

							Deficit
							Accumulated
					Additional	Unearned	During the
	Preferred Stock		Common Stock		Paid-In	ESOP	Development	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Stage	Equity
Balance, August 1, 2007 (inception)	-	$-	-	$-	$-	$-	$-	$

Issuance of founder shares at inception at $0.007 per share	-	-	68,000,000	68,000	432,000	-	-	500,000

Shares issued in recapitalization	-	-	987,791	988	(988)	-	-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298	-	-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000	-	-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210	-	-	126,210

Exercise of stock options at $0.25 per share	-	-	500,000	500	124,500	-	-	125,000

Shares issued for services at $0.85 per share	-	-	2,590,000	2,590	2,198,910	-	-	2,201,500

Shares issued for services at $2.00 per share	-	-	250,000	250	499,750	-	-	500,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(5,657,322)	(5,657,322)

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From Inception on August 1, 2007 through December 31, 2010

Balance, December 31, 2007	-	$-	72,327,791	$72,328	$5,074,680	$-	$(5,657,322)	(510,314)

Fractional shares	-	-	609	-	-	-	-	-

Exercise of stock options at $0.25 per share	-	-	1,100,000	1,100	723,900	-	-	725,000

Common stock cancelled	-	-	(24,600,000)	(24,600)	24,600	-	-	-

Stock options granted for services	-	-	-	-	1,993,000	-	-	1,993,000

Exchange of Ludicrous, Inc. stock options for Tree Top stock options	-	-	-	-	932,779	-	-	932,779

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,140,807)	(4,140,807)

Balance, December 31, 2008	-	-	48,828,400	48,828	8,748,959	-	(9,798,129)	(1,000,342)

Stock options granted for services	-	-	-	-	32,145,311	-	-	32,145,311

Common stock issued for services	-	-	74,850,000	74,850	68,807,150	-	-	68,882,000

Common stock issued for acquisition of subsidiary	-	-	3,500,000	3,500	2,271,500	-	-	2,275,000

Common stock issued for cash	-	-	315,700	316	110,184	-	-	110,500

Stock based compensation earned	-	-	-	-	241,983	-	-	241,983

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From Inception on August 1, 2007 through December 31, 2010

Net loss for the year ended December 31, 2009 (Restated)	-	-	-	-	-	-	(104,945,249)	(104,945,249)

Balance, December 31, 2009 (Restated)	-	$-	127,494,100	$127,494	$112,325,087	$-	$(114,743,378)	(2,290,797)

Stock options granted for services	-	-	-	-	8,024,977	-	-	8,024,977

Valuation of stock option re-pricing	-	-	-	-	153,965	-	-	153,965

Common stock issued for services	-	-	123,485,000	123,485	17,121,310	-	-	17,244,795

Common stock issued for cash	-	-	220,000	220	1,980	-	-	2,200

Stock based compensation earned	-	-	-	-	213,910	-	-	213,910

Imputed interest - loan	-	-	-	-	12,446	-	-	12,446

Contribution from shareholders	-	-	-	-	50,375	-	-	50,375

Common stock issued to ESOP	-	-	20,000,000	20,000	1,080,000	(1,100,000)	-	-

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(27,115,709)	(27,115,709)

Balance, December 31, 2010	-	$-	271,199,100	$271,199	$138,984,050	$(1,100,000)	$(141,859,087)	$(3,703,838)

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2010	2009	2010
		(Restated)	(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(27,115,709)	$(104,945,249)	$(141,859,087)
Adjustments to reconcile net loss to net used in operating activities:
Bad debt expense	179,000	13,000	192,000
Depreciation and amortization	34,056	32,356	94,115
Stock options granted for services rendered	8,178,942	32,145,311	44,870,540
Impairment of intangible assets	-	2,275,000	2,275,000
Common stock issued for services rendered	17,458,705	69,123,983	89,284,188
Imputed interest on loan	12,446	-	12,447
Loss on disposal of fixed assets	2,915	-	2,915
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	5,164	-
Increase (decrease) in accounts payable and accrued expenses	735,906	862,047	2,194,839

Net Cash Used in Operating Activities	(513,739)	(488,388)	(2,933,043)

CASH FLOW FROM INVESTING ACTIVITIES

Cash advanced on note receivable	(179,000)	(13,000)	(192,000)
Cash received in acquisition	-	-	44,303
Cash paid for property and equipment	(7,532)	-	(169,310)

Net Cash Used in Investing Activities	(186,532)	(13,000)	(317,007)

CASH FLOW FROM FINANCING ACTIVITIES

Bank overdraft	-	(6,125)	-
Cash contribution from shareholders	50,375	-	50,375
Cash received from issuance of common stock	2,200	110,500	1,662,700
Cash received from notes payable	192,000	292,860	484,860
Cash paid to related party loans	(220,985)	-	(280,740)
Cash received from related party loans	574,464	208,381	1,335,529

Net Cash Provided by Financing Activities	598,054	605,616	3,252,724

NET INCREASE (DECREASE) IN CASH	(102,217)	104,228	2,674
CASH AT BEGINNING OF PERIOD	104,891	663	-
CASH AT END OF PERIOD	$2,674	$104,891	$2,674

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2010	2009	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-	$-
Income
Taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of subsidiary	$-	$2,275,000	$2,275,000
Common stock issued to ESOP	$1,100,000	$-	$1,100,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - NATURE OF OPERATIONS

A)           HISTORY

Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980.  In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc.  On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation.  Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc. NetThruster, Inc., BioEnergy Applied Technologies, Inc., Universal Energy and Services Group, Inc. and International Eye Care Centers, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc.

On April 24, 2009, the Company entered into a stock exchange agreement (the “Exchange Agreement”) with BioEnergy Applied Technologies Inc., a Nevada corporation (“BAT”), BioEnergy Systems Management Inc., Wimase Limited and Energetic Systems Inc., LLC.  Under the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of BAT.  The acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company upon closing. The Exchange Agreement calls for the issuance of a total of 3,500,000 shares of common stock of the Company, par value $.0001 per share, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT to the Company.

BAT is the originator and incubator of environmentally friendly technologies useful in the areas of energetic materials, chemicals and chemical processes, gasification, and the safe and novel destruction of biological and other hazardous wastes.  The Company has been focused on the incubation growth and commercialization of novel technology platforms designed to address the fundamental limitations of many of today’s technologies and businesses.  The Company will seek to provide key technologies to the biofuels sector, designed to help make biofuels more cost effective and of a higher quality.

The Company has not realized significant revenues as of December 31, 2010 and is classified as a development stage enterprise in accordance with ASC 915.

B)            GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $27,115,709 during the fiscal year ended December 31, 2010 and has an accumulated deficit of $141,859,087. During 2009 the Company incurred losses totaling $104,945,249 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $3,776,118 and $2,392,516 at the years ended December 31, 2010 and 2009, respectively, and negative cash flow from operations of $513,739 and $488,388.

Since inception (August 1, 2007) through December 31, 2010, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. The Company has had no revenues and requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer and Chairman.  The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A)           PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc. and BioEnergy Applied Technologies Inc. All significant inter-company balances and transactions have been eliminated.

B)           USE OF MANAGEMENT’S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. These financial statements have material estimates for valuation of stock and option transactions.

C)           CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2010 and 2009, no excess existed. There were no cash equivalents at December 31, 2010 and 2009.

D)           FIXED ASSETS

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 7 years for furniture, fixtures, machinery and equipment.  Leasehold improvements are amortized over the lesser of the term of the lease or the economic life of the asset. Routine repairs and maintenance are expensed when incurred.

E)           INCOME TAXES

The Company applies ASC 740 which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740 at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are  reduced by a  valuation  allowance  when,  in the opinion  of  management,  it is more  likely  than not  that  some portion or all of the deferred  tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F)           REVENUE RECOGNITION

We recognize service revenues in accordance with the SEC’s ASC 605 Revenue Recognition and Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

G)           STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718.  ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward- known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using the Black Scholes option-pricing model adjusted for the unique characteristics of those instruments.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with ASC 718 and ASC 595, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services”, and are periodically revalued as the stock options vest and are recognized as expense over the related service period.

H)           INTANGIBLE ASSETS AND BUSINESS COMBINATIONS

The Company adopted ASC 805, “Business Combinations”, and ASC 350, “Goodwill and Other Intangible Assets”, effective June 2001 and revised in December 2007. ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized, but are reviewed for impairment annually.

With the acquisition of BAT, Tree Top acquired fifteen (15) intellectual properties pertaining to the construction of the mobile configuration and operation of the glyd-arc medical waste destruction unit, as well as an enhanced configuration and novel method for coal gasification. These intangibles have an undefined life as the intellectual property has yet to be commercialized. However, because there are no comparable properties, and because there is no cash-flow being generated from these intangibles, the Company could not determine a fair value at December 31, 2009 and therefore recorded an impairment of the entire capitalized value of $2,275,000.

I)           FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2010 and 2009.

The following table presents the Company’s Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2010 and 2009:

	Level 1	Level 2	Level 3
Notes payable -- 2010	-0-	-0-	$597,860
Notes payable -- 2009	-0-	-0-	$405,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2010 and 2009:

Notes payable
Balance, December 31, 2008	$113,000
Purchases, sales, issuances and settlements (net)	292,860
Balance, December 31, 2009	405,860
Purchases, sales, issuances and settlements (net)	192,000
Balance, December 31, 2010	$597,8602

J)           BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2010 and 2009, 60,500,000 and 36,870,000, common equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively.

	For the Years Ended
	December 31,
	2010	2009
Loss (numerator)	$(27,115,709)	$(104,945,249)
Shares (denominator)	162,966,429	67,159,149
Basic and diluted loss per share	$(0.17)	$(1.56)

K)           RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815, “Derivatives and Hedging” (“ASC 815”). This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance is effective for interim and annual reporting periods beginning January 1, 2010. The adoption of ASU 2010-11 did not have a material impact on the Company’s consolidated financial statements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. Adoption of the provisions of ASU 2010-01 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting

Standards Update amends the FASB Accounting Standards Codification for Statement 167. The adoption of the provisions of ASU 2009-17 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. The adoption of the provisions of ASU 2009-16 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. The adoption of the provisions of ASU 2009-15 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the provisions of ASU 2009-14 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the provisions of ASU 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to officers and directors as of December 31, 2010 and 2009 totals $2,409,012 and $1,345,769, respectively.  These balances consist of net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest. During 2010 Mr. Reichman advanced $574,464 to the Company to cover operating expenses, and was repaid $220,985. During 2009 Mr. Reichman advanced $235,138 to the Company and was repaid $0.

NOTE 4 - FIXED ASSETS

Depreciation expense was $34,056 and $32,356 during the years ended December 31, 2010 and 2009, respectively.

Fixed assets consist of the following:

	2010	2009
Computer equipment	$128,311	$126,278
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	163,811	161,778
Accumulated Depreciation	(91,531)	(60,059)
	$72,280	$101,719

During 2010, the Company disposed of various computer equipment with a net book value of $2,915. The asset and associated accumulated depreciation was removed from the books, generating a loss from disposal of assets of $2,915.

NOTE 5 - NOTES PAYABLE – IN DEFAULT

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2009. All of the notes are unpaid to date and are in default and are thus classified as current liabilities. At December 31, 2010, notes payable amounted to $597,860. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860, interest accrues at 9% per annum, unsecured, and is due upon demand after 6 months of execution. No demand has been made as of the date of these financial statements.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $12,446 has been imputed for this note. An offsetting entry to Paid in Capital was made in connection with this adjustment.

	Interest	Interest Expense
Principal	Rate	12/31/2010	12/31/2009	Maturity
$292,860	9.00%	$26,358	$6,756	6/27/2010
192,000	0%	12,446	-	Demand
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,250	1,250	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
$597,860		$45,734	$13,686

At December 31, 2010 and 2009, accrued interest on the notes was $99,463 and $66,175, respectively. Interest expense on the notes amounted to $45,734 and $13,686 for the years ended December 31, 2010 and 2009, including the imputed interest discussed above. None of the notes are convertible or have any covenants.

NOTE 6 - INCOME TAXES

The FASB has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

Deferred tax assets and the valuation account are as follows:

	2010	2009
Deferred tax assets:
NOL carryover	$2,204,064	$1,697,432
Valuation allowance	(2,204,064)	(1,697,432)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009.

2009. The components of income tax expense are as follows:

	2010	2009
Book loss	$(27,115,709)	$(104,945,249)
Stock based compensation	25,637,647	101,269,294
Impairment of assets	179,000	2,288,000
Valuation allowance	1,299,062	1,387,955
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $5,651,447 and $4,352,390 as of December 31, 2010 and 2009, respectively, which may be offset against future taxable income through 2031. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2010	2009
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2010, 2009 and 2008.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A)           NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 75,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. As of December 31, 2010 and 2009, 271,199,100 and 127,494,100 shares of common stock are issued and outstanding, respectively. There were no shares of preferred stock issued and outstanding.

B)           PREFERRED STOCK

As described above, the stockholders voted to authorize 50,000 shares of “blank check” preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company’s certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company.

C)           ISSUANCES OF COMMON STOCK

Effective  November  1,  2007,  the  Company  closed an Agreement and Plan of Reorganization  with  Ludicrous  and  the  stockholders  of  Ludicrous  received 68,000,000 shares of the Company’s common stock. The disclosure of shares issued and outstanding for the Company has been restated to inception as though a forward stock split had occurred.

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

On February 13, 2009, the Board of Directors authorized the issuance of 12,500,000 shares of common stock to officers and directors and consultants, valued at $37,500,000 for services rendered to the Company. The shares were valued at the fair market price listed on the day of grant.

On April 28, 2009, the Board of Directors authorized the issuance of 3,950,000 shares of common stock to officers and directors and consultants, valued at $2,054,000, for services rendered to the Company. The shares were valued at the fair market price listed on the day of grant.

On May 28, 2009, the Board of Directors authorized the issuance of 1,000,000 million shares of common stock to officers and directors and consultants, valued at $520,000, for services rendered to the Company. The shares were valued at the fair market price listed on the day of grant.

On July 9, 2009, the Board of Directors authorized the issuance of 3,500,000 shares of common stock, valued at $2,275,000 for the acquisition of BAT, including environmental remediation technology. The issuance was valued at the fair market price of the shares listed on the date of closing on August 13, 2009.

On August 21, 2009, the Board of Directors authorized the issuance of 1,000,000 shares of its common stock for future legal services. The shares were valued at $1,040,000, the fair market price listed on the day of issuance. $241,983 of shares were earned during 2009 and the remainder ($798,017) was deferred until earned. During 2010 an additional $213,910 was earned.

On December 16, 2009, the Board of Directors authorized the issuance of 55,900,000 shares of common stock to officers and directors and consultants, valued at $29,068,000, for services rendered to the Company. The shares were valued at the fair market price listed on the day of grant. 1,000,000 shares of this issuance was for future legal services and was deferred in the amount of $520,000 until services are rendered.

On December 20, 2009, the Board of Directors authorized the issuance of 500,000 shares of common stock to consultants valued at $260,000. The shares were valued at the fair market price listed on the day of grant.

During October 2009, the Company authorized the issuance of 315,700 shares of common stock for cash received, totaling $110,500.

During February 2010, the Board of Directors authorized the issuance of 500,000 shares to a consultant, valued at $260,000. The shares were valued at the fair market price listed on the day of grant.

During April 2010 the Board of Directors authorized the issuance of 12,500,000 shares to five board members, valued at $4,125,000. The shares were valued at the fair market price listed on the day of grant.

During April 2010, the Board of Directors authorized the issuance of 15,000,000 shares to officers of the company, valued at $3,900,000. The shares were valued at the fair market price listed on the day of grant.

During April 2010, the Board of Directors authorized the issuance of 1,000,000 shares to four consultants, valued at $260,000. The shares were valued at the fair market price listed on the day of grant.

During May 2010, the Board of Directors authorized the issuance of 5,385,000 shares to 6 individuals and a corporation for consulting services rendered. The value of this issuance was $1,077,000, the fair market price listed on the day of grant.

During September 2010, the Board of Directors authorized the issuance of 8,000,000 shares to seven universities as an incentive. The valuation of the issuance was $440,000, the fair market price listed on the day of grant.

During September 2010, the Board of Directors authorized the issuance of 12,000,000 shares to three individuals as an incentive. The issuance was valued at $660,000, the fair market price listed on the day of grant.

During September 2010, the Board of Directors authorized the issuance of 20,000,000 shares to an Employee Stock Option Trust. The issuance was valued at $1,100,000, the fair market price listed on the day of issuance. Pursuant to the guidance in SOP 93-6, the value of the shares issued into the ESOP account is recorded as a contra equity account rather than an asset.

During October 2010, the Board of Directors authorized the issuance of 700,000 shares to several individuals as an incentive. The issuance was valued at $38,500, the fair market price listed on the day of grant.

During October 2010, the Board of Directors authorized the issuance of 3,000,000 shares to an individual as an incentive. The issuance was valued at $186,000, the fair market price listed on the day of grant.

During November 2010, the Board of Directors authorized the issuance of 3,400,000 shares to 3 individuals as incentives or for services rendered, valued at $532,300, the fair market price listed on the day of grant.

During November 2010, the Board of Directors authorized the issuance of 220,000 shares for cash of $2,200.

During December 2010, the Board of Directors authorized the issuance of 2,000,000 shares for legal services valued at $186,000, the fair market price listed on the day of grant.

During December 2010, the Board of Directors authorized the issuance of 5,000,000 shares to board member valued at $465,000, the fair market price listed on the day of grant.

During December 2010, the Board of Directors authorized the issuance of 55,000,000 shares to officers valued at $5,115,000, the fair market price listed on the day of grant.

During 2010, the Company received a contribution from a shareholder in the amount of $50,375. The contribution was recorded as an increase to Additional Paid in Capital.

As discussed above in Note 5, the Company recorded imputed interest on a non-interest bearing note. The imputed interest was recorded as an increase to Additional Paid in Capital in the amount of $12,446.

D)           2007 OMNIBUS STOCK AND INCENTIVE PLAN

On September 24, 2007, the Board of Directors authorized the creation of the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”). The 2007 Plan was approved by the stockholders on November 28, 2007. An aggregate of 6 million shares of common stock are reserved for issuance and available for awards under the 2007 Plan.

Awards under the 2007 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted units and performance awards. For a complete description of the Plan, see Tree Top’s Form 8-K filed with the SEC on November 7, 2007.

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

Effective January 1, 2008, the Company’s Board of Directors approved for issuance 250,000 stock options to each of its four directors, to be issued effective January 1, 2008, with an exercise price of $4.50 per share, expiring in 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $4,498,441 which vested over a 2 year period. For the year ended December 31, 2010 and 2009, the Company recognized $0 and $2,604,854 of compensation expense related to these options, respectively. The fair value of these options was determined using the following assumptions: risk free rate of 3.45%, no dividend yield, an expected life of five years and a volatility factor of 318%.

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

On February 13, 2009, the Company recorded the value of 5,000,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $1.20 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $14,981,194 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 1.88%, no dividend yield, an expected life of 5 years and a volatility factor of 275%.

On May 28, 2009, the Company recorded the value of 7,000,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $0.55 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $3,639,297 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 2.46%, no dividend yield, an expected life of 5 years and a volatility factor of 333%.

On December 16, 2009, the Company recorded the value of 21,000,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $0.52 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $10,919,967 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 2.35%, no dividend yield, an expected life of 5 years and a volatility factor of 417%.

On May 25, 2010, the Company granted 27,500,000 options to the officers and directors of the Company with an exercise price of $.26 per share, expiring in 2020. The fair value of the options as calculated under the Black-Scholes model totaled $8,024,977 which was recorded as option expense. The fair value of these options was determined using the following assumptions: risk free rate of 2.61%, no dividend yield, an expented life of 5 years and a volatility factor of 417%.

Also on May 25, 2010, the Company’s board of directors approved the re-valuation of all previously issued and outstanding options. The original terms of the options remained in effect; the only change was the exercise price, which was changed to $.20 for all options. The fair value of the re-valuation of the 65,700,000 options outstanding was determined using the Black-Scholes model and totaled $153,965, using the following assumptions: risk free rate of 0.17% to 2.01%, no dividend yield, expected lives between .25 and 5 years, and volatility factor of 418%. The options were valued originally at $12,736,806, and with the new terms the value was determined to be $12,890,771, thus the difference recorded for the re-valuation was an additional expense of $153,965.

A summary of the Company’s stock option activity is as follows for the years ended December 31, 2010 and 2009:

		Range of	Weighted	Remaining
		Exercise	Average	Contractual
		Prices	Exercise	Life
	Shares	Per Share	Price	(Years)
Options outstanding at December 31, 2008	5,200,000	$1.00-$2.00	1.98	1.82
Granted	33,000,000	0.52-1.20	0.85	4.58
Exercised	-	-	-	-
Expired	-	-	-	-
Options outstanding at December 31, 2009	38,200,000	$0.25-$2.00	$0.97	3.98
Granted	27,500,000	.20	.20	4.32
Exercised	-	-	-	-
Expired/Forfeited	(4,200,000)	1.00-2.00	1.98	-
Options outstanding at December 31, 2010	61,500,000	$.20	$.20	3.99

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

A summary of the Company’s stock warrant activity is as follows for the years ended December 31, 2010 and 2009:

		Range of	Weighted	Remaining
		Exercise	Average	Contractual
		Prices	Exercise	Life
	Shares	Per Share	Price	(Years)
Warrants outstanding at December 31, 2008	-	$-	-	-
Granted	631,400	0.50-1.00	0.75	0.5
Exercised	-	-	-	-
Expired	-	-	-	-
Warrants outstanding at December 31, 2009	631,400	$0.50-1.00	$0.75	0.5
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	631,400	$.50-1.00	.75	-
Warrants outstanding at December 31, 2010	-	$-	$-	-

The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2010 and 2009 totaled $0 and $80,843, respectively. The weighted average grant date fair value of warrants granted during the periods ended December 31, 2010 and 2009 is $0 and $0.12, respectively. The fair value of warrants vested during the years ended December 31, 2010 and 2009 totaled $0 and $80,843, respectively.

G)	DEFERRED STOCK COMPENSATION

During 2009, the Company issued 2,000,000 shares at separate times as a retainer for legal work to be performed. 1,000,000 shares were valued at $1.04 per share and the second 1,000,000 shares were valued at $.52. A deferral of $1,560,000 was established initially and decreased as legal services were performed and the shares were released from trust. As of December 31, 2010 and 2009, the balance remaining in the deferral account is $1,104,107 and $1,318,017, respectively. The deferral is presented on the balance sheet net with Additional Paid in Capital.

H)	UNEARNED ESOP SHARES

During 2010, the Company issued 20,000,000 shares to a Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6.  The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $1,100,000.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A)	LEASES

Tree Top Industries, Inc. currently does not lease, rent or own any property.

B)	LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2010 and 2009.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2010 and 2009.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2010 and December 31, 2009.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2010.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2010.

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

In addition, this same shareholder filed a third party cross complaint against TTI and one of its officers, in Los Angeles Superior Court. On May 25, 2010, the third party litigation case brought by Dr. Steven Hoefflin against TTI, and one of its officers, in LA Superior Court, index No .BC 392424, was dismissed with prejudice.

C)	EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000.  Mr. Reichman’s salary has been accruing because Tree Top is without the resources to pay the salary in full.  This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments.  In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1st, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Tree Top was without resources to pay the salary increase.  This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference

NOTE 9 – BUSINESS COMBINATIONS

On April 24, 2009, the Company entered into a stock exchange agreement with BioEnergy Applied Technologies Inc., a Nevada corporation (“BAT”), BioEnergy Systems Management Inc. , Wimase Limited and Energetic Systems Inc., LLC.  Under the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of BAT.  The acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company upon closing. The Company issued a total of 3,500,000 shares of common stock in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT to the Company.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed.

Intangible assets - technology	$2,275,000
$2,275,000

Management valued the stock issued to acquire BAT based on the market price of Tree Top’s common stock on the date of closing on August 13, 2009.  This resulted in a price per share of $0.65 and an overall purchase price of $2,275,000.  The entire purchase price was allocated to the acquired technology.

As a result of the Company’s annual impairment analysis for long-lived assets performed in 2009, the Company determined that the intangible technology asset recorded upon the acquisition of BAT was impaired, based on management’s determination of projected future net cash flows of BAT. In connection with the impairment assessment performed, the Company recorded a charge to operations of $2,275,000 to reduce the value of the intangible asset to $-0-.

NOTE 10 – NOTE RECEIVABLE

On January 15, 2010, the Company entered into a loan agreement with GeoGreen Biofuels, Inc. (“GeoGreen”), which is effective as of December 1, 2009.  Under the terms of the Agreement, the Company agreed to finance the final stages of a facility build-out in order to begin processing waste cooking oils into biofuels. Under the terms of the agreement, the Company shall also help GeoGreen secure additional financing.  Furthermore, the Agreement provides the Company with the right of first refusal on future equity financings of GeoGreen. To date, the Company has advanced a total of approximately $192,000 to GeoGreen. During 2010 the Company ceased funding GeoGreen, as it was suffering financially and went out of business. The Company tried to collect on the $192,000 Note with no success, therefore an allowance for doubtful collection of $192,000 was established. During 2009, the Company advanced $13,000 to GeoGreen which was allowed for in the 2009 balance sheet with the remaining $179,000 being allowed for during 2010.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report other than those reported below.

 On January 28, 2011, the Board of Directors of TreeTop adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster”), in a spin-off to Tree Top’s shareholders on a pro rata basis (the “Spin-Off”).  Thereafter, NetThruster would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster.  Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin.

On February 9, 2011, Tree Top entered into a distribution agreement with NetThruster (the “Distribution Agreement”).  The Spin-Off is governed by the Distribution Agreement. The Spin-Off was disclosed in a Form 8–K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity.

Tree Top owns all of the 274,699,100 issued and outstanding shares of common stock of NetThruster.  NetThruster currently has no shares of preferred stock issued or outstanding.  Pursuant to the Distribution Agreement, Tree Top has agreed to distribute all of the common stock of NetThruster to Tree Top’s shareholders, such that each shareholder of record of Tree Top common stock on February 14, 2011 would receive one share of the common stock of NetThruster for every share of Tree Top’s common stock owned by such shareholder.  Each Tree Top shareholder must have proof of ownership of the Tree Top common stock in order to be eligible to receive the distribution of the common stock of NetThruster in the Spin-Off.  Tree Top expected to make the distribution for the Spin-Off on or before March 10, 2011.  However, Tree Top, upon authorization and a resolution from the Board of Directors, postponed the Spin-Off until a date on or before June 1, 2011. As of, and for the years ended December 31, 2010 and 2009, NetThrusters had no material operations.

Subsequent to year end, the Board of Directors authorized the issuance of 1,900,689 shares for services rendered.

NOTE 12 – RESTATEMENT

The Company’s financial statements for the year ended December 31, 2009 have been restated to record $43,471,396 of stock based compensation from both share issuances and options granted. The value of the shares issued and options granted was determined using the fair market price on the day of issuance or grant rather than a weekly averaging method. Other terms of the valuation model were modified in the calculation of the share based compensation.

The following summarized financial statements compare of the Company’s original and restated financial statements.

BALANCE SHEET

	Original	Restated
Cash	$104,891	$104,891
Advances	13,000	-
Total Current Assets	117,891	104,891
PROPERTY AND EQUIPMENT, NET	101,719	104,719
TOTAL ASSETS	$219,610	$206,610
CURRENT LIABILITIES
Accounts payable and accrued expenses	$769,379	$745,778
Officer Notes	1,345,769	1,345,769
Notes Payable	405,860	405,860
Total Current Liabilities	2,487,720	2,497,407
Total Liabilities	2,487,720	2,497,407
STOCKHOLDERS’ (DEFICIT)
Preferred stock: $0.001 par value; 50,000 shares authorized,	-	-
Common stock: $0.001 par value 350,000,000 shares authorized; 127,494,100 and 127,494,100 shares issued and outstanding, respectively	127,494	127,494
Additional paid-in capital	68,876,380	112,325,087
Accumulated deficit	(71,271,984)	(114,743,378)
Total Stockholders’ (Deficit)	(2,268,110)	(2,290,797)
TOTAL LIABILITIES AND STOCKHOLDERS’(DEFICIT)	$219,610	$206,610

STATEMENT OF OPERATIONS

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	561,841	584,503
Impairment of assets	2,240,000	2,275,000
Compensation and professional fees	58,625,997	102,039,704
Depreciation	32,356	32,356
Total Expenses	61,460,167	104,931,563
OPERATING LOSS	(61,460,167)	(104,931,563)
OTHER INCOME (EXPENSE)
Interest expense	(13,686)	(13,686)
Total Other Income (Expense)	(13,686)	(13,686)
NET LOSS	(61,473,853)	(104,945,249)
BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share	$(0.92)	$(1.56)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,830,054	67,159,149

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 24, 2010, Chisholm, Bierwolf, Nilson & Morrill, LLC (“CBNM”) notified the Company that, effective as of that date, CBNM was not going to stand for re-election as its independent auditor.   Effective the same date, the Company appointed Mark Bailey & Company, Ltd. as its new independent auditor and that decision was approved by the Company's Board of Directors. CBNM issued its auditor’s report on the Company's financial statements for the years ended December 31, 2009 and 2008, both of which included an explanatory paragraph as to the Company’s ability to continue as a going concern. Other than the going concern uncertainty described above, CBNM’s audit report on the Company’s financial statements for the years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2009 and 2008 and the subsequent interim periods through August 24, 2010, the date of resignation of CBNM, there were no disagreements with CBNM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to CBNM’s satisfaction, would have caused CBNM to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements for such years.  Furthermore, there were no reportable events, as defined in Item 304(a)(l)(v) of Regulation S-K. The Company provided CBNM with a copy of the disclosure in the preceding two paragraphs and requested in writing that CBNM furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. CBNM provided a letter, dated August 24, 2010, stating its agreement with such statements.  Such letter was filed as Exhibit 16.1 to our Form 8-K, filed on August 24, 2010 and is incorporated herein by reference.

During the year ended December 31, 2009 and through the date of the Board of Directors’ decision, the Company did not consult Mark Bailey & Company, Ltd. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

On February 11, 2011 Mark Bailey & Company (MB) verbally notified the Company that effective as of that date, the firm was resigning as its independent auditor.  Effective the same date, the Company appointed M&K CPAs, PLLC (M&K) as its new auditor and that decision to change the auditor was approved by the Company's Board of Directors on February 11, 2011.

At the time of resignation MB only reviewed the Form 10-Q for the period ended September 30, 2010.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2010, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company’s controls are not effective due to a lack of the segregation of duties.   The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  This material weakness was discovered in the first quarter of 2009 when Tree Top was informed by the SEC that its acquisition of Ludicrous, Inc. on October 19, 2007 should have been accounted for as a “reverse merger”, rather than an acquisition. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

 The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL – INTEGRATED FRAMEWORK.  Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2010 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective.  The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals.  The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.   The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2010 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of that our reports will be accurate. Our Chief Executive Officer and Principal Accounting Officer concludes that our disclosure controls and procedures were not effective at that reasonable assurance level, as of the end of the period covered by this Form 10-K due to the lack of sufficient segregation of duties and the lack of appropriate personnel.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.   Our future reports shall also indicate that our disclosure controls and procedures are designed for this reason and shall indicate the related conclusion by the Chief Executive Officer and Principal Accounting Officer as to their effectiveness.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2010, the Board of Directors consisted of five Directors. The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” as defined by SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

During the fiscal year ended December 31, 2010, the Board of Directors held a total of 12 meetings.   Mr. Reichman, Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he or she served.   Mr. Hantman did not attend 75% of the meetings.

The Board of Directors is currently comprised as follows:

David Reichman is the Chairman of the Board and Chief Executive Officer, and has been an executive officer for more than five years.  Previously, for more than 27 years, Mr. Reichman maintained a Business Management and Tax Law consulting group.  He is an enrolled agent and licensed by the US Treasury/Internal Revenue Service.  In addition to his Tax Law Consulting practice, Mr. Reichman was Co -General Partner and Tax Matters Partner in Harrison Re-cycling Associates, a company that maintained and operated the first recycling equipment for non-biodegradable Styrofoam and Styrene plastic in North America.  Prior to that, from early 1970 to late April 1975, Mr. Reichman was employed by The American Express Company, where he held several positions, including Manager, Budget and Cost.  During his tenure at American Express, Mr. Reichman created and developed, together with Control Data Corporation, the Flexible Budgeting for Management Control of International Operations Program, as well as the use of Time-Share computer equipment.   Mr. Reichman’s education includes an MBA from Northeastern University through the Harvard Case Study Program, as well as specialized education in financial and scientific theory from The Wharton School of University of Pennsylvania and IBM Systems Scientific Institute.

Kathy M. Griffin, President of the Company is also a member of the Board of Directors.  Mrs. Griffin has been with the Company for two years, and has over thirty years of significant professional experience, on the domestic and international scene.  Mrs. Griffin has significant experience in marketing, sales, new business development and general business management, both in the United States and internationally.  Mrs. Griffin started her career at Superior Brands, where, from December, 1977 to December, 1990, she held several positions, including International Marketing Manager.  She was responsible for the successful start up and implementation of the first international joint venture for Superior Brands, Inc.   In addition, Mrs. Griffin managed Koning USA, Inc., a consumer products marketing company from 1993 to 2004, and, from January, 2006 to February 2009, was employed as an executive in the New Business Development Group, by Shuster Laboratories, Inc., a division of Specialized Technology Resources, Inc., a global provider of supply chain services, corporate social responsibility, and consulting services.   Mrs. Griffin’s education includes a Bachelor’s degree from Boston College University, as well as advanced study in International Relations through the University of Massachusetts John McCormack Institute for Public Policy and the American Marketing Association.

Frank Benintendo, Secretary, 64, has been a Director and Secretary of TTI since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of Internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer.  Mr. Benintendo’s skills and background were attractive to TTI since the Company has no creative staff.  Mr. Benintendo has designed the current TTI logo, designed and updated all stationary, presentation material and marketing tools and has worked several versions of the TTI website, including the current iteration.

Don Gilbert, Treasurer, 75, has been a Director of TTI since November 2006 and a member of the Audit Committee since November 1, 2007. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents.   Having worked in the corporate world with executives across the country, Mr. Gilbert has accumulated business connections that may be helpful to Tree Top.

Robert Hantman, Director, 61, has been a Director for two years. Mr. Hantman is the principal and founder of Hantman & Associates, which specializes in entertainment, litigation, intellectual property and business law.   He maintains offices in New York, NY and Miami, FL.  Through his practice representing national and international companies, Mr. Hantman has a working knowledge of international law which may aid Tree Top in several business opportunities.  Mr. Hantman graduated from the University Of Miami Law School in 1975, and is a member of the bars in the states of New York, New Jersey, Florida and Pennsylvania.

The executive officers of TTI are as follows:

Name	Age	Position
David I. Reichman	66	Chief Executive Officer
Kathy M. Griffin	56	President

Committees of the Board of Directors

The Board of Directors currently has four standing committees: the Audit Committee, the Compensation Committee, Outside Advisory Committee, and the Science & Technology Committee.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject  to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction,  permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

 Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and the OTCQB initial reports of ownership and reports of changes in ownership of shares of common stock of TTI. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Prior to the date of this filing, each of our Directors failed to file Form 3s and/or Form 4s in a timely manner.  However, this was corrected on July 19, 2010, by the filing of all of the required Form 3s and Form 4s by each of the Directors.

Robert Hantman should have filed a Form 3 on February 19, 2009, disclosing his receipt of 2,100,000 shares of common stock of TTI.  Frank Benintendo and Donald Gilbert should have filed Form 4s on February 19, 2009, disclosing their respective receipt of 1,000,000 shares of common stock of TTI.  David Reichman should have filed a Form 4 on February 19, 2009, disclosing his receipt of 3,900,000 shares of common stock of TTI.  Kathy Griffin should have filed a Form 3 on June 8, 2009, disclosing her receipt of 2,400,000 shares of common stock of TTI.  David Reichman should have filed a Form 4 on December 30, 2009, disclosing his receipt of 46,000,000 shares of common stock of TTI.  Kathy Griffin should have filed a Form 4 on May 6, 2010, disclosing her receipt of 7,500,000 shares of common stock of TTI.  On May 25, 2010:, Frank Benintendo should have filed a Form 4 disclosing receipt of 5,166,665 options; Donald Gilbert should have filed a Form 4 disclosing receipt of 5,166,665 options; Kathy Griffin should have filed a Form 4 disclosing receipt of 9,500,000 options; Robert Hantman should have filed a Form 4 disclosing receipt of 4,916,665 options and David Reichman should have filed a Form 4 disclosing receipt of 26,366,675 options.

Prior to the date of this filing, David Reichman failed to file a Form 4 in a timely manner.   However, this was corrected on April 8th, 2011, by the filing the required Form 4.

David Reichman should have filed a Form 4 on December 29th, 2010 disclosing his receipt of 51,000,000 shares of common stock.

Board Vacancies

 In the event of a vacancy on the Board of Directors, the Board will seek to identify and evaluate director candidates. Such evaluation involves (i) soliciting recommendations, (ii) meetings and background material relating to potential candidates and (iii) interviews of selected potential candidates by members of the Board of Directors.

In considering whether to recommend any particular candidate for inclusion in the Board of Directors’ slate of recommended director nominees, the Board reviews each potential candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, absence of conflicts of interest and the ability to act in the interest of all stockholders. We believe that the backgrounds and qualifications of our Directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will best allow the Board of Directors to fulfill its responsibilities.

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

Audit Committee

Our Audit Committee was established in accordance with section 3(a) (58) (A) of the Exchange Act. It is chaired by Donald Gilbert, a former US Treasury/IRS executive. Our Audit Committee does not have charter.  Our Audit Committee has reviewed and discussed the audited financial statements with management, and has discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380),1 and as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

The Audit Committee has received the written disclosures and the letter from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant's communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant's independence; and

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in TTI's annual report on Form 10-K.

ITEM 11. Executive Compensation

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and others officers during 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonuses	Stock Awards ($000’s)(1)	Option Awards ($000’s)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000)	Total ($)

David Reichman,	2010	500,000	250,000	8,168	$2,600	—	—	—	11,518,000
CEO	2009	500,000	—	35,620	5,200				41,320,000

Chris Cecil,	2010	—		—	—	—	—	—	—
CEO of NetThruster	2009	60,000		3,000	1,768				4,828,000

Kathy Griffin,	2010	166,875	127,500	2,683	1,300				4,277,375
President	2009	127,500	—	1,248	1,040	—	—	—	2,415,500

(1)	Stock issuances have been made to both Mr. Reichman and Mrs. Griffin as compensation for their continued work and support of Tree Top, often without salary.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2010.  Mr. Reichman’s salary remained at $500,000 for 2010. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors    Due to Mr. Reichman’s willingness to forego his salary payment while the Company attempts to raise capital, the Board of Directors decided to issue 10,000,000 and 50,000,000 shares of Tree Top common stock to Mr. Reichman on April 24th, and December 29th, 2010 respectively.

The Board also determined the compensation for Mrs. Griffin, President, based on her undeterred commitment to Tree Top.  Her salary was increased from $127,500 in 2009 to $180,000 in 2010.  Due to the fact that Mrs. Griffin  was willing to forego her salary for the months of March and April, 2010, and her salary increase during 2010, the Board of Directors issued 5,000,0000 and 5,000,000 shares of common stock to Mrs. Griffin on April 24th and December 29th, 2010 respectively. Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position.

During the last fiscal year, both Mr. Reichman and Mrs. Griffin also received 10,000,000 and 5,000,000 options respectively for Tree Top common stock, exercisable through 2020 for their performance in fiscal year 2010.

Employment Agreements

Mr. Reichman’s employment agreement provides for:

•	a twenty-four months term through December 31, 2011 at an annual base salary of $500,000;

•	at least one annual salary review by the Board of Directors;

•	participation in any discretionary bonus plan established for senior executives;

•	retirement and medical plans, customary fringe benefits, vacation and sick leave

Mrs. Griffin’s employment agreement provides for:

•	a thirty-six month term through March 31, 2012 at an annual base salary of $180,000;

•	at least one annual salary review by the Chief Executive Officer;

•	participation in any discretionary bonus plan established for senior executives;

•	retirement and medical plans, customary fringe benefits, vacation and sick leave

Director Compensation

The members of the Board of Directors are compensated by grants of stock and options, in lieu of cash payments. The Directors were compensated with 3,500,000 shares of Tree Top common stock each and 2,500,000 options each.

Director Summary Compensation Table

2010
Name and Principal Position	Year		Bonus ($)	Stock Awards ($000’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($000’s)
David Reichman, Chairman/Director	2010	—	—	8,168	2,600	—	—	—	10,768
Frank Benintendo, Treasurer/Director	2010	—	—	918	500	—	—	—	1,418
Don Gilbert, Secretary/Director	2010	—	—	918	500	—	—	—	1,418
Kathy Griffin, Director	2010	—	—	2,683	1,300	—	—	—	3,983
Robert Hantman, Director	2010	—	—	918	500	—	—	—	1,418

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
David I. Reichman	26,366,675	N/A	N/A	$.20	5-25-20
Kathy M. Griffin	9,500,000	N/A	N/A	$.20	5-25-20
Donald H. Gilbert	5,166,665	N/A	N/A	$.20	5-25-20
Frank Benintendo	5,166,665	N/A	N/A	$.20	5-25-20
Robert Hantman	4,916,665	N/A	N/A	$.20	5-25-20

Pursuant to a Board of Directors Meeting held May 25, 2010, all stock options granted since 2007, were cancelled, repriced at $.20, and subsequently granted again.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	David Reichman	116,556,955	Direct	42.98%

Common Stock	Frank Benintendo	4,590,000	Direct	1.69%

Common Stock	Don Gilbert	4,570,000	Direct	1.68%

Common Stock	Kathy Griffin	15,900,000	Direct	5.86%

Common Stock	Robert Hantman	5,600,000	Direct	2.06%

(1)	In care of Tree Top Industries , Inc. 511 Sixth Ave., Suite 800, New York, NY 10011

(2)	Calculated from the total of outstanding shares of common stock as of March 31, 2011 (276,599,789).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Mr. Reichman is the principle shareholder in the Company, and has been since 2002.  He also operates as the CEO of the company and Chairman of the Board.  If not for the continued monetary support of Mr. Reichman, the Company would not have been able to meet its obligations for the last eight years.  Mrs. Griffin is the second principle shareholder and is President of the Company.  She has operated as President since May 28, 2009.

The aggregate amount of the loans outstanding and due to Mr. Reichman and Mrs. Griffin, is $2,409,012 as of December 31, 2010.  They are non-interest bearing, due on demand loans.

The Company’s Code of Conduct provides that when any potential conflict exists, it must be properly disclosed and an appropriate determination made by the Company. The Chairman and CEO is ultimately responsible for the determination. The Company’s policies and procedures were followed in connection with all of the above.

Director Independence

The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” directors, as that term is defined under the FINRA listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC served as the Company’s independent registered public accounting firm for the year ended December 31, 2010.  Chisholm, Bierwolf, Nilson and Morrill, LLC served as the Company’s independent registered public accounting firm for the year ended December 31, 2009, however due to the loss of their registration, M&K CPAS, PLLC re-audited the 2009 year end as contained in this 10K  CBNM resigned as our independent registered public accounting firm on August 24, 2010.

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2010 were as follows:

Audit Fees	$35,750
Audit Related Fees	-
All Other Fees	-
Total Fees	$35,750

Fees for professional services rendered to the Company during the fiscal years ended December 31, 2009 were as follows:

Audit Fees	$28,750
Audit Related Fees	-
All Other Fees	-
Total Fees	$28,750

Audit Fees: The audit fees for the fiscal years ended December 31, 2010 and 2009 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: There were no audit-related fees during the fiscal years ended December 31, 2009 and December 31, 2010.
Tax Fees: No fees were billed to the Company by Chisholm, Beirwolf, Nilson and Morrill LLC during the fiscal years ended December 31, 2009 for professional services rendered in connection with tax compliance, tax advice, and tax planning.

All Other Fees: There were no fees billed in the fiscal years ended December 31, 2009 and 2010 for products and services provided by the independent auditors, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Our Board of Directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal year ended December 31, 2010. Our Board of Directors also appointed and authorized David Reichman to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board. The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of M&K CPAs, PLLC, Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2010 and 2009 (audited)

•	Statement of Operations for the years ended December 31, 2010 and 2009 (audited)

•	Statement of Stockholders’ Deficit(audited)

•	Statements of Cash Flows for the years ended December 31, 2010 and 2009 (audited)

•	Notes to Financial Statements (audited)

2. Financial Statement Schedules

None

3. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between Tree Top Industries, Inc. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Tree Top Industries, Inc. and GeoGreen Biofuels, Inc.(5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Tree Top Industries, Inc. and Asia Pacific Capital Corporation(6)

10.5	Distribution Agreement, by and between Tree Top Industries, Inc. and NetThruster, Inc., dated February 9, 2011(7)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10–Q and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10–K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8–K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10–Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREE TOP INDUSTRIES, INC.

Dated: April 15, 2011	By:	\s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	\s\ David Reichman	Dated: April 15, 2011
David Reichman, Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

By:	\s\ Kathy M. Griffin	Dated: April 15, 2011
Kathy M. Griffin, Director and President

By:	\s\ Donald Gilbert	Dated: April 15, 2011
Donald Gilbert, Director & Treasurer