Form 10-Q
period 2011-03-31
TREE TOP INDUSTRIES, INC.
filed 2011-05-16
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2011
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

As of May 16, 2011, the number of shares outstanding of the registrant’s class of common stock was 273,099,789.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE TOP INDUSTRIES, INC.
 (A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$29,172	$2,674

Total Current Assets	29,172	2,674

PROPERTY AND EQUIPMENT (NET)	64,090	72,280

TOTAL ASSETS	$93,262	$74,954

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	687,968	672,457
Accrued interest	108,203	99,463
Due to officers and directors	2,609,626	2,409,012
Convertible note payable (Net of discounts)	12,917	-
Notes payable	597,860	597,860

Total Current Liabilities	4,016,574	3,778,792

Total Liabilities	4,016,574	3,778,792

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share, 350,000,000 shares authorized; 273,099,789 and 271,199,100 shares issued and outstanding, respectively	273,100	271,199
Additional paid-in-capital	139,172,816	138,984,050
Unearned ESOP shares	(1,100,000)	(1,100,000)
Accumulated deficit	(142,269,228)	(141,859,087)

Total Stockholders' Deficit	(3,923,312)	(3,703,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$93,262	$74,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

			From Inception
			on August 1,
	For the Three Months		2007 through
	Ended March 31,		March 31,
	2011	2010	2011
	(restated)
REVENUES	$-	$-	2,967

COST OF SALES	-	-	-

GROSS PROFIT (LOSS)	-	-	2,967

OPERATING EXPENSES

General and administrative	97,998	265,270	5,408,463
Impairment of assets	-	-	2,275,000
Compensation and professional fees	276,129	513,739	134,374,756
Depreciation	8,191	8,088	102,306

Total Operating Expenses	382,318	787,097	142,160,525

LOSS FROM OPERATIONS	(382,318)	(787,097)	(142,157,558)

OTHER INCOME (EXPENSE)

Loss on disposal of assets	-	-	(2,915)
Interest income	-	-	9
Interest expense	(27,823)	(8,322)	(108,764)

Total Other Income (Expense)	(27,823)	(8,322)	(111,670)

NET LOSS BEFORE INCOME TAXES	(410,141)	(795,419)	(142,269,228)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(410,141)	$(795,419)	$(142,269,228)

LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	272,088,346	127,727,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,			From Inception on August 1, 2007 through March 31,
	2011		2010	2011
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(410,141)	$(795,419)	$(142,269,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense		-	179,000	192,000
Depreciation and amortization		8,191	8,088	102,306
Stock options granted for services rendered		-	-	44,870,540
Impairment of intangible assets		-	-	2,275,000
Common stock issued for services rendered		112,307	483,597	89,396,495
Imputed interest on loan		3,360	-	15,807
Interest expense from BCF		12,917	-	12,917
Loss on diposal of fixed assets		-	-	2,915
Change in operating assets and liabilities, net of acquisition:
(increase) decrease in prepaid expenses		-	(153,111)	-
Increase (decrease) in accounts payable and accrued expenses		182,649	169,672	2,377,488

Net Cash Used in Operating Activities		(90,717)	(108,173)	(3,023,760)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable		-	(179,000)	(192,000)
Cash received in acquisition		-	-	44,303
Purchases of property and equipment		-	-	(169,310)

Net Cash Used in Investing Activities		-	(179,000)	(317,007)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders		-	-	50,375
Cash received from issuance of common stock		-	-	1,662,700
Cash received from notes payable		75,000	192,000	559,860
Cash paid to related party loans		(27,673)	(109,880)	(308,413)
Cash received from related party loans		69,888	122,098	1,405,417

Net Cash Provided by Financing Activities		117,215	204,218	3,369,939

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		26,498	(82,955)	29,172

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		2,674	104,891	-

CASH AND CASH EQUIVALENTS, END OF PERIOD		$29,172	$21,936	$29,172

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest		$-	$-	$-
Cash paid for income taxes		$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of sub		$-	$-	$2,275,000
Common stock issued to ESOP	$		$1,100,000	$1,100,000
Discount on convertible debt due to
beneficial conversion feature		$75,000	$-	$75,000
Share cancellation		$99	$-	$99

The accompanying notes are an integral part of these condensed consolidated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

Beneficial Conversion Feature of Debentures and Convertible Notes Payable
In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt.  Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and related accruing interest, and is recorded as a discount to the related debt and an addition to additional paid in capital.  The discount is amortized over the remaining outstanding period of related debt using the interest method.

Recent Accounting Pronouncements
No accounting pronouncements were issued during the first quarter 2011 that would have a material effect on the accounting policies of the Company when adopted.

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted ASC 820, Fair Value Measurements. ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2011 and December 31, 2010.

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of March 31, 2011 of $2,609,626 consisted of advances, payables and accrued wages to David Reichman, the Company’s Chief Executive Officer of $2,372,869 and accrued wages to Kathy Griffin, the Company’s President of $236,757. As of December 31, 2010, the related party balance was $2,409,012. During the three month period ended March 31, 2011, Mr. Reichman advanced the company $69,888 and was repaid $27,673. The amounts due to the officers are due on demand, have no formal agreements and accrue no interest.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, which are unsecured, with original due dates between August 2000 and December 2009. Four notes with maturity dates that have passed are currently in default with the remaining two notes due on demand and thus all notes are classified as current liabilities. At March 31, 2011 and December 31, 2010, notes payable amounted to $597,860. Below is a table summarizing the notes owed by the Company.

		Interest Expense
Principal	Interest Rate	3/31/2011	12/31/2010	Maturity
$292,860	9.00%	$6,589	$26,358	6/27/2010
192,000	0%	3,360	12,446	On Demand
18,000	6.00%	270	1,080	9/1/2002
30,000	6.00%	450	1,800	9/12/2002
25,000	5.00%	313	1,250	8/31/2000
40,000	7.00%	700	2,800	7/10/2002
$597,860		$11,682	$45,734

(b)	CONVERTIBLE NOTES PAYABLE:

During the three months ended March 31, 2011, the Company engaged in four separate convertible note agreements with two individuals. Because the conversion feature was beneficial, a note discount using the intrinsic value was recorded as a contra liability, with the offsetting entry to paid in capital.  The note discount was equal to each respective note principal amount. The discount will be accreted over the life of the respective notes using the effective interest method. The accretion was recorded as interest expense in the amount of $12,917 for the three months ended March 31, 2011. The details of the new convertible notes payable are as follows:

March 3, 2011 – Convertible Note payable to an individual bears interest at 20%, convertible into Common stock at double the principal amount at the market rate on the date of maturity, due on June 3, 2011, unsecured	$25,000

March 3, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 3, 2011, unsecured, interest included in conversion	25,000

March 28, 2011 – Convertible Note payable to an individual, bears interest at 15%, convertible into Common stock at double the principal amount at the market rate on the date of maturity, due on June 28, 2011, unsecured	12,500

March 28, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 28, 2011, unsecured, interest included in conversion	12,500

Total Convertible Notes issued during the first quarter ended March 31, 2011	$75,000

Discount on Convertible Debt	(62,083)

Net Convertible Notes Payable	12,917

At March 31, 2011 and December 31, 2010, accrued interest on the notes and convertible notes was $108,203 and $99,463, respectively. Interest expense on the notes amounted to $27,823 and $8,322 for the three months ended March 31, 2011 and 2010. Imputed interest on the non interest bearing convertible notes was immaterial.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

On February 18, 2011, the Board of Directors authorized the issuance of 2,000,000 shares of common stock to a Tree Top investor and shareholder for the continued use of his apartment in New York City by the president.  The current business climate, as well as management’s continued effort and focus on finding additional sources of capital, potential acquisitions, and investment partners, made it essential that the president spend a significant amount of her time in New York. The issuance was valued at $48,200, the market price at the date of authorization.

During the quarter ended March 31, 2011, the Company changed transfer agents. During this conversion, the Company cancelled 99,311 shares.

During the three months ended March 31, 2011, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360, with an increase in paid in capital.

The recording of the beneficial conversion features on the convertible notes discussed previously required an increase in paid in capital in the amount of $75,000.

 A summary of the status of options outstanding as of March 31, 2011, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$0.20	61,500,000	3.74	$0.20	61,500,000	$0.20

During the three months ended March 31, 2011, the Company did not issue any stock options or warrants.

NOTE 7 – AGREEMENTS

On January 28, 2011, the Board of Directors of the Company adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster”), in a spin-off to the Company’s shareholders on a pro rata basis (the “Spin-Off”).  Thereafter, NetThruster would be owned by the Company’s shareholders. David Reichman, the CEO of the Company was named Chairman of the Board, CEO and CFO of NetThruster.  Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin.

 On February 9, 2011, the Company entered into a distribution agreement with NetThruster (the “Distribution Agreement”).  The Spin-Off is governed by the Distribution Agreement. The Spin-Off was disclosed in a Form 8–K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity.

The Company owns all of the 274,699,100 issued and outstanding shares of common stock of NetThruster.  NetThruster currently has no shares of preferred stock issued or outstanding.  Pursuant to the Distribution Agreement, the Company has agreed to distribute all of the common stock of NetThruster to the Company’s shareholders, such that each shareholder of record of Tree Top common stock on February 14, 2011 would receive one share of the common stock of NetThruster for every share of the Company’s common stock owned by such shareholder.  Each Tree Top shareholder must have proof of ownership of the Company’s common stock in order to be eligible to receive the distribution of the common stock of NetThruster in the Spin-Off.  Tree Top expected to make the distribution for the Spin-Off on or before March 10, 2011.  However, the Company, upon authorization and a resolution from the Board of Directors, postponed the Spin-Off until a date on or before June 1, 2011. As of, and for the periods ended December 31, 2010 and March 31, 2011, NetThruster had no material operations.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 8 – RESTATEMENT

The Company’s condensed consolidated statement of operations for the period ended March 31, 2010 have been restated to record stock based compensation based on the market price on the date of grant versus a weekly averaging method, and bad debt expense from uncollectable notes receivable.

	Original	Restated

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative expenses	98,719	265,270
Compensation and professional fees	299,871	513,739
Depreciation	8,088	8,088
Total Expenses	406,678	787,097

OPERATING LOSS	(406,678)	(787,097)

OTHER INCOME (EXPENSE)
Interest expense	-	(8,322)
Total Other Income (Expense)	(8,322)	(8,322)
NET LOSS	$(415,000)	$(795,419)

BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	127,727,433	127,727,433

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report, except as follows:

On April 18, 2011, the Company entered into a non-binding term agreement with Sky Music Corporation doo, Sky Solutions doo and Adriatic Region Distribution doo (collectively, “Sky”). Sky is a music equipment sales/rental and public event management and production company in Belgrade. Pursuant to such agreement, the Company and Sky have exchanged due diligence information and agreed that, subject to certain conditions to be included in definitive documentation, the Company shall acquire all of the outstanding equity of Sky in exchange for $2,500,000 worth of the Company’s common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

This Form 10-Q may contain "forward-looking statements," as that term is used in federal securities laws, about Tree Top Industries, Inc.'s financial condition, results of operations and business. These statements include, among others:

•
statements concerning the potential benefits that Tree Top Industries, Inc. ("TTI" , “Tree  Top”, “we”, “our”, “us”, the “Company”, “management”) may experience from its business activities and certain transactions it contemplates or has completed; and

•
statements of TTI's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," "opines," or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause TTI's actual results to be materially different from any future results expressed or implied by TTI in those statements. The most important facts that could prevent TTI from achieving its stated goals include, but are not limited to, the following:

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

Current Overview

Tree Top is a Nevada corporation that owns 100% of the issued and outstanding stock of BioEnergy Applied Technologies, Inc.   (“BAT”).   BAT is the originator of various proprietary, clean-tech, environmentally friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification.  BAT also maintains unique electrolytic technology that simplifies the production of bio fuels, specifically biodiesel and its byproducts.  The Company also owns NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”).

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top.  NetThruster, BAT, Universal Energy and Services Group, Inc. and Eye Care Centers International, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc.

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

 On January 28, 2011, the Board of Directors of TreeTop adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster in a spin-off to Tree Top’s shareholders on a pro rata basis (the “Spin-Off”).  Thereafter, NetThruster would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster.  Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin.  On February 9, 2011, Tree Top entered into a distribution agreement with NetThruster (the “Distribution Agreement”).  The Spin-Off is governed by the Distribution Agreement.  The Spin-Off was disclosed in a Form 8–K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of March 31, 2011 and for the three months then ended.

Results of Operations for the Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had no revenues in the three months ended March 31, 2011 and 2010. Our operating expenses decreased from $787,097 to $382,318 during these periods.  The decrease is primarily due to the decrease in general and administrative expenses and compensation and professional fees.    Our net loss was $410,141 in the three months ended March 31, 2011 as compared to a net loss of $795,419 in the same period of 2010.

Liquidity and Capital Resources

The Company's cash position was $29,172 at March 31, 2011 compared to $2,674 at December 31, 2010. As of March 31, 2011, the Company had current assets of $29,172 and current liabilities of $4,016,574 compared to $2,674 and $3,778,792 respectively as of December 31, 2010.  This resulted in a working capital deficit of $3,987,402 at March 31, 2011 and $3,776,118 at December 31, 2010.

Net cash used in operating activities amounted to $90,717 for the three month periods ended March 31, 2011, as compared to $108,173 of net cash used in operations for the three months period ended March 31, 2010.  Net cash used in operating activities decreased by approximately $17,000.

Net cash used in investing activities amounted to $0 and $179,000 for the three months ended March 31, 2011 and 2010, respectively. Advances totaling $179,000 were made to GeoGreen Biofuels, Inc pursuant to the loan agreement entered into during January of 2010.

Net cash provided by financing activities amounted to $117,215 and $204,218 for the three months ended March 31, 2011 and 2010, respectively. The decrease from 2010 to 2011 resulted primarily from the decrease in cash received from notes payable and related party loans.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue.  The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2010. In addition, the Company has limited working capital.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" may make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.     Controls and Procedures

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31, 2011 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  This material weakness was discovered in the first quarter of 2009 when the Company was informed by the SEC that its acquisition of Ludicrous. on October 19, 2007 should have been accounted for as a “reverse merger”, rather than an acquisition. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of common stock were issued during the three month ended March 31, 2011 without registration:

On February 18, 2011, the Board of Directors authorized the issuance of 2,000,000 shares of common stock to a Tree Top investor and shareholder for the continued use of his apartment in New York City by the president.  The current business climate, as well as management’s continued effort and focus on finding additional sources of capital, potential acquisitions, and investment partners, made it essential that the president spend a significant amount of her time in New York. The issuance was valued at $48,200, the market price at the date of authorization.

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

Item 5.  Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation1

3.2	By-Laws2

10.1	Distribution Agreement, dated February 9, 2011, by and between Tree Top Industries, Inc. and NetThruster, Inc.3

10.2	Term Agreement between Tree Top Industries, Inc. and Sky Music doo, Sky Solutions doo, and ARD doo

21.1	Subsidiaries of the Registrant

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10 –Q and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed February 9, 2011, as an exhibit to a Form 8 – K and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2011	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 16, 2011
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 16, 2011
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 16, 2011
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: May 16, 2011
Donald Gilbert, Director & Treasurer

By:	/s/ Robert Hantman	Dated: May 16, 2011
Robert Hantman, Director