Form 10-K/A
period 2010-12-31
TREE TOP INDUSTRIES, INC.
filed 2011-06-07
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

PART I

ITEM 1. BUSINESS

General

This 10-K/A has been amended to include an amended auditor opinion which makes no reference to the inception period. It also identifies the 2007 and 2008 period end balances on the statement of stockholders equity as “unaudited”.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tree Top Industries, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Tree Top Industries, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tree Top Industries, Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, Tree Top Industries, Inc. has suffered recurring losses from operations, has a working capital deficit and is dependent on financing to continue operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From Inception on August 1, 2007 through December 31, 2010

Balance, December 31, 2007 (Unaudited)	-	$-	72,327,791	$72,328	$5,074,680	$-	$(5,657,322)	(510,314)

Fractional shares	-	-	609	-	-	-	-	-

Exercise of stock options at $0.25 per share	-	-	1,100,000	1,100	723,900	-	-	725,000

Common stock cancelled	-	-	(24,600,000)	(24,600)	24,600	-	-	-

Stock options granted for services	-	-	-	-	1,993,000	-	-	1,993,000

Exchange of Ludicrous, Inc. stock options for Tree Top stock options	-	-	-	-	932,779	-	-	932,779

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,140,807)	(4,140,807)

Balance, December 31, 2008 (Unaudited)	-	-	48,828,400	48,828	8,748,959	-	(9,798,129)	(1,000,342)

Stock options granted for services	-	-	-	-	32,145,311	-	-	32,145,311

Common stock issued for services	-	-	74,850,000	74,850	68,807,150	-	-	68,882,000

Common stock issued for acquisition of subsidiary	-	-	3,500,000	3,500	2,271,500	-	-	2,275,000

Common stock issued for cash	-	-	315,700	316	110,184	-	-	110,500

Stock based compensation earned	-	-	-	-	241,983	-	-	241,983

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

TREE TOP INDUSTRIES, INC.

Dated: June 7, 2011	By:	\s\ David Reichman
David Reichman, Chairman of the Board,
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	\s\ David Reichman	Dated: June 7, 2011
David Reichman, Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

By:	\s\ Kathy M. Griffin	Dated: June 7, 2011
Kathy M. Griffin, Director and President

By:	\s\ Donald Gilbert	Dated: June 7, 2011
Donald Gilbert, Director & Treasurer