Form 10-Q
period 2011-06-30
TREE TOP INDUSTRIES, INC.
filed 2011-08-12
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2011
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

As of August 12, 2011, the number of shares outstanding of the registrant’s class of common stock was 275,199,100.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010, and From Inception of the Development Stage on August 1, 2007 through June 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and From Inception of the Development Stage on August 1, 2007 through June 30, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II OTHER INFORMATION		18

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

PART I.                      FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS

Cash and cash equivalents	$278	$2,674

Total Current Assets	278	2,674

PROPERTY AND EQUIPMENT (NET)	55,899	72,280

TOTAL ASSETS	$56,177	$74,954

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	697,711	672,457
Accrued interest	116,597	99,463
Due to officers and directors	2,818,238	2,409,012
Convertible note payable (Net of discounts of $14,236 and $0, respectively)	35,764	-
Notes payable	597,860	597,860

Total Current Liabilities	4,266,170	3,778,792

Total Liabilities	4,266,170	3,778,792

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share, 350,000,000 shares authorized; 275,199,100 and 271,199,100 shares issued and outstanding, respectively	275,199	271,199
Additional paid-in-capital	139,200,724	138,984,050
Stock payable (2,000,000 common shares)	26,800	-
Unearned ESOP shares	(1,100,000)	(1,100,000)
Deficit accumulated during the development stage	(142,612,716)	(141,859,087)

Total Stockholders' Deficit	(4,209,993)	(3,703,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$56,177	$74,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)

					From Inception
					on August 1,
	For the Three Months		For the Six Months		2007 through
	Ended June 30,		Ended June 30,		June 30,
	2011	2010	2011	2010	2011
		(restated)		(restated)

REVENUES	$-	-	$-	$-	2,967

COST OF SALES	-	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-	2,967

OPERATING EXPENSES

General and administrative	50,644	45,552	148,642	310,821	5,459,107
Impairment of assets	-	-	-	-	2,275,000
Compensation and professional fees	220,800	17,645,994	496,929	18,159,733	134,595,556
Depreciation	8,190	8,088	16,381	16,177	110,496

Total Operating Expenses	279,634	17,699,634	661,952	18,486,731	142,440,159

LOSS FROM OPERATIONS	(279,634)	(17,699,634)	(661,952)	(18,486,731)	(142,437,192)

OTHER INCOME (EXPENSE)

Loss on disposal of assets	-	-	-	-	(2,915)
Interest income	-	-	-	-	9
Interest expense	(63,854)	(8,322)	(91,677)	(16,644)	(172,618)

Total Other Income (Expense)	(63,854)	(8,322)	(91,677)	(16,644)	(175,524)

NET LOSS BEFORE INCOME TAXES	(343,488)	(17,707,956)	(753,629)	(18,503,375)	(142,612,716)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(343,488)	$(17,707,956)	$(753,629)	$(18,503,375)	$(142,612,716)

LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.12)	$(0.00)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	272,894,752	152,071,682	272,506,792	139,966,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

				From Inception
				on August 1,
	For the Six Months			2007 through
	Ended June 30,			June 30,
	2011		2010	2011
			(restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(753,629)	$(18,503,375)	$(142,612,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense		-	179,000	192,000
Depreciation and amortization		16,381	16,177	110,496
Shares owed for services		26,800	-	26,800
Stock options granted for services rendered		-	8,054,126	44,870,540
Impairment of intangible assets		-	-	2,275,000
Common stock issued for services rendered		112,307	9,896,655	89,396,495
Imputed interest on loan		6,720	-	19,167
Interest expense from BCF		60,764	-	60,764
Loss on diposal of fixed assets		-	-	2,915
Change in operating assets and liabilities, net of acquisition:
(increase) decrease in prepaid expenses		-	-	-
Increase (decrease) in accounts payable and accrued expenses		377,847	164,477	2,572,685

Net Cash Used in Operating Activities		(152,810)	(192,940)	(3,085,854)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable		-	(179,000)	(192,000)
Cash received in acquisition		-	-	44,303
Purchases of property and equipment		-	-	(169,310)

Net Cash Used in Investing Activities		-	(179,000)	(317,007)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders		-	-	50,375
Cash received from issuance of common stock		-	-	1,662,700
Cash received from notes payable		75,000	192,000	559,860
Cash paid to related party loans		(80,746)	(122,817)	(361,486)
Cash received from related party loans		156,160	199,396	1,491,690

Net Cash Provided by Financing Activities		150,414	268,579	3,403,139

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(2,396)	(103,361)	278

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		2,674	104,891	-

CASH AND CASH EQUIVALENTS, END OF PERIOD		$278	$1,530	$278

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest		$-	$-	$-
Cash paid for income taxes		$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of sub		$-	$-	$2,275,000
Common stock issued to ESOP	$		$1,100,000	$1,100,000
Discount on convertible debt due to beneficial conversion feature		$75,000	$-	$75,000
Share cancellation		$1,500	$-	$1,500
Conversion of debt and interest		$26,647	$-	$26,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Item 2 below. All significant inter-company balances and transactions have been eliminated.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the second quarter 2011 that would have a material effect on the accounting policies of the Company when adopted.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2011 and December 31, 2010.

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of June 30, 2011 of $2,818,238 consisted of advances, payables and accrued wages to David Reichman, the Company’s Chief Executive Officer of $2,536,481 and accrued wages to Kathy Griffin, the Company’s President of $281,757. As of December 31, 2010, the related party balance was $2,409,012, consisting of a balance due David Reichman of $2,205,654, and a balance due Kathy Griffin of $203,358. During the three month period ended June 30, 2011, Mr. Reichman advanced the company $89,078 and was repaid $53,073. During the six month period ended June 30, 2011, Mr Reichman advanced the company $158,966 and was repaid $80,746 The amounts due to the officers are due on demand, have no formal agreements, and accrue interest equal to that being charged individually on the debt. Interest accrued during the six months ended June 30, 2011 was $5,413, for credit cards used on the Company’s behalf.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, which are unsecured, with original due dates between August 2000 and December 2009. Five notes with maturity dates that have passed are currently in default with the remaining note due on demand and thus all notes are classified as current liabilities. At June 30, 2011 and December 31, 2010, notes payable amounted to $597,860. Below is a table summarizing the notes owed by the Company.

		Interest Expense
Principal	Interest Rate	6/30/2011	6/30/2010	Maturity
$292,860	9.00%	$13,178	$13,178	6/27/2010
192,000	0%	6,720	6,720	On Demand(1)
18,000	6.00%	540	540	9/1/2002
30,000	6.00%	900	900	9/12/2002
25,000	5.00%	626	626	8/31/2000
40,000	7.00%	1,400	1400	7/10/2002
$597,860		$23,364	$23,364

(1)	Imputed interest due to 0% interest rate

(b)	CONVERTIBLE NOTES PAYABLE:

During the three months ended March 31, 2011, the Company engaged in four separate convertible note agreements with two individuals. Because the conversion feature was beneficial, a note discount using the intrinsic value was recorded as a contra liability, with the offsetting entry to paid in capital.  The note discount was equal to each respective note principal amount. The discount will be accreted over the life of the respective notes using the effective interest method. The accretion was recorded as interest expense in the amount of $47,847 and $60,764 for the three and six months ended June 30, 2011, respectively. The details of the new convertible notes payable are as follows:

March 3, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 3, 2011, unsecured, interest included in conversion. Conversion shares limited to total available authorized shares.	25,000

March 28, 2011 – Convertible Note payable to an individual, bears interest at 15%, convertible into Common stock at double the principal amount at the market rate on the date of maturity, due on June 28, 2011, unsecured, in default, Conversion shares limited to total available authorized shares	12,500

March 28, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 28, 2011, unsecured, interest included in conversion Conversion shares limited to total available authorized shares	12,500

Total Convertible Notes at June 30, 2011	$50,000

Discount on Convertible Debt	(14,236)

Net Convertible Notes Payable at June 30, 2011	$35,764

At June 30, 2011 and December 31, 2010, accrued interest on the notes and convertible notes was $116,597 and $99,463, respectively. Interest expense on the notes, including amortization /accretion of the debt discount, amounted to $86,264 and $16,644 for the six months ended June 30, 2011 and 2010.

On June 6, 2011, a convertible note holder converted $25,000 in principal and $1,647 in accrued interest into 3,500,000 shares of common stock, The terms of the convertible note agreement required a conversion rate at double the market value of the shares at the   conversion date. The number of shares was determined using the stated market value of the shares on June 3, 2011, no additional expense was recorded.

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

On May 24, 2011, the Board of Directors authorized the issuance of 2,000,000 shares of common stock to a consultant for services to be performed in assisting the Company to raise capital. The stock was not issued as of June 30, 2011 and has been recorded as Stock payable in the equity section. The shares were valued at the market price on the date of execution, in the amount of $26,800.

On June 6, 2011, the Company accepted the return of 3,500,000 shares held in escrow, and re-issued them to a Note Holder as payment on a $25,000 note with accrued interest of $1,647. The number of shares issued were within the terms of the convertible note agreement therefore no gain or loss was recorded on the conversion.

During the six months ended March 31, 2011, the Company recorded imputed interest on a non-interest bearing note in the amount of $6,720, with an increase in paid in capital.

The recording of the beneficial conversion features on the convertible notes discussed previously required an increase in paid in capital in the amount of $75,000.

 A summary of the status of options outstanding as of June 30, 2011, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$0.20	61,500,000	3.49	$0.20	61,500,000	$0.20

During the six months ended June 30, 2011, the Company did not issue any stock options or warrants

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

The Company owns all of the 274,699,100 issued and outstanding shares of common stock of NetThruster.  NetThruster currently has no shares of preferred stock issued or outstanding.  Pursuant to the Distribution Agreement, the Company has agreed to distribute all of the common stock of NetThruster to the Company’s shareholders, such that each shareholder of record of Tree Top common stock on February 14, 2011 would receive one share of the common stock of NetThruster for every share of the Company’s common stock owned by such shareholder.  Each Tree Top shareholder must have proof of ownership of the Company’s common stock in order to be eligible to receive the distribution of the common stock of NetThruster in the Spin-Off.  Tree Top expected to make the distribution for the Spin-Off on or before March 10, 2011.  In a subsequent Board of Directors meeting held on June 30, 2011, the Board directed management to indefinitely postpone the spin-off of NetThruster until such time as management had the resources and time to effectively evaluate the pros and cons of the possible spin-off. As of, and for the periods ended December 31, 2010 and June 30, 2011, NetThruster had no material operations.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011 and 2010

NOTE 7 – AGREEMENTS (Continued)

On May 11, 2011, the Company entered an agreement with World Without Blindness, Inc. (WWB), wherein, the Company’s wholly owned subsidiary Eye Care Centers International, Inc. was granted the global rights, exclusive of the United States, to represent WWB to the public for 24 months.

On May 24, 2011, the company engaged Pin Financial, LLC, to act as an exclusive agent to the Company for four months, in connection with a private placement and capital raise. As of June 30, 2011, the Company owes Pin 2,000,000 shares of common stock related to this agreement, which is accrued for as a “Stock payable”.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report, except as follows:

The Board of Directors gave the authority to management to cancel all outstanding options and issue 72,940,000 shares to  some holders of the options and other consultants of the Company, by August 29, 2011.

NOTE 9 – RESTATEMENT

The Company’s condensed consolidated statement of operations for the period ended June 30, 2010 have been restated to record stock based compensation based on the market price on the date of grant verses a weekly averaging method, and bad debt expense from uncollectable notes receivable.

	Six Months Ended June 30, 2010
	As Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	154,897	155,924	310,821
Compensation and professional fees	22,897,097	(4,737,364)	18,159,733
Depreciation	16,177	-	16,177
Total Expenses	23,068,171	(4,581,440)	18,486,731

OPERATING LOSS	(23,068,171)	4,581,440	(18,486,731)

OTHER INCOME (EXPENSE)
Interest expense	(16,644)	-	(16,644)
Total Other Income (Expense)	(16,644)	-	(16,644)
NET LOSS	$(23,084,815)	$4,581,440	$(18,503,375)

BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share	$(0.16)	$.03	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	139,966,807	-	139,966,807

	Three Months Ended June 30, 2010
	As Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	67,653	(22,101)	45,552
Compensation and professional fees	22,597,226	(4,951,232)	17,645,994
Depreciation	8,089	(1)	8,088
Total Expenses	22,672,968	(4,973,334)	17,699,634

OPERATING LOSS	(22,672,968)	4,973,334	(17,699,634)

OTHER INCOME (EXPENSE)
Interest expense	(8,322)	-	(8,322)
Total Other Income (Expense)	(8,322)	-	(8,322)
NET LOSS	$(22,681,290)	$4,973,334	$(17,707,956)

BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share	$(0.15)	$.03	$(0.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	152,071,682	-	152,071,682

Balance Sheet –Restated
	June 30, 2010
	As Reported	Adjustments	As Restated

Assets
Cash	1,530	-	1,530
Employee advances	6,000	(6.000)	-
Loan advances	192,000	(192,000)	-
Total Current Assets	199,530	(198,000)	1,530
Property & Equipment (Net)	85,542	-	85,542
Total Assets	285,072	(198,000)	87,072

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	671,631	(8,177)	663,454
Accrued interest	82,819	-	82,819
Due to officers and directors	1,598,225	(11,894)	1,586,331
Notes payable	597,860	-	597,860
Total Current Liabilities	2,950,535	(20,071)	2,930,464
Total Liabilities	2,950,535	(20,071)	2,930,464
Common stock	161,879	-	161,879
Additional paid in capital	91,529,457	38,712,026	130,241,483
Accumulated Deficit	(94,356,799)	(38,889,955)	(133,246,754)
Total Stockholders’ Deficit	(2,665,463)	(177,929)	(2,843,392)
Total Liabilities and Stockholders’ Deficit	285,072	(198,000)	87,072

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

Current Overview

Tree Top Industries, Inc. (“TTI”, “Tree Top”, “we”, “our”, “us”, “the Company”, “management”) is a Nevada corporation, originally incorporated in 1980.  Tree Top has the following active wholly owned subsidiaries:

GoHealthMD, Inc. was formed to house global healthcare products and technologies, primarily geared towards the developing world.  GoHealthMD looks for prospective acquisition candidates in various emerging areas of scientific research, such as nanoscience, cancer research, and healthy lifestyle products in order to bring them into a public entity for the purpose of transparency and possible capital infusion.

NetThruster, Inc. was formed to provide high-definition content delivery network services to the media, music, video and software industries.  Tree Top is currently evaluating the value of spinning the NetThruster subsidiary out as its own private company.

BioEnergy Applied Technologies, (“BAT”) was formed to house and develop  various proprietary, clean-tech, environmentally friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification. BAT was also acquired to exploit its 15 key intellectual properties, which have been applied to the construction of systems and equipment designed to facilitate the destruction of pharmaceutical, medical, biological, chemical, red bag and other hazardous wastes, with clean reusable energy produced as a byproduct.  The system utilizes cold plasma technology to initiate a chemical reaction inside the warrant.  The chemical reaction causes enough heat to facilitate the waste destruction, resulting in a drastically reduced carbon footprint, as no incineration is needed.   The energy needed to start the process is the equivalent of only five light bulbs, resulting in a significantly lower cost of operation.  The warrant is relatively compact, can be retrofitted into existing structures or made mobile for smaller venues, and can be scaled up to meet the hazardous waste destruction needs of almost any user.   Tree Top plans a capital raise for BAT in early 2012.

Eye Care Centers International, Inc. was formed to support the further growth and development of WorldWithoutBlindness, (“WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world.  The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old.  The screening can accurately indicate predisposition for glaucoma and other eye diseases which can lead to blindness, as well as a host of other possible diseases, completely unrelated to eyesight.

Sky Entertainment, Inc. was formed to house the potential acquisition of Sky Corporation. Sky Corporation is headquartered in Belgrade, Serbia and is an event production and management company, a distributor of professional musical equipment across the Adriatic region and the largest retailer of musical instruments and equipment in Serbia.  Started as a local guitar shop and demo studio in 1995, Sky Corporation became a distributor for over 80 brands in the fields of music and light equipment.   Sky Solutions doo, a division of Sky Corporation, is one of the largest production companies in Eastern Europe. It provides high level production for concerts, corporate events, festivals, etc. Sky Solutions is a turnkey solution for all types of private and corporate events.  Adriatic Region Distribution doo, a division of Sky Corporation, is a regional distribution company for musical and sound/light equipment. It is the exclusive distributor in the region of ex-Yugoslavia and Albania for the top industry brands.  Sky Music doo is another division of Sky Corporation.  Sky Music’s main activity is selling professional audio and light equipment, as well as installing it in discothèques, clubs, public institutions, venues, and concert halls.  Sky Music has done more than five hundred audio & light installations all over Serbia.  This division also is in direct sales,  oriented to selling musical instruments, studio and broadcast equipment,  as well as testing and demonstrating instruments, and offering the service of consulting and equipment installation in radio and TV stations, studios, conference rooms and rooms for multimedia presentations.   Sky Corporation’s growth plan calls for double digit growth over the next three years and a planned expansion into the rest of Eastern Europe and eventually to Western Europe.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc. NetThruster, Inc., BioEnergy Applied Technologies, Inc., Universal Energy and Services Group, Inc. and International Eye Care Centers, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc

Effective October 19, 2007, TTI entered into an Agreement and Plan of Reorganization (the “Agreement”) with all of the stockholders of Ludicrous pursuant to which TTI agreed to acquire all of the issued and outstanding common stock of Ludicrous from the stockholders in consideration for the issuance of a total of 68,000,000 newly issued shares of TTI’s common stock, allocated among the stockholders of Ludicrous on a pro rata basis.  Accordingly, after the closing of the stock exchange on November 1, 2007 as contemplated by the Agreement, Ludicrous became a wholly owned subsidiary of TTI, and the prior shareholders of Ludicrous became the majority shareholders of TTI.  In the Agreement, the stockholders of Ludicrous agreed to confer upon a designee of TTI, voting power over their shares of TTI’s common stock acquired by them for a period equal to the lesser of (i) two years or (ii) the sale of the common stock by the stockholder in accordance with Rule 144 of the Securities Act of 1933.  However, the shares of the two (2) largest stockholders, James Black, and The Davis Family, who held an aggregate of over 80% of the issued and outstanding shares of common stock of Ludicrous, were each required to execute a two (2) year lock-up agreement. The business combination between TTI and Ludicrous closed on November 1, 2007, and David Reichman, the Chief Executive Officer of TTI, was designated by TTI to be the voting trustee for 68,000,000 outstanding shares of TTI currently owned by the prior stockholders of Ludicrous.  Subsequently, due to the departure of James Black and the non-development and deployment of the technology, approximately 72% or 49,000,000 shares were cancelled and or returned to the Company.

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

On January 28, 2011, the Board of Directors of Tree Top adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster”), in a spin-off to Tree Top’s shareholders on a pro rata basis (the “Spin-Off”).  Thereafter, NetThruster would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster.  Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin.  On February 9, 2011, Tree Top entered into a distribution agreement with NetThruster (the “Distribution Agreement”).  The Spin-Off is governed by the Distribution Agreement.  A copy of the Distribution Agreement is attached hereto as exhibit 10.5.  The Spin-Off was disclosed in a Form 8–K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity.

Tree Top owns all of the 274,699,100 issued and outstanding shares of common stock of NetThruster.  NetThruster currently has no shares of preferred stock issued or outstanding.  Pursuant to the Distribution Agreement, Tree Top has agreed to distribute all of the common stock of NetThruster to Tree Top’s shareholders, such that each shareholder of record of Tree Top common stock on February 14, 2011 (the “Distribution Record Date”) would receive one share of the common stock of NetThruster for every share of Tree Top’s common stock owned by such shareholder.  Each Tree Top shareholder must have proof of ownership of the Tree Top common stock in order to be eligible to receive the distribution of the common stock of NetThruster in the Spin-Off.  Tree Top expected to make the distribution for the Spin-Off on or before March 10, 2011.  However, Tree Top, upon authorization and a resolution from the Board of Directors, postponed the Spin-Off until a date on or before June 1, 2011.  In a subsequent Board of Directors meeting held on June 30, 2011, the Board directed management to indefinitely postpone the spin-off of NetThruster until such time as management had the resources and time to effectively evaluate the pros and cons of the possible spin-off.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of June 30, 2011 and for the six months then ended.

Results of Operations for the Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We had no revenues in the three months ended June 30, 2011 and 2010. Our operating expenses decreased from $17,699,634 to $279,634 during these periods.  The decrease is primarily due to the decrease in compensation and professional fees recorded from the market value of shares and options issued to officers and consultants to the Company.    Our net loss was $343,488 in the three months ended June 30, 2011 as compared to a net loss of $17,707,956 in the same period of 2010. The increase in interest expense of $55,532 for the three months ended June 30, 2011 as compared to June 30, 2010, was due to the accretion of the note discounts created by beneficial conversion features on convertible debt.

Results of Operations for the Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

We had no revenues in the six months ended June 30, 2011 and 2010. Our operating expenses decreased from $18,486,731 to $661,952 during these periods.  The decrease is primarily due to the decrease in compensation and professional fees recorded from the market value of shares and options issued to officers and consultants to the Company.  During 2010 general and administrative expenses were higher due to bad debt that was recorded on a note receivable of the Company.  Our net loss was $753,629 in the six months ended June 30, 2011 as compared to a net loss of $18,503,375 in the same period of 2010. Excluding non cash expenses our net loss would have been $455,361 and $381,176 in 2011 and 2010, respectively.

Liquidity and Capital Resources

The Company's cash position was $278 at June 30, 2011 compared to $2,674 at December 31, 2010. As of June 30, 2011, the Company had current assets of $278 and current liabilities of $4,266,170 compared to $2,674 and $3,778,792 respectively as of December 31, 2010.  This resulted in a working capital deficit of $4,265,892 at June 30, 2011 and $3,776,118 at December 31, 2010.

Net cash used in operating activities amounted to $152,810 for the six month period ended June 30, 2011, as compared to $192,940 of net cash used in operations for the six month period ended June 30, 2010.  Net cash used in operating activities decreased by approximately $40,130.

Net cash used in investing activities amounted to $0 and $179,000 for the six months ended June 30, 2011 and 2010, respectively. Advances totaling $179,000 were made to GeoGreen Biofuels, Inc pursuant to the loan agreement entered into during January of 2010.

Net cash provided by financing activities amounted to $150,414 and $268,579 for the six months ended June 30, 2011 and 2010, respectively. The decrease from 2010 to 2011 resulted primarily from the decrease in cash received from notes payable and related party loans.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2011 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  This material weakness was discovered in the first quarter of 2009 when the Company was informed by the SEC that its acquisition of Ludicrous. on October 19, 2007 should have been accounted for as a “reverse merger”, rather than an acquisition. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of common stock were issued during the six month ended June 30, 2011 without registration:

On February 18, 2011, the Board of Directors authorized the issuance of 2,000,000 shares of common stock to an individual for the use of his New York apartment for traveling officers to use when traveling there for business. The issuance was valued at the market price of the shares at the grant date and totaled $48,200.

On June 6, 2011, the Company accepted the return of 3,500,000 shares held in escrow, and re-issued them to a Note Holder as payment on a $25,000 note with accrued interest of $1,647. The number of shares issued were within the terms of the convertible note agreement therefore no gain or loss was recorded on the conversion.

Item 3.     Defaults Upon Senior Securities
.
The Company has the following note payable obligations in default:

Convertible note payable to Ballantoni, due June 28, 2011, convertible into double the value of shares, unpaid to date and in default	$12,500

Note payable to RA Beeso due June 27, 2010, with interest accrued at 9% per annum, unsecured , unpaid to date and in default	292,860

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Totals	$418,360

None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation(1)
3.2	By-Laws(2)
10.1	Distribution Agreement, dated February 9, 2011, by and between Tree Top Industries, Inc. and NetThruster, Inc.(3)
10.2	Term Agreement between Tree Top Industries, Inc. and Sky Music doo, Sky Solutions doo, and ARD doo
21.1	Subsidiaries of the Registrant
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Agreement between Tree Top Industries, Inc. and PIN Financial, LLC
99.2	Agreement between Tree Top Industries, Inc. and WorldWithoutBlindness

(1)	Filed November 13, 2009, as an exhibit to a Form 10 –Q and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed February 9, 2011, as an exhibit to a Form 8 – K and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2011	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 12, 2011
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 12, 2011
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 12, 2011
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: August 12, 2011
Donald Gilbert, Director & Treasurer

By:	/s/ Robert Hantman	Dated: August 12, 2011
Robert Hantman, Director