Form 10-Q
period 2011-09-30
TREE TOP INDUSTRIES, INC.
filed 2011-11-09
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2011
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

As of November 9, 2011, the number of shares outstanding of the registrant’s class of common stock was 346,139,100.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010, and From Inception of the Development Stage on August 1, 2007 through September 30, 2011	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and From Inception of the Development Stage on August 1, 2007 through September 30, 2011	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION		17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I.                      FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$-	$2,674

Total Current Assets	-	2,674

PROPERTY AND EQUIPMENT (NET)	47,709	72,280

TOTAL ASSETS	$47,709	$74,954

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdrafts	111	-
Accounts payable and accrued expenses	714,857	672,457
Accrued interest	125,388	99,463
Due to officers and directors	3,015,295	2,409,012
Convertible note payable (Net of discounts of $0 and $0, respectively)	50,000	-
Notes payable	597,860	597,860

Total Current Liabilities	4,503,511	3,778,792

Total Liabilities	4,503,511	3,778,792

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share, 350,000,000 shares authorized; 346,139,100 and 271,199,100 shares issued and outstanding, respectively	346,139	271,199
Additional paid-in-capital	139,345,845	138,984,050
Stock payable (2,000,000 and 0 common shares)	26,800	-
Unearned ESOP shares	(1,100,000)	(1,100,000)
Deficit accumulated during the development stage	(143,074,586)	(141,859,087)

Total Stockholders' Deficit	(4,455,802)	(3,703,838)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$47,709	$74,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					From Inception
					on August 1,
	For the Three Months		For the Nine Months		2007 through
	Ended September 30,		Ended September 30,		September 30,
	2011	2010	2011	2010	2011
		(restated)		(restated)

REVENUES	$-	-	$-	$-	2,967

COST OF SALES	-	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-	2,967

OPERATING EXPENSES

General and administrative	36,246	197,065	203,566	507,886	5,495,353
Impairment of assets	-	-	-	-	2,275,000
Compensation and professional fees	351,240	1,175,635	829,490	19,335,368	134,946,796
Depreciation	8,190	8,701	24,571	24,878	118,686

Total Operating Expenses	395,676	1,381,401	1,057,627	19,868,132	142,835,835

LOSS FROM OPERATIONS	(395,676)	(1,381,401)	(1,057,627)	(19,868,132)	(142,832,868)

OTHER INCOME (EXPENSE)

Loss on disposal of assets	-	-	-	-	(2,915)
Interest income	-	-	-	-	9
Interest expense	(66,194)	(8,322)	(157,872)	(24,966)	(238,812)

Total Other Income (Expense)	(66,194)	(8,322)	(157,872)	(24,966)	(241,718)

NET LOSS BEFORE INCOME TAXES	(461,870)	(1,389,723)	(1,215,499)	(19,893,098)	(143,074,586)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(461,870)	$(1,389,723)	$(1,215,499)	$(19,893,098)	$(143,074,586)

LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	310,287,702	164,053,013	285,320,414	148,083,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

				From Inception
				on August 1,
	For the Nine Months			2007 through
	Ended September 30,			September 30,
	2011		2010	2011
			(restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(1,215,499)	$(19,893,098)	$(143,074,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense		-	179,000	192,000
Depreciation and amortization		24,571	24,878	118,686
Shares owed for services		26,800	-	26,800
Stock options granted for services rendered		-	8,054,126	44,870,540
Impairment of intangible assets		-	-	2,275,000
Common stock issued for services rendered		287,508	9,896,655	89,571,696
Shares issued for finance charges		37,500	1,100,000	37,500
Imputed interest on loan		10,080	-	22,527
Interest expense from BCF		75,000	-	75,000
Loss on diposal of fixed assets		-	-	2,915
Change in operating assets and liabilities, net of acquisition:
Increase (decrease) in accounts payable and accrued expenses		576,202	368,616	2,771,040

Net Cash Used in Operating Activities		(177,838)	(269,823)	(3,110,882)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable		-	(179,000)	(192,000)
Cash received in acquisition		-	-	44,303
Purchases of property and equipment		-	-	(169,310)

Net Cash Used in Investing Activities		-	(179,000)	(317,007)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders		-	-	50,375
Cash received from issuance of common stock		-	-	1,662,700
Cash received from notes payable		75,000	192,000	559,860
Cash paid to related party loans		(111,443)	(143,574)	(392,183)
Cash received from related party loans		211,607	301,474	1,547,137

Net Cash Provided by Financing Activities		175,164	349,900	3,427,889

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(2,674)	(98,923)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		2,674	104,891	-

CASH AND CASH EQUIVALENTS, END OF PERIOD		$-	$5,968	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest		$-	$-	$-
Cash paid for income taxes		$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of sub		$-	$-	$2,275,000
Common stock issued to ESOP	$		$1,100,000	$1,100,000
Discount on convertible debt due to beneficial conversion feature		$75,000	$-	$75,000
Share cancellation		$1,500	$-	$1,500
Conversion of debt and interest		$26,647	$-	$26,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the third quarter 2011 that would have a material effect on the accounting policies of the Company when adopted.

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2011 and December 31, 2010.

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of September 30, 2011 of $3,015,295 consisted of advances, payables and accrued wages to David Reichman, the Company’s Chief Executive Officer of $2,688,538 and accrued wages to Kathy Griffin, the Company’s President of $326,757. As of December 31, 2010, the related party balance was $2,409,012, consisting of a balance due David Reichman of $2,205,654, and a balance due Kathy Griffin of $203,358. During the three month period ended September 30, 2011, Mr. Reichman advanced the company $55,447 and was repaid $30,697. During the nine month period ended September 30, 2011, Mr Reichman advanced the company $211,607 and was repaid $111,443. The amounts due to the officers are due on demand, have no formal agreements, and accrue interest equal to that being charged individually on the debt. Interest accrued during the nine months ended September 30, 2011 was $7,720, for credit cards used on the Company’s behalf.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, which are unsecured, with original due dates between August 2000 and December 2009. Five notes with maturity dates that have passed are currently in default with the remaining note due on demand and thus all notes are classified as current liabilities. At September 30, 2011 and December 31, 2010, notes payable amounted to $597,860. Below is a table summarizing the notes owed by the Company.

		Interest Expense
Principal	Interest Rate	9/30/2011	9/30/2010	Maturity
$292,860	9.00%	$19,768	$19,768	6/27/2010
192,000	0%	10,080	10,080	On Demand(1)
18,000	6.00%	810	810	9/1/2002
30,000	6.00%	1,350	1,350	9/12/2002
25,000	5.00%	939	939	8/31/2000
40,000	7.00%	2,100	2,100	7/10/2002
$597,860		$35,047	$35,047
(1)	Imputed interest due to 0% interest rate

(b)	CONVERTIBLE NOTES PAYABLE:

During the three months ended March 31, 2011, the Company engaged in four separate convertible note agreements with two individuals. Because the conversion feature was beneficial, a note discount using the intrinsic value was recorded as a contra liability, with the offsetting entry to paid in capital.  The note discount was equal to each respective note principal amount. The discount will be accreted over the life of the respective notes using the effective interest method. The accretion was recorded as interest expense in the amount of $14,236 and $75,000 for the three and nine months ended September 30, 2011, respectively. The details of the new convertible notes payable are as follows:

March 3, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 3, 2011, unsecured, interest included in conversion. Conversion shares limited to total available authorized shares, in default.
. 25,000

March 28, 2011 – Convertible Note payable to an individual, bears interest at 15%, convertible into Common stock at double the principal amount at the market rate on the date of maturity, due on June 28, 2011, unsecured, in default, Conversion shares limited to total available authorized shares	12,500

March 28, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 28, 2011, unsecured, interest included in conversion Conversion shares limited to total available authorized shares, in default.	12,500

Total Convertible Notes at September 30, 2011	$50,000

Discount on Convertible Debt	(0)

Net Convertible Notes Payable at September 30, 2011	$50,000

At September 30, 2011 and December 31, 2010, accrued interest on the notes and convertible notes was $125,388 and $99,463, respectively. Interest expense on the notes, including amortization /accretion of the debt discount, amounted to $111,005 and $31,686 for the nine months ended September 30, 2011 and 2010.

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
September 30, 2011 and 2010

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

During March 2011, the Company agreed to settle the outstanding balance due to the Crone Law group and recorded an additional vesting of the shares held by them,  that had been deferred, and recorded consulting expense of $64,107. This left a balance of unused and unearned shares of 1,500,000 shares for future issuance to cover additional fees. In April 2011, the 1,500,000 shares were cancelled and returned to the Company.

On May 24, 2011, the Board of Directors authorized the issuance of 2,000,000 shares of common stock to a consultant for services to be performed in assisting the Company to raise capital. The stock was not issued as of September 30, 2011 and has been recorded as Stock payable in the equity section. The shares were valued at the market price on the date of execution, in the amount of $26,800.

On June 6, 2011, the Company accepted the return of 3,500,000 shares held in escrow, and re-issued them to a Note Holder as payment on a $25,000 note with accrued interest of $1,647. The number of shares issued were within the terms of the convertible note agreement therefore no gain or loss was recorded on the conversion.

During the nine months ended September 30, 2011, the Company recorded imputed interest on a non-interest bearing note in the amount of $10,080, with an increase in paid in capital.

The recording of the beneficial conversion features on the convertible notes discussed previously required an increase in paid in capital in the amount of $75,000.

On August 16, 2011, the Board of Directors authorized the issuance of 57,940,000 shares of common stock to the officers, directors for the cancellation of all outstanding options, and 8,000,000 shares to consultants to the Company for services rendered. The Company recorded an expense of $115,201 in connection with the issuance of shares for options, which is the difference between the value of the options at the cancellation date and the value of the shares at the date of grant. The Company also recorded $60,000 in connection with the shares issued to the consultants. On this same day the board authorized the issuance of 5,000,000 common shares to Highest Star as financing compensation for the non-interest bearing demand note outstanding. This issuance was recorded as interest expense in the amount of $37,500, the market price on the date of grant.

A summary of the status of options outstanding as of September 30, 2011, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise prices	Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$0.00	0	0	$0.00	0	$0.00

During the nine months ended September 30, 2011, the Company did not issue any stock options or warrants.

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

The Company owns all of the 274,699,100 issued and outstanding shares of common stock of NetThruster.  NetThruster currently has no shares of preferred stock issued or outstanding.  Pursuant to the Distribution Agreement, the Company has agreed to distribute all of the common stock of NetThruster to the Company’s shareholders, such that each shareholder of record of Tree Top common stock on February 14, 2011 would receive one share of the common stock of NetThruster for every share of the Company’s common stock owned by such shareholder.  Each Tree Top shareholder must have proof of ownership of the Company’s common stock in order to be eligible to receive the distribution of the common stock of NetThruster in the Spin-Off.  Tree Top expected to make the distribution for the Spin-Off on or before March 10, 2011.  In a subsequent Board of Directors meeting held on June 30, 2011, the Board directed management to indefinitely postpone the spin-off of NetThruster until such time as management had the resources and time to effectively evaluate the pros and cons of the possible spin-off. As of, and for the periods ended December 31, 2010 and September 30, 2011, NetThruster had no material operations.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company
Notes to the Consolidated Financial Statements
September 30, 2011 and 2010

NOTE 7 – AGREEMENTS (Continued)

On May 11, 2011, the Company entered an agreement with World Without Blindness, Inc. (WWB), wherein, the Company’s wholly owned subsidiary Eye Care Centers International, Inc. was granted the global rights, exclusive of the United States, to represent WWB to the public for 24 months.

On May 24, 2011, the company engaged Pin Financial, LLC, to act as an exclusive agent to the Company for four months, in connection with a private placement and capital raise. As of September 30, 2011, the Company owes Pin 2,000,000 shares of common stock related to this agreement, which is accrued for as a “Stock payable”. On July 24, 2011 the agreement was extended for an additional sixty days.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report, except as follows:

On October 12, 2011, the Company signed a “Term Sheet Agreement” (the “Agreement”), between GoHealth, MD, Inc. (“GoHealth”) a wholly owned subsidiary of Tree Top Industries, Inc. (“TreeTop”) and Adesso Biosciences Limited, a Cayman Island corporation. Adesso Biosciences Limited is the majority owner of Adesso Diagnostics Ltd., (“Adesso”) and a 47.5% owner of  Adeda Therapeutics, Ltd. (“Adeda”),which companies are being acquired by GoHealth.  Upon closing and  approval of the Board of Directors of all entities involved, GoHealth will acquire 93% of the stock of Adesso and 47.5% of the stock of Adeda in exchange for GoHealth convertible preferred stock with two provisions, either of which is exercisable after 2 years and one day, converting into a majority of common stock of GoHealth or converting into Tree Top common shares. In addition, at closing Tree Top will issue 10% of its outstanding stock to the shareholders of Adesso and Adeda. The entire agreement was filed in an 8-K dated October 18, 2011.

NOTE 9 – RESTATEMENT

The Company’s condensed consolidated statement of operations for the period ended September 30, 2010 have been restated to record stock based compensation based on the market price on the date of grant verses a weekly averaging method,  a bad debt expense from uncollectable notes receivable, and a reclassification of an employee advance

	Nine Months Ended September 30, 2010
	As Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	329,480	178,406	507,886
Compensation and professional fees	24,089,414	(4,754,046)	19,335,368
Depreciation	24,878	-	24,878
Total Expenses	24,443,772	(4,575,640)	19,868,132

OPERATING LOSS	(24,443,772)	4,575,640	(19,868,132)

OTHER INCOME (EXPENSE)
Interest expense	(24,966)	-	(24,966)
Total Other Income (Expense)	(24,966)	-	(24,966)
NET LOSS	$(24,468,738)	$4,575,640	$(19,893,098)

BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share	$(0.17)	$.04	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	148,083,770	-	148,083,770

	Three Months Ended September 30, 2010
	As Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	174,583	22,482	197,065
Compensation and professional fees	1,192,317	(16,682)	1,175,635
Depreciation	8,701	-	8,701
Total Expenses	1,375,601	5,800	1,381,401

OPERATING LOSS	(1,375,601)	5,800	(1,381,401)

OTHER INCOME (EXPENSE)
Interest expense	(8,322)	-	(8,322)
Total Other Income (Expense)	(8,322)	-	(8,322)
NET LOSS	$(1,383,923)	$5,800	$(1,389,723)

BASIC AND DILUTED NET LOSS PER SHARE
Net loss per share	$(0.01)	$.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	164,053,013	-	164,053,013

Balance Sheet –Restated

	September 30, 2010
	As Reported	Adjustments	As Restated
Assets
Cash	5,968	-	5,968
Employee advances	6,000	(6.000)	-
Loan advances	192,000	(192,000)	-
Total Current Assets	203,968	(198,000)	5,968
Property & Equipment (Net)	80,035	-	80,035
Total Assets	284,003	(198,000)	86,003

Liabilities and Stockholders’ Deficit
Accounts payable and accrued expenses	684,216	8,247	692,463
Accrued interest	91,141	-	91,141
Due to officers and directors	1,860,172	(22,520)	1,837,652
Notes payable	597,860	-	597,860
Total Current Liabilities	3,233,389	(14,272)	3,219,117
Total Liabilities	3,233,389	(14,272)	3,219,117
Common stock	201,879	-	201,879
Additional paid in capital	93,689,457	38,712,026	132,401,483
Unearned ESOP Shares	(1,100,000)	-	(1,100,000)
Accumulated Deficit	(95,740,722)	(38,895,754)	(134,636,476)
Total Stockholders’ Deficit	(2,949,386)	(183,728)	(3,133,114)
Total Liabilities and Stockholders’ Deficit	284,003	(198,000)	86,003

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to our critical accounting policies as of September 30, 2011 and for the nine months then ended.

Results of Operations for the Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

We had no revenues in the three months ended September 30, 2011 and 2010. Our operating expenses decreased from $1,381,401 to $395,676 during these periods.  The decrease is primarily due to the decrease in compensation and professional fees recorded from the market value of shares and options issued to officers and consultants to the Company.    Our net loss was $461,870 in the three months ended September 30, 2011 as compared to a net loss of $1,389,723 in the same period of 2010. The increase in interest expense of $57,872 for the three months ended September 30, 2011 as compared to September 30, 2010, was due to the accretion of the note discounts created by beneficial conversion features on convertible debt, and the stock issued for interest on the Highest Star note.

Results of Operations for the Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

We had no revenues in the nine months ended September 30, 2011 and 2010. Our operating expenses decreased from $19,868,132 to $1,057,627 during these periods.  The decrease is primarily due to the decrease in compensation and professional fees recorded from the market value of shares and options issued to officers and consultants to the Company.  During 2010 general and administrative expenses were higher due to bad debt expense that was recorded on a note receivable of the Company.  Our net loss was $1,215,499 in the nine months ended September 30, 2011 as compared to a net loss of $19,893,098 in the same period of 2010. Excluding non cash expenses our net loss would have been $754,040 and $641,633 in 2011 and 2010, respectively.

Liquidity and Capital Resources

The Company's cash position was $0 at September 30, 2011 compared to $2,674 at December 31, 2010. As of September 30, 2011, the Company had current assets of $0 and current liabilities of $4,503,511 compared to $2,674 and $3,778,792 respectively as of December 31, 2010.  This resulted in a working capital deficit of $4,503,511 at September 30, 2011 and $3,776,118 at December 31, 2010.

Net cash used in operating activities amounted to $177,838 for the nine month period ended September 30, 2011, as compared to $269,823 of net cash used in operations for the nine month period ended September 30, 2010.  Net cash used in operating activities decreased by approximately $91,985.

Net cash used in investing activities amounted to $0 and $179,000 for the nine months ended September 30, 2011 and 2010, respectively. Advances totaling $179,000 were made to GeoGreen Biofuels, Inc pursuant to the loan agreement entered into during January of 2010.

Net cash provided by financing activities amounted to $175,164 and $349,900 for the nine months ended September 30, 2011 and 2010, respectively. The decrease from 2010 to 2011 resulted primarily from the decrease in cash received from notes payable and related party loans.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2011 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  This material weakness was discovered in the first quarter of 2009 when the Company was informed by the SEC that its acquisition of Ludicrous on October 19, 2007 should have been accounted for as a “reverse merger”, rather than an acquisition. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of common stock were issued during the nine month ended September 30, 2011 without registration:

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

On August 16, 2011, the Board of Directors authorized the issuance of 57,940,000 shares of common stock to the officers, directors for the cancellation of all outstanding options, and 8,000,000 shares to consultants of the Company for services rendered. The Company recorded an expense of $115,201 in connection with the issuance of shares for options, which is the difference between the value of the options at the cancellation date and the value of the shares at the date of grant. The Company also recorded $60,000 in connection with the shares issued to the consultants. On this same day the board authorized the issuance of 5,000,000 common shares to Highest Star as financing compensation for the non-interest bearing demand note outstanding. This issuance was recorded as interest expense in the amount of $37,500, the market price on the date of grant.

Item 3.     Defaults Upon Senior Securities

The Company has the following note payable obligations in default:

+Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 3, 2011, unsecured, interest included in conversion. Conversion shares limited to total available authorized shares, in default.	25,000

March 28, 2011 – Convertible Note payable to an individual, bears interest at 15%, convertible into Common stock at double the principal amount at the market rate on the date of maturity, due on June 28, 2011, unsecured, in default, Conversion shares limited to total available authorized shares	12,500

March 28, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 28, 2011, unsecured, interest included in conversion Conversion shares limited to total available authorized shares, in default.	12,500

Note payable to RA Beeso due June 27, 2010, with interest accrued at 9% per annum, unsecured , unpaid to date and In default	292,860

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default		18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default		30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default		25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default		40,000

Totals		$455,860

None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a)	Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation(1)
3.2	By-Laws(2)
10.1	Distribution Agreement, dated February 9, 2011, by and between Tree Top Industries, Inc. and NetThruster, Inc.(3)
10.2	Term Agreement between Tree Top Industries, Inc. and Sky Music doo, Sky Solutions doo, and ARD doo(4)
21.1	Subsidiaries of the Registrant
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
99.1	Agreement between Tree Top Industries, Inc. and PIN Financial, LLC(5)
99.2	Agreement between Tree Top Industries, Inc. and WorldWithoutBlindness(6)
99.3	Term sheet agreement between Tree Top Industries, Inc. and Adesso Diagnostics

(1)	Filed November 13, 2009, as an exhibit to a Form 10 –Q and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed February 9, 2011, as an exhibit to a Form 8 – K and incorporated herein by reference

(4)	Filed April 19, 2011, as an exhibit to a Form 8 – K and on August 12, 2011 in a Form 10-Q and incorporated herein by reference

(5)	Filed August 12, 2011, as an exhibit to a Form 10 – Q and incorporated herein by reference

(6)	Filed August 12, 2011, as an exhibit to a Form 10 – Q and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2011	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 7, 2011
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 7, 2011
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 7, 2011
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: November 7, 2011
Donald Gilbert, Director & Treasurer

By:	/s/ Robert Hantman	Dated: November 7, 2011
Robert Hantman, Director