Form 10-K
period 2011-12-31
TREE TOP INDUSTRIES, INC.
filed 2012-03-30
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-10210

TREE TOP INDUSTRIES, INC.

Nevada	83-0250943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

511 Sixth Avenue, Suite 800, New York,	10011
New York
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,746,082 as of March 26, 2012 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 421,716,111 shares outstanding of the registrant’s common stock as of March 26, 2012.

Table of Contents

PART I

Item 1.	Business	1

Item 2.	Properties	7

Item 3.	Legal Proceeding	7

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 8.	Financial Statements and Supplementary Data	12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	34

Item 9A.	Controls and Procedures	36

PART III

Item 10.	Directors and Executive Officers and Corporate Governance	38

Item 11.	Executive Compensation	42

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	45

Item 13.	Certain Relationships and Related Transactions, and Director Independence	45

Item 14.	Principal Accounting Fees and Services	45

PART IV

Item 15.	Exhibits, Financial Statements Schedules	46

	Signatures	48

	Certifications

PART I

ITEM 1. BUSINESS

General

Tree Top Industries, Inc. (“TTI”, “Tree Top”, “we”. “our”, “us”, “the Company”, “management”) is a Nevada corporation which has been operating under several different names since 1980.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (“BAT”), Universal Energy and Services Group, Inc. Sky Entertainment, Inc., Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc. and TTI Strategic Acquisitions and Equity Group, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc. Several of these subsidiaries have been formed by Tree Top in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

Effective August 12, 2009, Tree Top completed a stock exchange with BAT, BioEnergy Systems Management Inc., Wimase Limited and Energetic Systems Inc., LLC. whereby Tree Top acquired 100% of the issued and outstanding stock of BAT.   BAT is the originator of various proprietary, clean-tech, environmentally friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification.  BAT also maintains unique electrolytic technology that simplifies the production of bio fuels, specifically biodiesel and its byproducts.   Tree Top acquired all of the issued and outstanding shares of BAT.  Tree Top issued 3,500,000 shares of its common stock, par value $.001 per share, to the stockholders of BAT in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT by such stockholders.

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

Tree Top owns all of the issued and outstanding shares of common stock of NetThruster.  NetThruster currently had no shares of preferred stock issued or outstanding.  Pursuant to the Distribution Agreement, Tree Top had agreed to distribute all of the common stock of NetThruster to Tree Top’s shareholders, such that each shareholder of record of Tree Top common stock on February 14, 2011 (the “Distribution Record Date”) would receive one share of the common stock of NetThruster for every share of Tree Top’s common stock owned by such shareholder.  Each Tree Top shareholder must have proof of ownership of the Tree Top common stock in order to be eligible to receive the distribution of the common stock of NetThruster in the Spin-Off.  Tree Top expected to make the distribution for the Spin-Off on or before March 10, 2011. Subsequent to that date, Tree Top, upon authorization and a resolution from the Board of Directors, decided to postpone the spin-off indefinitely until management had more time and the information needed to effectively calculate the cost and possible result of such spin-off.

 On April 18, 2011, Tree Top signed a non-binding term sheet agreement with Sky Corporation, doo, a Belgrade, Serbia based event production and management company. Sky Corporation is a distributor of professional musical equipment across the Adriatic region, and is the largest retailer of musical instruments and equipment in Serbia. Sky Corporation is a distributor for over 80 brands in the fields of music and light equipment. Sky Solutions doo, a division of Sky Corporation, is one of the largest production companies in Eastern Europe. Adriatic Region Distribution doo, a division of Sky Corporation, is a regional distribution company for musical and sound/light equipment. Sky Music, doo is another division of Sky Corporation. Sky Music, doo’s main activity is selling professional audio and light equipment, as well as installing it in discothèques, clubs, public institutions, venues, and concert halls. Sky Corporation’s growth plan calls for double digit growth over the next three years and a planned expansion into the rest of Eastern Europe and eventually to Western Europe. The term agreement expired on July 18, 2011, but Tree Top and Sky Corporation signed an extension to the Letter of Intent on November 15, 2011.

On May 24, 2011, Tree Top signed an engagement letter with PIN Financial, LLC. PIN Financial was engaged by Tree Top to use their best efforts to successfully complete a private placement of the securities of Tree Top for the purposes of a bridge loan and a capital raise. On January 9, 2012, Tree Top disengaged with PIN Financial, for lack of performance on the part of PIN Financial. No payment was made by Tree Top to PIN Financial and the two parties mutually disengaged on the above mentioned date.

On May 25, 2011, Tree Top signed a licensing agreement with WorldWithoutBlindness (“WWB”) for the right to market and sell their patented eye screening equipment on a global basis outside the United States, for a period of two years. Eye Care Centers International, Inc. was formed to support the further growth and development of (“WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world. The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old. The screening can accurately indicate predisposition for glaucoma and other eye diseases which can lead to blindness, as well as a host of other possible diseases, completely unrelated to eyesight. Tree Top’s management, upon approval by the board of directors, made a trip to Canar, Ecuador, among other cities, to observe how how the test markets would be set up.

On October 12, 2011, Tree Top signed a binding term sheet agreement with Adesso Biosciences, Ltd. to acquire 93% of the outstanding stock of Adesso Diagnostics, LLC and 47.5% of the outstanding stock of Adeda Therapeutics, Ltd., both subsidiaries of Adesso Biosciences Ltd. Adesso Diagnostics is the holder of an exclusive license with Columbia University for two patents in the fields of molecular science and nanoscience. Adeda Therapeutics is involved in the development of a novel sinus medication system. Tree Top and Adesso Biosciences are presently engaged in the mutual due diligence phase of the acquisition, with an expected close during the second quarter of 2012.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a wholly owned subsidiary of Tree Top Industries, Inc. NetThruster, Inc., MLN, Inc. BioEnergy Applied Technologies, Inc., Universal Energy and Services Group, Inc. Sky Entertainment, Inc. , Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc. and TTI Strategic Acquisitions and Equity Group, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc.

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

Research and Development

Although Tree Top’s staff is limited, it continues to monitor new developments and any emerging technologies.

Intellectual Property

Tree Top’s success depends in part upon it’s ability to protect it’s core technology and other intellectual capital. To accomplish this, Tree Top relies on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations and contractual protections. With the acquisition of Adesso Biosciences, Tree Top will acquire two patents, associated intellectual properties, and other proprietary information in the field of molecular science.

With the acquisition of BAT, Tree Top acquired fifteen (15) intellectual properties pertaining to the construction of the mobile configuration and operation of the glyd-arc medical waste destruction unit, as well as an enhanced configuration and novel method for coal gasification.

As of December 31, 2011, Tree Top had received no patents in the United States and no patents in foreign jurisdictions.  Tree Top has no pending patent applications in the United States and no pending patent applications in foreign jurisdictions.  It had received no trademarks and had no pending trademark applications in the United States. It had no pending trademark applications in foreign countries and no non-U.S. trademark applications had been issued.

Tree Top generally controls access to and use of its software and other confidential information through (a) the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners, and (b) domestic and foreign copyright laws.

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

GoHealthMD Nano Pharmaceuticals, Inc.

Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of biologic products. All of our foreseeable product candidates are expected to be regulated.

In the U.S., the Food and Drug Administration (“FDA”) regulates drug products under the Federal Food, Drug and Cosmetic Act, and other laws within the Public Health Service Act. Failure to comply with applicable U.S. requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecutions. Before our biologic products are marketed they must be approved by the FDA. The steps required before a novel product is approved by the FDA include: (1) pre-clinical laboratory, animal, and formulation tests; (2) submission to the FDA of an Investigational New Drug Application (“IND”) for human clinical testing, which must become effective before human clinical trials may begin; (3) adequate and well-controlled clinical trials to establish the safety and effectiveness of the product for each indication for which approval is sought; (4) submission to the FDA of a New Drug Application (“NDA”); (5) satisfactory completion of a FDA inspection of the manufacturing facility or facilities at which the drug product is produced to assess compliance with Current Good Manufacturing Practice (“cGMP”); and FDA review and finally (6) approval of an NDA.

Other countries where we are considering developing and marketing our products have similar drug regulation regimes.

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

Because of the above situation, our continued inability to raise sufficient capital and our focus on the BAT technology, we ceased further development of the NetThruster technology.  Furthermore, on January 28, 2011, the Board of Directors of TreeTop adopted resolutions approving the disposition by the Company of all of the common stock of NetThruster in the Spin-Off.  However, Tree Top management, upon a resolution by the board of directors, decided to postpone the spin-off of NetThruster indefinitely.

GoHealthMD Nano Pharmaceuticals, Inc.

This subsidiary has been organized for the future acquisition of companies involved in the treatment of human disease through nanotechnology and molecular diagnostics. However, such acquisitions have not yet been completed. Therefore this subsidiary is currently inactive with no operations. However, other companies, such as Nanoshpere, Inc., are in the treatment of human disease through nanotechnology and the molecular diagnostics industry.

Employees

As of December 31, 2011, we employed two people on a full-time basis.   Both employees are in executive positions. We project that during the next 12 months, our workforce is likely to increase.  To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer qualified personnel to meet our requirements.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our potential future customers.

ITEM 2. PROPERTIES

Currently, TTI does not lease, rent or own any property, other than its office which acts only as a mail receipt center.

ITEM 3. LEGAL PROCEEDINGS

TTI is not involved in any legal proceedings at this time.

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

Year Ended December 31, 2010	High	Low
First Quarter ended March 31, 2010	$0.85	$0.52
Second Quarter ended June 30, 2010	$1.25	$.20
Third Quarter ended September 30, 2010	$.50	$.05
Fourth Quarter ended December 31, 2010	$.20	$.04

Year Ended December 31, 2011	High	Low
First Quarter ended March 31, 2011	$0.110	$0.015
Second Quarter ended June 30, 2011	$0.023	$0.010
Third Quarter ended September 30, 2011	$0.016	$0.007
Fourth Quarter ended December 31, 2011	$0.040	$0.012

As of March 31, 2012, there were approximately 824 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of March 31,2012, there were approximately 421,716,111 shares of TTI’s common stock outstanding on record.

Dividends

TTI has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for TTI’s common stock is VStock Transfer, LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY 11516., telephone 212-828-8436.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2011.

Sales of Our Unregistered Securities during 2011 Not Previously Disclosed

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

On August 16, 2011, the Board of Directors authorized the issuance of 57,940,000 shares of common stock to the officers, directors for the cancellation of all outstanding options, and 8,000,000 shares to consultants to the Company for services rendered. The Company recorded an expense of $115,201 in connection with the issuance of shares for options, which is the difference between the value of the options at the cancellation date and the value of the shares at the date of grant. The Company also recorded $60,000 in connection with the shares issued to the consultants. On this same day the board authorized the issuance of 5,000,000 common shares to Highest Star for the continued use of their office in Burbank California. This issuance was recorded as rent expense in the amount of $37,500, the market price on the date of grant.

On November 14, 2011, the Board of Directors approved the cancellation of the 5,000,000 shares held for issuance to various colleges and universities as approved in September 2010. The universities had no yet accepted the issuances and the Board opted to cancel the shares and return to treasury.

Also on November 14, 2011, the company authorized the issuance of 2,941,176 for cash of $25,000 pursuant to the Adesso agreement disclosed in this annual report.

On December 21, 2011, the company authorized the issuance of 1,200,000 shares to the transfer agent for services to be included in 2012. The share issuance was valued at $36,000, the market value on the day of grant, and has been deferred until the services have been performed in 2012.

On December 28, 2011, the Board authorized the issuance of 1,500,000 shares to a consultant, valued at $45,000, the market value on the day of grant.

On December 29, 2011, the Board authorized the issuance of 12,700,000 to various consultants of the Company for services performed or to be performed in 2012. The issuance was valued at $378,000, however $99,990 was deferred compensation to be recorded in 2012 when the services are performed.

On December 29, 2011, the Board authorized the issuance of 20,000,000 shares to the Company’s Employee Stock Option Trust account. The issuance was valued at $600,000, the fair market price listed on the day of issuance. Pursuant to the guidance in SOP 93-6, the value of the shares issued into the ESOP account is recorded as a contra equity account rather than an asset.

During the twelve months ended December 31, 2011, the Company recorded imputed interest on a non-interest bearing note in the amount of $13,440, with an increase in paid in capital.

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

RESULTS OF OPERATIONS

We realized revenues of $-0-during the year ended December 31, 2011. We presently do not have a steady source of revenue. Our operating expenses decreased from $27,053,670 in 2010 to $1,618,304 in 2011. The decrease was primarily the result of stock compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $592,644 to $413,226 or 30%. Compensation and professional fees decreased by $25,254,654, due to the decrease in the value of the stock compensation given to each.   Depreciation expense decreased from $34,056 to $32,762.

Our net loss decreased by $25,426,455 from $27,115,709 in 20110 to $1,689,254 in 2011. This translates to a $.16 decrease in loss per share from $(0.17) in 2010 to $(0.01) in 2011. Included in our net loss was $681,508 and $25,637,647 for the value of common stock and common stock purchase warrants and options which were issued in 2011 and 2010 respectively. Excluding these non cash expenses, our net loss would have been $1,020,236 and $1,478,063, respectively. We expect that our losses will continue to be approximately $100,000 per month until we are able to establish a reliable revenue flow.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011 we had cash on hand of $517 compared to $2,674 at December 31, 2010. We used cash in our operations of $314,036 in 2011 compared to $513,739 in 2010, a 39% decrease. We also used cash of $0 in 2011 in our investing activities compared to net cash used of $186,532 in 2010, due to the loan we made to GeoGreen. GeoGreen BioFuels is a start-up company in Vernon, CA. creating Bio-Diesel fuels from processing of restaurant waste-oils. We raised $25,000 and $52,575 from the sale of our common stock or exercises of stock options in 2011 and 2010, respectively. Additionally, we raised $369,345 and $574,464 from related party loans in 2011 and 2010, and $75,000 and $192,000 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $100,000 per month for 2012. We do not have sufficient cash on hand at December 31, 2011 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing.

Some of Tree Top’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005.  No actions have been taken by any of the applicable creditors.  Action by any such creditor would materially decrease our liquidity.  Tree Top has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business.   This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available.  Tree Top shall attempt to negotiate favorable repayment schedules, if and when any applicable creditor takes any collection related actions. In addition, there is an amount due to officers and Directors equal to $3,186,130 as of December 31, 2011 and $2,409,012 as of December 31, 2010 respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand.  Our liquidity would decrease materially if any such officer or Director demanded repayment.  These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Tree Top shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm Tree Top’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities.  Tree Top intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities.  Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment.  Currently, Tree Top is without adequate financing or assets.  Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources.  However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status.   The liquidity shortfall of $4,644,505 would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tree Top Industries, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Tree Top Industries, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 26, 2012

Tree Top Industries, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS
Cash	$517	$2,674
Total Current Assets	517	2,674

PROPERTY AND EQUIPMENT, NET	39,518	72,280

TOTAL ASSETS	$40,035	$74,954

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$676,853	$672,457
Accrued interest payable	134,179	99,463
Due to officers and directors	3,186,130	2,409,012
Notes payable – in default	647,860	597,860
Total Current Liabilities	4,645,022	3,778,792

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value, 50,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 379,380,276 and 271,199,100 shares issued and 339,380,276 and 251,199,100 outstanding, respectively	379,380	271,199
Additional paid-in capital	140,263,974	138,984,050
Unearned ESOP Shares	(1,700,000)	(1,100,000)
(Deficit) accumulated during the development stage	(143,548,341)	(141,859,087)
Total Stockholders’ (Deficit)	(4,604,987)	(3,703,838)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$40,035	$74,954

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2011	2010	2011
			(Unaudited)
REVENUES, net	$-	$-	$2,967

COST OF SALES, net	-	-	-

GROSS PROFIT	-	-	2,967

OPERATING EXPENSES

General and administrative	413,226	592,644	5,723,691
Impairment of assets	-	-	2,275,000
Compensation and professional fees	1,172,316	26,426,970	135,270,943
Depreciation	32,762	34,056	126,877

Total Operating Expenses	1,618,304	27,053,670	143,396,511

OPERATING LOSS	(1,618,304)	(27,053,670)	(143,393,544)

OTHER INCOME (EXPENSES)

Loss on disposal of assets	-	(2,915)	(2,915)
Gain on debt forgiveness	63,865		63,865
Interest income	-	-	9
Interest expense	(134,815)	(59,124)	(215,756)

Total Other Income (Expenses)	(70,950)	(62,039)	(154,797)

LOSS BEFORE INCOME TAXES	(1,689,254)	(27,115,709)	(143,548,341)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(1,689,254)	$(27,115,709)	$(143,548,341)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	280,493,899	142,966,429

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

From Inception on August 1, 2007 through December 31, 2011

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

From Inception on August 1, 2007 through December 31, 2011

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

From Inception on August 1, 2007 through December 31, 2011

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

Tree Top Industries, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

From Inception on August 1, 2007 through December 31, 2011

Valuation of Beneficial Conversion Feature	-	-	-	-	75,000	-	-	75,000

Common stock issued for cancellation of options	-	-	57,940,000	57,940	57,261	-	-	115,201

Common stock issued for services	-	-	25,300,000	25,300	405,910	-	-	431,210

Cancellation of common stock	-	-	(6,500,000)	(6,500)	6,500	-	-	-

Common stock issued for cash	-	-	2,941,176	2,941	22,059	-	-	25,000

Stock based compensation earned	-	-	-	-	64,107	-	-	64,107

Imputed interest - loan	-	-	-	-	13,440	-	-	13,440

Common Stock issued for rent	-	-	5,000,000	5,000	32,500	-	-	37,500

Common Stock issued for convertible debt	-	-	3,500,000	3,500	23,147	-	-	26,647

Common stock issued to ESOP	-	-	20,000,000	20,000	580,000	(600,000)	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,689,254)	(1,689,254)

Balance, December 31, 2011	-	$-	379,380,276	$379,380	$140,276,464	$(1,700,000)	$(143,548,341)	$(4,604,987)

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2011	2010	2011
			(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(1,689,254)	$(27,115,709)	$(143,548,341)
Adjustments to reconcile net loss to net used in operating activities:
Bad debt expense	-	179,000	192,000
Depreciation and amortization	32,762	34,056	126,877
Stock issued for option cancellation	115,201		115,201
Stock issued for rent	37,500		37,500
Gain on debt settlement	(63,865)		(63,865)
Stock options granted for services rendered	-	8,178,942	44,870,540
Impairment of intangible assets	-	-	2,275,000
Common stock issued for services rendered	495,317	17,458,705	89,779,505
Imputed interest on loan	13,440	12,446	25,887
Loss on disposal of fixed assets	-	2,915	2,915
Amortization of debt discount	75,000		75,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable and accrued expenses	669,863	735,906	2,864,702

Net Cash Used in Operating Activities	(314,036)	(513,739)	(3,247,079)

CASH FLOW FROM INVESTING ACTIVITIES

Cash advanced on note receivable	-	(179,000)	(192,000)
Cash received in acquisition	-	-	44,303
Cash paid for property and equipment	-	(7,532)	(169,310)

Net Cash Used in Investing Activities	-	(186,532)	(317,007)

CASH FLOW FROM FINANCING ACTIVITIES

Bank overdraft	-	-	-
Cash contribution from shareholders	-	50,375	50,375
Cash received from issuance of common stock	25,000	2,200	1,687,700
Cash received from notes payable	75,000	192,000	559,860
Cash paid to related party loans	(157,466)	(220,985)	(438,206)
Cash received from related party loans	369,345	574,464	1,704,874

Net Cash Provided by Financing Activities	311,879	598,054	3,564,603

NET INCREASE (DECREASE) IN CASH	(2,157)	(102,217)	517
CASH AT BEGINNING OF PERIOD	2,674	104,891	-
CASH AT END OF PERIOD	$517	$2,674	$517

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2011	2010	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-	$-
Income
Taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Debenture	$25,000	$-	$25,000
Common stock issued for acquisition of subsidiary	$-	$-	$2,275,000
Common stock issued to ESOP	$600,000	$1,100,000	$1,700,000

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

The Company has not realized significant revenues as of December 31, 2011 and is classified as a development stage enterprise in accordance with ASC 915.

B)            GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,689,254 during the fiscal year ended December 31, 2011 and has an accumulated deficit of $143,560,831. During 2010 the Company incurred losses totaling $27,115,709 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $4,644,505 and $3,776,118 at the years ended December 31, 2011 and 2010, respectively, and negative cash flow from operations of $314,036 and $513,739.

Since inception (August 1, 2007) through December 31, 2011, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. The Company has had no revenues and requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer and Chairman.  The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

In order for the Company to remain a going concern, it will need to continue to receive funds from equity or debt financing. There can be no assurance that the Company will continue to receive any proceeds from equity offerings or that the Company will be able to obtain the necessary funds to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A)           PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., BioEnergy Applied Technologies Inc., GoHealthMD, Inc., MLN, Inc., Universal Energy and Services Group, Inc. Sky Entertainment, Inc., Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc. and TTI Strategic Acquisitions and Equity Group, Inc. All subsidiaries of the Company currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

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

C)           CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2011 and 2010, no excess existed. There were no cash equivalents at December 31, 2011 and 2010.

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

I)           FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2011 and 2010.

The following table presents the Company’s Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2011 and 2010:

	Level 1	Level 2	Level 3
Notes payable — 2011	-0-	-0-	$647,860
Notes payable — 2010	-0-	-0-	$597,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2011 and 2010:

Notes payable
Balance, December 31, 2009	$405,860
Purchases, sales, issuances and settlements (net)	192,000
Balance, December 31, 2010	597,860
Purchases, sales, issuances and settlements (net)	50,000
Balance, December 31, 2011	$647,860

J)           BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2011 and 2010, 0 and 61,500,000 , common equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2011 and 2010 have also been excluded from the calculation as they were issued but not outstanding.

	For the Years Ended
	December 31,
	2011	2010
Loss (numerator)	$(1,689,254)	$(27,115,709)
Shares (denominator)	280,493,899	142,966,429
Basic and diluted loss per share	$(0.01)	$(0.19)

K)           RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update (“ASU") 2011-11 “Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities”. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for interim and annual periods beginning after January 1, 2013. The adoption of ASU 2011-08 by the Company is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08 “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-08 by the Company is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05,” Comprehensive Income (Topic 220) Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 by the Company is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, which is included in the Codification under ASC 820 “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011.. The adoption of ASU 2010-11 by the Company is not expected to not have a material impact on the Company’s consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. Adoption of the provisions of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

L)           Beneficial Conversion Feature of Debentures and Convertible Notes Payable

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to officers and directors as of December 31, 2011 and 2010 totals $3,186,130 and $2,409,012, respectively.  These balances consist of net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest. During 2011 Mr. Reichman advanced $369,345 to the Company to cover operating expenses, and was repaid $157,466. During 2009 Mr. Reichman advanced $574,464 to the Company and was repaid $220,985. At December 31, 2011 and 2010, the balances due each officer are as follows: Mr. Reichman: $2,817,373 and $2,205,654, respectively, and Mrs. Griffin: $368,757 and $203,358, respectively.

NOTE 4 - FIXED ASSETS

Depreciation expense was $32,762 and $34,056 during the years ended December 31, 2011 and 2010, respectively.

Fixed assets consist of the following:

	2011	2010
Computer equipment	$128,311	$128,311
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	163,811	163,811
Accumulated Depreciation	(124,293)	(91,531)
	$39,518	$72,280

During 2010, the Company disposed of various computer equipment with a net book value of $2,915. The asset and associated accumulated depreciation was removed from the books, generating a loss from disposal of assets of $2,915.

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES – IN DEFAULT

(a)	NOTES PAYABLE:

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and September 2011. All of the notes are unpaid to date and are in default and are thus classified as current liabilities. At December 31, 2011, notes payable amounted to $647,860. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

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

None of the above notes are convertible or have any covenants.

(b)	CONVERTIBLE NOTES:

During March 2011, the Company engaged in four separate convertible note agreements with two individuals. Because the conversion feature was beneficial, a note discount using the intrinsic value was recorded as a contra liability, with the offsetting entry to paid in capital. The note discount was equal to each respective note principal amount. The discount was accreted over the life of the respective notes using the effective interest method. The accretion was recorded as interest expense in the amount of $75,000 for the year ended December 31, 2011. One of the Convertible Notes was converted on June 6, 2011 and is not outstanding at December 31, 2011.The details of the convertible debentures outstanding as of December 31, 2011 are as follows:

March 3, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 3, 2011, unsecured, interest included in conversion. Conversion shares limited to total available authorized shares, in default.	$25,000

March 28, 2011 – Convertible Note payable to an individual, bears interest at 15%, convertible into Common stock at double the principal amount at the market rate on the date of maturity, due on June 28, 2011, unsecured, Conversion shares limited to total available authorized shares, in default.	12,500

March 28, 2011 – Convertible Note payable to an individual, payable in stock at double the principal amount on the date of maturity on September 28, 2011, unsecured, interest included in conversion, Conversion shares limited to total available authorized shares, in default.	12,500

Total Convertible Notes	$50,000

	Interest	Interest Expense
Principal	Rate	12/31/2011	12/31/2010	Maturity
$25,000	0%	25,000	-	9/3/2011
12,500	0%	12,500	-	9/28/2011
12,500	15.00%	13,927	-	6/28/2011
292,860	9.00%	$26,356	$26,358	6/27/2010
192,000	0%	13,440	12,446	Demand
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,252	1,250	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
$647,860		$98,155	$45,734

At December 31, 2011 and 2010, accrued interest on the outstanding notes payable and convertible notes was $134,178 and $99,463, respectively. Interest expense on the outstanding notes amounted to $98,155 and $45,734 for the years ended December 31, 2011 and 2010, including the imputed interest discussed above. Total interest expense on outstanding and converted notes amounted to $124,802 and $45,734 for the years ended December 31, 2011 and 2010, respectively.

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

Deferred tax assets and the valuation account are as follows:

	2011	2010
Deferred tax assets:
NOL carryover	$3,753,800	$3,377,400
Valuation allowance	(3,753,800)	(3,377,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2011 and 2010.

The components of income tax expense are as follows:

	2011	2010
Book loss	$(1,689,254)	$(27,115,709)
Stock based compensation	660,508	25,637,647
Gain on debt settlement	(63,865)	-
Impairment of assets	-	179,000
Valuation allowance	1,092,611	1,299,062
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.  A provision for income taxes has not been made due to net operating loss carry-forwards of $9,625,200 and $8,660,000 as of December 31, 2011 and 2010, respectively, which may be offset against future taxable income from 2028 through 2032. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2011	2010
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2011, 2010 and 2009.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A)           NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 75,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 75 million to 350 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. On December 18, 2011, the Board of Directors approved an increase in the Company’s authorized common stock to 1,000,0000,000. As of December 31, 2011 and 2010, 379,380,276 and 271,199,100 shares of common stock are issued and 339,380,276 and 251,199,100 shares are outstanding, respectively. There were no shares of preferred stock issued and outstanding.

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

On June 6, 2011, the Company accepted the return of 3,500,000 shares held in escrow, and cancelled them. On the same day the Company issued 3,500,000 shares to a Note Holder as payment on a $25,000 note with accrued interest of $1,647. The number of shares issued were within the terms of the convertible note agreement therefore no gain or loss was recorded on the conversion.

The recording of the beneficial conversion features on the convertible notes discussed previously required an increase in paid in capital in the amount of $75,000.

On August 16, 2011, the Board of Directors authorized the issuance of 57,940,000 shares of common stock to the officers, directors for the cancellation of all outstanding options, and 8,000,000 shares to consultants to the Company for services rendered. The Company recorded an expense of $115,201 in connection with the issuance of shares for options, which is the difference between the value of the options at the cancellation date and the value of the shares at the date of grant. The Company also recorded $60,000 in connection with the shares issued to the consultants, valued at the market price on the day of grant. On this same day the board authorized the issuance of 5,000,000 common shares to Highest Star for the continued use of their office in Burbank California. This issuance was recorded as rent expense in the amount of $37,500, the market price on the date of grant.

On November 14, 2011, the Board of Directors approved the cancellation of the 5,000,000 shares held for issuance to various colleges and universities as approved in September 2010. The universities had not yet accepted the issuances and the Board opted to cancel the shares.

Also on November 14, 2011, the company authorized the issuance of 2,941,176 for cash of $25,000 pursuant to the Adesso agreement disclosed in this annual report.

On December 21, 2011, the company authorized the issuance of 1,200,000 shares to the transfer agent for services to be included in 2012. The share issuance was valued at $36,000, the market value on the day of grant, and has been deferred until the services have been performed in 2012.

On December 28, 2011, the Board authorized the issuance of 1,500,000 shares to a consultant, valued at $45,000, the market value on the day of grant.

On December 29, 2011, the Board authorized the issuance of 12,600,000 to various consultants of the Company for services performed or to be performed in 2012. The issuance was valued at $378,000, however $99,990 was deferred compensation to be recorded in 2012 when the services are performed.

On December 29, 2011, the Board authorized the issuance of 20,000,000 shares to the Company’s Employee Stock Option Trust account. The issuance was valued at $600,000, the fair market price listed on the day of issuance. Pursuant to the guidance in SOP 93-6, the value of the shares issued into the ESOP account is recorded as a contra equity account rather than an asset.

During the twelve months ended December 31, 2011, the Company recorded imputed interest on a non-interest bearing note in the amount of $13,440, with an increase in paid in capital.

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

On May 25, 2010, the Company granted 27,500,000 options to the officers and directors of the Company with an exercise price of $.26 per share, expiring in 2020. The fair value of the options as calculated under the Black-Scholes model totaled $8,024,977 which was recorded as option expense. The fair value of these options was determined using the following assumptions: risk free rate of 2.61%, no dividend yield, an expected life of 5 years and a volatility factor of 417%.

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

On August 16, 2011, the Board of Directors authorized the issuance of 57,940,000 shares of common stock to the officers, directors for the cancellation of all outstanding options. The Company recorded an expense of $115,201 in connection with the issuance of shares for options, which is the difference between the value of the options at the cancellation date and the value of the shares at the date of grant. The options were valued at the cancellation date using the Black-Scholes model using the following assumptions: risk free rate of 0.33%, no dividend yield, expected lives between 2.25 and 3.75 years, and a volatility factor of 193%.

A summary of the Company’s stock option activity is as follows for the years ended December 31, 2011 and 2010 and was retroactively restated for the change in conversion price as noted above:

		Range of	Weighted	Remaining
		Exercise	Average	Contractual
		Prices	Exercise	Life
	SHARES	Per Share	Price	(Years)
Options outstanding at December 31, 2009	38,200,000	$.20	.20	3.98
Granted	27,500,000	.20	0.20	4.32
Exercised	-	-	-	-
Expired	(4,200,000)	.20	.20	-
Options outstanding at December 31, 2010	61,500,000	$.20	$.20	3.99
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	(61,500,000)	.20	.20
Options outstanding at December 31, 2011	-	$-	$-	-

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

A summary of the Company’s stock warrant activity is as follows for the years ended December 31, 2011 and 2010:

		Range of	Weighted	Remaining
		Exercise	Average	Contractual
		Prices	Exercise	Life
	SHARES	Per Share	Price	(Years)
Warrants outstanding at December 31, 2009	631,400	$0.50-1.00	0.75	0.5
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	631,400	.50-1.00	.75	-
Warrants outstanding at December 31, 2010	631,400	$0.50-1.00	$0.75	0.5
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	631,400	$.50-1.00	.75	-
Warrants outstanding at December 31, 2011	-	$-	$-	-

The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2011 and 2010 totaled $0 and $0, respectively. The weighted average grant date fair value of warrants granted during the periods ended December 31, 2011 and 2010 is $0 and $0, respectively. The fair value of warrants vested during the years ended December 31, 2011 and 2010 totaled $0 and $0, respectively.

G)	DEFERRED STOCK COMPENSATION

During 2009, the Company issued 2,000,000 shares at separate times as a retainer for legal work to be performed. 1,000,000 shares were valued at $1.04 per share and the second 1,000,000 shares were valued at $.52. A deferral of $1,560,000 was established initially and decreased as legal services were performed and the shares were released from trust. During 2011, the company realized an additional $64,107 in compensation related to this deferral. Then in April 2011, the remaining 1,500,000 shares were returned to treasury.

During December 2011, the Company issued 4,116,666 shares to service providers for services to be performed in 2012. The Company recorded deferred compensation of $135,990 pursuant to these future services, and will record the expense and paid in capital as the service periods occur.

As of December 31, 2011 and 2010, the balance remaining in the deferral account is $135,990 and $1,104,107, respectively. The deferral is presented on the balance sheet net with Additional Paid in Capital.

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

In December 2011, the Company issued an additional 20,000,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6.  The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $600,000. The total balance at December 31, 2011 and 2010 was $1,700,000 and $1,100,000, respectively.

The fair market value of the ESOP shares at December 31, 2011 and 2010 is $1,320,000 and $660,000, respectively, using the fair market price at December 31, 2011.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A)	LEASES

Tree Top Industries, Inc. currently does not lease, rent or own any property.

B)	LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2011 and 2010.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2011 and 2010.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2011 and December 31, 2010. All the notes payable discussed in this section, were incurred before 2002 and before present management took control of the company.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2011.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2011.

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

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000.  During the year ended December 31, 2011, the Board of Directors approved the extension of this contract until March 31, 2012, at which time the Board anticipates renewing Mr. Reichman’s contract for another two years. Mr. Reichman’s salary has been accruing because Tree Top is without the resources to pay the salary in full.  This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments.  In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Tree Top was without resources to pay the salary increase.  This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference.

NOTE 9 – MATERIAL AGREEMENTS

On May 11, 2011, the Company entered an agreement with World Without Blindness, Inc. (WWB), wherein, the Company’s wholly owned subsidiary Eye Care Centers International, Inc. was granted the global rights, exclusive of the United States, to represent WWB to the public for 24 months. No assets or liabilities were recorded pursuant to this agreement.

On October 12, 2011, the Company signed a “Term Sheet Agreement” (the “Agreement”), between GoHealth, MD, Inc. (“GoHealth”) a wholly owned subsidiary of Tree Top Industries, Inc. (“TreeTop”) and Adesso Biosciences Limited, a Cayman Island corporation. Adesso Biosciences Limited is the majority owner of Adesso Diagnostics Ltd., (“Adesso”) and a 47.5% owner of Adeda Therapeutics, Ltd. (“Adeda”),which companies are being investigated to be potentially acquired by GoHealth. Upon closing and approval of the Board of Directors of all entities involved, GoHealth will acquire 93% of the stock of Adesso and 47.5% of the stock of Adeda in exchange for GoHealth convertible preferred stock with two provisions, either of which is exercisable after 2 years and one day, converting into a majority of common stock of GoHealth or converting into Tree Top common shares. In addition, at closing Tree Top will issue 10% of its outstanding stock to the shareholders of Adesso and Adeda. The entire agreement was filed in an 8-K dated October 18, 2011. Pursuant to this agreement, on November 14, 2011, the Company issued Adesso 2,941,176 shares of common stock for cash of $25,000. Subsequently, in January , 2012, the Company issued an additional 34,613,910 shares to be held in escrow for the close of the Agreement. Also on February 14, 2012, the Company issued 1,282,051 share for cash of $25,000 pursuant to the agreement.

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

In January 2012, the Company organized a wholly owned subsidiary named “TTII STRATEGIC ACQUISITIONS & EQUITY GROUP, INC. – DE”. The subsidiary was organized to facilitate and assist with funding the company’s several subsidiaries and projects.

In January , 2012, the Company issued 34,613,910 shares to be held in escrow for the close of the Adesso agreement.

On January 31, 2012, the Board of Directors extended Mr. Reichman’s employment agreement until March 31, 2012.

In February 2012, the Company issued 2,689,874 shares for the conversion of the $50,000 convertible notes payable.

On February 14, 2012, the Company issued 1,282,051 shares for cash of $25,000 pursuant to the Adesso agreement.

On February 6, 2012 the Company issued 1,500,000 shares for services to be rendered by Story-Corp, LLC

On March 2, 2012 the Company issued 750,000 shares for services to be rendered by Mass Media 77, Inc.

On March 12, 2012 the Company issued 1,500,000 shares for services to be rendered by West-Main Communications, Inc.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL – INTEGRATED FRAMEWORK.  Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2011 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective.  The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals.  The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.   The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2011 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2011, the Board of Directors consisted of five Directors. The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” as defined by SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

During the fiscal year ended December 31, 2011, the Board of Directors held a total of 12 meetings.   Mr. Reichman, Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he or she served.   Mr. Hantman did not attend 75% of the meetings.

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

Frank Benintendo, Secretary, 65, has been a Director and Secretary of TTI since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of Internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer.  Mr. Benintendo’s skills and background were attractive to TTI since the Company has no creative staff.  Mr. Benintendo has designed the current TTI logo, designed and updated all stationary, presentation material and marketing tools and has worked several versions of the TTI website, including the current iteration.

Don Gilbert, Treasurer, 76, has been a Director of TTI since November 2006 and a member of the Audit Committee since November 1, 2007. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents.   Having worked in the corporate world with executives across the country, Mr. Gilbert has accumulated business connections that may be helpful to Tree Top.

Robert Hantman, Director, 62, has been a Director for two years. Mr. Hantman is the principal and founder of Hantman & Associates, which specializes in entertainment, litigation, intellectual property and business law.   He maintains offices in New York, NY and Miami, FL.  Through his practice representing national and international companies, Mr. Hantman has a working knowledge of international law which may aid Tree Top in several business opportunities.  Mr. Hantman graduated from the University Of Miami Law School in 1975, and is a member of the bars in the states of New York, New Jersey, Florida and Pennsylvania.

The executive officers of TTI are as follows:

Name	Age	Position
David I. Reichman	67	Chief Executive Officer
Kathy M. Griffin	57	President

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

Prior to the date of this filing, David Reichman failed to file a Form 4 in a timely manner.   However, this was corrected on April 8 th , 2011, by the filing the required Form 4.

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

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in TTI's annual report on Form 10-K.

ITEM 11. Executive Compensation

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and others officers during 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonuses	Stock Awards ($000’s)(1)	Option Awards ($000’s)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000)	Total ($)

David Reichman,	2011	500,000	-	56	$-	—	—	—	556,000
CEO	2010	500,000	250,000	8,186	2,600				11,518,000

Kathy Griffin,	2011	180,000	-	38	-				218,000
President	2010	166,875	127,500	2,683	1,300	—	—	—	4,277,375

(1)	Stock issuances have been made to both Mr. Reichman and Mrs. Griffin as compensation for their continued work and support of Tree Top, without salary.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2011.  Mr. Reichman’s salary remained at $500,000 for 2011. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors    2010 Due to Mr. Reichman’s continued willingness to forego his salary payment while the Company attempts to raise capital, the Board of Directors decided to issue 28,000,000 shares of Tree Top common stock to Mr. Reichman on August 18, 2011.

The Board also determined the compensation for Mrs. Griffin, President, based on her undeterred commitment to Tree Top.  Her salary remained at $180,000 in 2011.  Due to the fact that Mrs. Griffin  was willing to forego her salary for the entire year of 2011, and any bonus due her, the Board of Directors issued 19,100,000 shares of common stock to Mrs. Griffin on August 18, 2011. Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position.Employment Agreements

Mr. Reichman’s employment agreement provides for:

☐	a twenty-four months term through December 31, 2013 at an annual base salary of $500,000;

☐	at least one annual salary review by the Board of Directors;

☐	participation in any discretionary bonus plan established for senior executives;

☐	retirement and medical plans, customary fringe benefits, vacation and sick leave

Mrs. Griffin’s employment agreement provides for:

☐	a thirty-six month term through March 31, 2012 at an annual base salary of $127,500. Mrs. Griffin was given a salary increase to $180,000 during the second year of her contract;

☐	at least one annual salary review by the Chief Executive Officer;

☐	participation in any discretionary bonus plan established for senior executives;

☐	retirement and medical plans, customary fringe benefits, vacation and sick leave

Director Compensation

The members of the Board of Directors are compensated by grants of stock and options, in lieu of cash payments. The Directors were not issued any stock or options in 2011. Two of the Directors were issued stock for services rendered outside the duties and repsonsibities of Board membership.

Director Summary Compensation Table

2011
Name and Principal Position	Year		Bonus ($)	Stock Awards ($000’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($000’s)
David Reichman, Chairman/Director	2011	—	—	59	-	—	—	—	59
Frank Benintendo, Treasurer/Director	2011	—	—	12	-	—	—	—	12
Don Gilbert, Secretary/Director	2011	—	—	12	-	—	—	—	12
Kathy Griffin, Director	2011	—	—	21	-	—	—	—	21
Robert Hantman, Director	2011	—	—	11	-	—	—	—	11

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
David I. Reichman	-	N/A	N/A	$-	N/A
Kathy M. Griffin	-	N/A	N/A	$-	N/A
Donald H. Gilbert	-	N/A	N/A	$-	N/A
Frank Benintendo	-	N/A	N/A	$-	N/A
Robert Hantman	-	N/A	N/A	$-	N/A

On August 16, 2011, the Board of Directors authorized the issuance of 57,940,000 shares of common stock to the officers, directors for the cancellation of all outstanding options, and there are currently no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	David Reichman	144,556,955	Direct	34.59

Common Stock	Frank Benintendo	10,000,000	Direct	2.39

Common Stock	Don Gilbert	10,000,000	Direct	2.39

Common Stock	Kathy Griffin	35,025,000	Direct	8.37

Common Stock	Robert Hantman	5,600,000	Direct	1.34

(1)	In care of Tree Top Industries , Inc. 511 Sixth Ave., Suite 800, New York, NY 10011

(2)	Calculated from the total of outstanding shares of common stock as of March 21,2012(417,966,111).

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

The aggregate amount of the loans outstanding and due to Mr. Reichman and Mrs. Griffin, is $3,186,130 and $2,409,012 as of December 31, 2011 and 2010 respectively.  They are non-interest bearing, due on demand loans. At December 31, 2011 and 2010, the balances due each officer are as follows: Mr. Reichman: $2,817,373 and $2,205,654, respectively, and Mrs. Griffin: $368,757 and $203,358, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC served as the Company’s independent registered public accounting firm for the year ended December 31, 2011 and 2010.

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2011 were as follows:

Audit Fees	$15,000
Audit Related Fees	-
All Other Fees	-
Total Fees	$15,000

Fees for professional services rendered to the Company during the fiscal years ended December 31, 2010 were as follows:

Audit Fees	$35,750
Audit Related Fees	-
All Other Fees	-
Total Fees	$35,750

Audit Fees: The audit fees for the fiscal years ended December 31, 2011 and 2010 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: There were no audit-related fees during the fiscal years ended December 31, 2011 and December 31, 2010.

Tax Fees: No fees were billed to the Company.

All Other Fees: There were no fees billed in the fiscal years ended December 31, 2011 and 2010 for products and services provided by the independent auditors, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Our Board of Directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal years ended December 31, 2011 and 2010. Our Board of Directors also appointed and authorized David Reichman to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board. The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

☐	Report of M&K CPAS, PLLC, Independent Registered Public Accounting Firm

☐	Balance Sheets as of December 31, 2011 and 2010

☐	Statements of Operations for the years ended December 31, 2011 and 2010

☐	Statement of Stockholders’ Deficit for the years ended December 31, 2011 and 2010

☐	Statements of Cash Flows for the years ended December 31, 2011 and 2010

☐	Notes to Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between Tree Top Industries, Inc. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Tree Top Industries, Inc. and GeoGreen Biofuels, Inc.(5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Tree Top Industries, Inc. and Asia Pacific Capital Corporation(6)

10.5	Distribution Agreement, by and between Tree Top Industries, Inc. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between Tree Top Industries, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between Tree Top Industries, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10–Q and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10–K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8–K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10–Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 – K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 – K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREE TOP INDUSTRIES, INC.

Dated: March 26, 2012	By:	\s\ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	\s\ David Reichman	Dated: March 26, 2012
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	\s\ Kathy M. Griffin	Dated: March 26, 2012
Kathy M. Griffin,
Director and President

By:	\s\ Donald Gilbert	Dated: March 26, 2012
Donald Gilbert,
Director & Treasurer

