Form 10-Q
period 2012-03-31
TREE TOP INDUSTRIES, INC.
filed 2012-05-10
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2012

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

As of May 7, 2012, the number of shares outstanding of the registrant’s class of common stock was 347,102,201 .

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011, and From Inception of the Development Stage on August 1, 2007 through March 31, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and From Inception of the Development Stage on August 1, 2007 through March 31, 2012	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II OTHER INFORMATION		13

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART I.                      FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE TOP INDUSTRIES, INC.

 (A Development Stage Company)

Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$447	$517
Total Current Assets	447	517
PROPERTY AND EQUIPMENT (NET)	31,327	39,518
TOTAL ASSETS	$31,774	$40,035
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	694,499	676,853
Accrued interest	141,074	134,179
Due to officers and directors	3,370,996	3,186,130
Convertible Notes	—	50,000
Notes payable- in default	597,860	597,860
Total Current Liabilities	4,804,429	4,645,022
Total Liabilities	4,804,429	4,645,022
STOCKHOLDERS' DEFICIT
Common stock, par value $0.001 per share,
1,000,000,000 shares authorized; 387,102,201 and 376,380,276
issued, 347,102,201 and 336,380,276 outstanding, respectively	387,102	379,380
Additional paid-in-capital	140,638,055	140,263,974
Unearned ESOP shares	(1,700,000)	(1,700,000)
(Deficit) Accumulated During the Development Stage	(144,097,812)	(143,548,341)
Total Stockholders' Deficit	(4,772,655)	(4,604,987)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$31,774	$40,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(unaudited)

			From Inception
			on August 1,
	For the Three Months		2007 through
	Ended March 31,		March 31,
	2012	2011	2012
REVENUES	$—	$—	2,967

COST OF SALES	—	—	—

GROSS PROFIT (LOSS)	—	—	2,967

OPERATING EXPENSES

General and administrative	38,588	97,998	5,762,279
Impairment of assets	—	—	2,275,000
Compensation and professional fees	487,216	276,129	135,758,159
Depreciation	8,191	8,191	135,068

Total Operating Expenses	533,995	382,318	143,930,506

LOSS FROM OPERATIONS	(533,995)	(382,318)	(143,927,539)

OTHER INCOME (EXPENSE)

Loss on disposal of assets	—	—	(2,915)
Gain on debt forgiveness	—	—	63,865
Interest income	—	—	9
Interest expense	(15,476)	(27,823)	(231,232)

Total Other Income (Expense)	(15,476)	(27,823)	(170,273)

NET LOSS BEFORE INCOME TAXES	(549,471)	(410,141)	(144,097,812)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(549,471)	$(410,141)	$(144,097,812)

LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	342,651,490	272,088,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

				From Inception
				on August 1,
	For the Three Months			2007 through
	Ended March 31,			March 31,
	2012		2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(549,471)	$(410,141)	$(144,097,812)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debt expense		—	—	192,000
Depreciation and amortization		8,191	8,191	135,068
Stock issued for option cancellation		—	—	115,201
Stock issued for rent		—	—	37,500
Gain on debt settlement		—	—	(63,865)
Stock options granted for services rendered		—	—	44,870,540
Impairment of intangible assets		—	—	2,275,000
Common stock issued for services rendered		301,858	112,307	90,081,363
Imputed interest on loan		3,360	3,360	29,247
Loss on diposal of fixed assets		—	—	2,915
Amortization of debt discount		—	12,917	75,000
Change in operating assets and liabilities, net of acquisition:
(increase) decrease in prepaid expenses		—	—	—
Increase (decrease) in accounts payable and accrued expenses		199,764	182,649	3,064,466

Net Cash Used in Operating Activities		(36,298)	(90,717)	(3,283,377)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable		—	—	(192,000)
Cash received in acquisition		—	—	44,303
Purchases of property and equipment		—	—	(169,310)

Net Cash Used in Investing Activities		—	—	(317,007)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders		—	—	50,375
Cash received from issuance of common stock		25,000	—	1,712,700
Cash received from notes payable		—	75,000	559,860
Cash paid to related party loans		(34,340)	(27,673)	(472,546)
Cash received from related party loans		45,568	69,888	1,750,442

Net Cash Provided by Financing Activities		36,228	117,215	3,600,831

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(70)	26,498	447

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		517	2,674	—

CASH AND CASH EQUIVALENTS, END OF PERIOD		$447	$29,172	$447
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest		$—	$—	$—
Cash paid for income taxes		$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of sub		$—	$—	$2,275,000
Common stock issued to ESOP	$		$—	$1,700,000
Conversion of Debentures		$50,000	$—	$75,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TREE TOP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

March 31, 2012 and 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

No accounting pronouncements were issued during the first quarter 2012 that would have a material effect on the accounting policies of the Company when adopted.

TREE TOP INDUSTRIES, INC. (A Development Stage Company) Notes to the Unaudited Consolidated Financial Statements March 31, 2012 and 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2012 and December 31, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At March 31, 2012 and December 31, 2011, no excess existed. There were no cash equivalents at March 31, 2012 and December 31, 2011.

Stock Based Compensation

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2012 and 2011, 0 and 61,500,000 , common equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2011 and 2010 have also been excluded from the calculation as they were issued but not outstanding.

	For the Three Months Ended
	March 31,
	2012	2011
Loss (numerator)	$(549,471)	$(410,141)
Shares (denominator)	342,651,490	272,088,346
Basic and diluted loss per share	$(0.00)	$(0.00)

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of March 31, 2012 of $3,370,996 consisted of advances, payables and accrued wages to David Reichman, the Company’s Chief Executive Officer of $2,957,239 and accrued wages to Kathy Griffin, the Company’s President of $413,757. As of December 31, 2011, the related party balance was $3,186,130, consisting of a balance due David Reichman of $2,817,373, and a balance due Kathy Griffin of $368,757. During the three month period ended March 31, 2012, Mr. Reichman advanced the company $45,568 and was repaid $34,340. The amounts due to the officers are due on demand, have no formal agreements, and accrue interest equal to that being charged individually on the debt. Interest accrued during the three months ended March 31, 2012 was $3,638, for credit cards used on the Company’s behalf.

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, which are unsecured, with original due dates between August 2000 and December 2009. Five notes with maturity dates that have passed are currently in default with the remaining note due on demand and thus all notes are classified as current liabilities. At March 31, 2012 and December 31, 2011, notes payable amounted to $597,860. Below is a table summarizing the notes owed by the Company.

		Interest Expense
Principal	Interest Rate	3/31/2012	3/31/2011	Maturity
$292,860	9.00%	$6,589	$6,589	6/27/2010
192,000	0%	3,360	3,360	On Demand(1)
18,000	6.00%	270	270	9/1/2002
30,000	6.00%	450	450	9/12/2002
25,000	5.00%	313	13	8/31/2000
40,000	7.00%	700	700	7/10/2002
$597,860		$8,322	$8,322
(1)	Imputed interest due to 0% interest rate

(b)	CONVERTIBLE NOTES PAYABLE:

During the three months ended March 31, 2012, the Company converted the three remaining convertible notes into common stock of the Company. The terms of the convertible note agreement required a conversion rate at double the market value of the shares at the conversion date. Accordingly, the Company issued 2,689,874 shares for the remaining $50,000 in convertible debt and $1,584 in accrued interest. The balance of convertible debt at March 31, 2012 is $0.

TREE TOP INDUSTRIES, INC. (A Development Stage Company) Notes to the Unaudited Consolidated Financial Statements March 31, 2012 and 2011

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

On February 6, 2012, the Board of Directors authorized the issuance of 1,500,000 shares of common stock to a consultant for services performed. The shares were valued at the market price on the day of issuance, in the amount of $60,000.

On February 14, 2012, the Board of Directors authorized the issuance of 2,689,874 shares to convert the remaining three convertible notes totaling $50,000 in principal and $1,584 in accrued interest. The number of shares issued were within the terms of the convertible note agreement therefore no gain or loss was recorded on the conversion.

Also on February 14, 2012, the Board of Directors authorized the issuance of 1,282,051 shares for cash of $25,000, pursuant to the Adesso agreement described in Item 2.

On March 2, 2012, the Board of Directors authorized the issuance of 750,000 shares of common stock to a consultant for services performed. The shares were valued at the market price on the day of issuance, in the amount of $30,000.

On March 28, 2012, the Board of Directors authorized the issuance of 1,500,000 shares of common stock to a consultant for services performed. The shares were valued at the market price on the day of issuance, in the amount of $60,000.

During the quarter ended March 31, 2012, the Company recorded the vesting of deferred stock compensation as earned. The company recorded $151,859 in professional fees from these deferrals.

During the three months ended March 31, 2012, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360, with an increase in paid in capital.

During the three months ended March 31, 2012, the Company did not issue any stock options or warrants.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report, except as follows:

On April 9, 2012, Tree Top Industries, by its counsel, Richardson & Patel, LLP., filed a complaint in Los Angeles County Superior Court, Case No. BC482523, against GEOGREEN BIOFUELS Inc., FRED BAUMANN and others to recover monies loaned, and other relief. Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively.

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

Current Overview and History

Tree Top Industries, Inc. (TTI”, Tree Top”, we”. our”, us”, the Company”, management”) is a Nevada corporation which has been operating under several different names since 1980.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (BAT”), Universal Energy and Services Group, Inc. Sky Entertainment, Inc., Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc. and TTI Strategic Acquisitions and Equity Group, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc. Several of these subsidiaries have been formed by Tree Top in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

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

The Company also owns NetThruster, Inc., a Nevada corporation (NetThruster”), which was formally known as Ludicrous, Inc. (Ludicrous”).  On January 28, 2011, the Board of Directors of Tree Top adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (NetThruster”), in a spin-off to Tree Top’s shareholders on a pro rata basis (the Spin-Off”).  Thereafter, NetThruster would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster.  Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin.

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

On May 25, 2011, Tree Top signed a licensing agreement with WorldWithoutBlindness (WWB”) for the right to market and sell their patented eye screening equipment on a global basis outside the United States, for a period of two years. Eye Care Centers International, Inc . was formed to support the further growth and development of (WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world. The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old. The screening can accurately indicate predisposition for glaucoma and other eye diseases which can lead to blindness, as well as a host of other possible diseases, completely unrelated to eyesight. Tree Top’s management, upon approval by the board of directors, made a trip to Canar, Ecuador, among other cities, to observe how how the test markets would be set up.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies as of March 31, 2012 and for the three months then ended.

Results of Operations for the Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

We had no revenues in the three months ended March 31, 2012 and 2011. Our operating expenses increased from $382,318 to $533,995 during these periods.  The increase is primarily due to the increase in compensation and professional fees recorded from the market value of shares issued to consultants to the Company.    Our net loss was $(549,471) in the three months ended March 31, 2012 as compared to a net loss of $(410,141) in the same period of 2011. The decrease in interest expense of $12,347 for the three months ended March 31, 2012 as compared to March 31, 2011, was due to the lack of accretion of the note discounts created by beneficial conversion features on convertible debt issued in March of 2011.

Liquidity and Capital Resources

The Company's cash position was $447 at March 31, 2012 compared to $517 at December 31, 2011. As of March 31, 2012, the Company had current assets of $447 and current liabilities of $4,804,429 compared to $517 and $4,645,022 respectively as of December 31, 2011.  This resulted in a working capital deficit of $4,803,982 at March 31, 2012 and $4,644,505 at December 31, 2011.

Net cash used in operating activities amounted to $36,298 for the three month period ended March 31, 2012, as compared to $90,717 of net cash used in operations for the three month period ended March 31, 2011.  Net cash used in operating activities decreased by $54,419.

Net cash used in investing activities amounted to $0 and $0 for the three months ended March 31, 2012 and 2011, respectively.

Net cash provided by financing activities amounted to $36,228 and $117,215 for the three months ended March 31, 2012 and 2011, respectively. The decrease from 2011 to 2012 resulted primarily from the decrease in cash received from notes payable and related party loans.

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

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue.  The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2011. In addition, the Company has limited working capital.  The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" may make it substantially more difficult to raise capital.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31, 2012 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.   The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings

On April 9, 2012, Tree Top Industries, by its counsel, Richardson & Patel, LLP., filed a complaint in Los Angeles County Superior Court, Case No. BC482523, against GEOGREEN BIOFUELS Inc., FRED BAUMANN and others to recover monies loaned, and other relief. Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of common stock were issued during the three months ended March 31, 2012 without registration:

Also on February 14, 2012, the Board of Directors authorized the issuance of 1,282,051 shares for cash of $25,000, pursuant to the Adesso agreement described in Item 2.

Item 3.     Defaults Upon Senior Securities

The Company has the following note payable obligations in default:

Note payable to RA Beeso due June 27, 2010, with interest accrued at 9% per annum, unsecured , unpaid to date and In default	292,860

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Totals	$405,860

None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note.

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between Tree Top Industries, Inc. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Tree Top Industries, Inc. and GeoGreen Biofuels, Inc.(5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Tree Top Industries, Inc. and Asia Pacific Capital Corporation(6)

10.5	Distribution Agreement, by and between Tree Top Industries, Inc. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between Tree Top Industries, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between Tree Top Industries, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2012	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 10, 2012
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 10, 2012
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 10, 2012
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: May 10, 2012
Donald Gilbert, Director & Treasurer

By:	/s/ Robert Hantman	Dated: May 10, 2012
Robert Hantman, Director

- 15 -