Form 10-Q
period 2012-06-30
TREE TOP INDUSTRIES, INC.
filed 2012-08-14
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2012

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

As of August 9, 2012, the number of shares outstanding of the registrant’s class of common stock was 349,602,201.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011, and From Inception of the Development Stage on August 1, 2007 through June 30, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and From Inception of the Development Stage on August 1, 2007 through June 30, 2012	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II OTHER INFORMATION		16

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I.                      FINANCIAL INFORMATION

Item 1.    Financial Statements

TREE TOP INDUSTRIES, INC.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$93	$517

Total Current Assets	93	517

PROPERTY AND EQUIPMENT (NET)	23,136	39,518

INVESTMENTS AT COST	95,256	0

TOTAL ASSETS	$118,485	$40,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	677,818	676,853
Accrued interest	149,396	134,179
Due to officers and directors	3,592,873	3,186,130
Convertible Notes (Net of discount)	32,917	50,000
Notes payable- in default	597,860	597,860

Total Current Liabilities	5,050,864	4,645,022

Total Liabilities	5,050,864	4,645,022

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share,
1,000,000,000 shares authorized; 389,602,201 and 379,380,276
issued, 349,602,201 and 339,380,276 outstanding, respectively	389,602	379,380
Additional paid-in-capital	140,835,115	140,263,974
Unearned ESOP shares	(1,700,000)	(1,700,000)
(Deficit) Accumulated During the Development Stage	(144,457,096)	(143,548,341)

Total Stockholders' Deficit	(4,932,379)	(4,604,987)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$118,485	$40,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

					From Inception
					on August 1,
	For the Three Months		For the Six Months		2007 through
	Ended June 30,		Ended June 30,		June 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$2,967

COST OF SALES		-	-	-	-

GROSS PROFIT (LOSS)		-	-	-	2,967

OPERATING EXPENSES

General and administrative	37,828	50,644	76,416	148,642	5,800,107
Impairment of assets	-	-	-	-	2,275,000
Compensation and professional fees	264,988	220,800	752,204	496,929	136,023,147
Depreciation	8,190	8,190	16,381	16,381	143,258

Total Operating Expenses	311,006	279,634	845,001	661,952	144,241,512

LOSS FROM OPERATIONS	(311,006)	(279,634)	(845,001)	(661,952)	(144,238,545)

OTHER INCOME (EXPENSE)

Loss on disposal of assets		-	-	-	(2,915)
Gain on debt forgiveness		-	-	-	63,865
Interest income		-	-	-	9
Interest expense	(48,278)	(63,854)	(63,754)	(91,677)	(279,510)

Total Other Income (Expense)	(48,278)	(63,854)	(63,754)	(91,677)	(218,551)

NET LOSS BEFORE INCOME TAXES	(359,284)	(343,488)	(908,755)	(753,629)	(144,457,096)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(359,284)	$(343,488)	$(908,755)	$(753,629)	$(144,457,096)

LOSS PER SHARE - BASIC & DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	347,781,549	272,894,752	345,220,252	272,506,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months		From Inception on August 1, 2007 through
	Ended June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(908,755)	$(753,629)	$(144,457,096)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debt expense	-	-	192,000
Depreciation and amortization	16,382	16,381	143,259
Stock issued for option cancellation	-	-	115,201
Shares owed for services	-	26,800	-
Stock issued for rent	-	-	37,500
Gain on debt settlement	-	-	(63,865)
Stock options granted for services rendered	-	-	44,870,540
Impairment of intangible assets	-	-	2,275,000
Common stock issued for services rendered	398,058	112,307	90,177,563
Imputed interest on loan	6,720	6,720	32,607
Loss on diposal of fixed assets	-	-	2,915
Amortization of debt discount	32,917	60,764	107,917
Change in operating assets and liabilities, net of acquisition:
Increase (decrease) in accounts payable and accrued expenses	365,084	377,847	3,229,786

Net Cash Used in Operating Activities	(89,594)	(152,810)	(3,336,673)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable	-	-	(192,000)
Cash received in acquisition	-	-	44,303
Cash paid for investments	(95,256)		(95,256)
Purchases of property and equipment	-	-	(169,310)

Net Cash Used in Investing Activities	(95,256)	-	(412,263)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders	-	-	50,375
Cash received from issuance of common stock	25,000	-	1,712,700
Cash received from notes payable	100,000	75,000	659,860
Cash paid to related party loans	(40,465)	(80,746)	(478,671)
Cash received from related party loans	99,891	156,160	1,804,765

Net Cash Provided by Financing Activities	184,426	150,414	3,749,029

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(424)	(2,396)	93

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	517	2,674	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$93	$278	$93

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of sub	$-	$-	$2,275,000
Common stock issued to ESOP	$-	$-	$1,700,000
Conversion of Debentures	$50,000	$-	$75,000
Note discount from beneficial conversion feature	$100,000	-	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TREE TOP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Beneficial Conversion Feature of Debentures and Convertible Notes Payable

In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and related accruing interest, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the straight line method.

Recent Accounting Pronouncements

No accounting pronouncements were issued during the second quarter 2012 that would have a material effect on the accounting policies of the Company when adopted.

Investments at Cost Held to Maturity

The Company records restricted, non-marketable securities with less than 20% ownership, at cost. These investments are reviewed periodically for impairment, and if not temporary in nature will be written down to a fair market value.

TREE TOP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2012 and 2011

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2012 and December 31, 2011.

The following table presents the Company’s Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3
Notes payable — 2012	-0-	-0-	$630,777
Notes payable — 2011	-0-	-0-	$647,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2012 and December 31, 2011:

Notes payable
Balance, December 31, 2011	$647,860
Issuance of convertible notes (net of discount)	32,917
Conversion of convertible Debt	-50,000

Balance, June 30, 2012	$630,777

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At June 30, 2012 and 2011, no excess existed. There were no cash equivalents at June 30, 2012 and 2011.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2012 and 2011, no common equivalent shares were excluded from the calculatio. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Three Months Ended
	June 30,
	2012	2011
Loss (numerator)	$(359,284)	$(343,488)
Shares (denominator)	347,781,549	272,894,752
Basic and diluted loss per share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2012	2011
Loss (numerator)	$(908,755)	$(753,629)
Shares (denominator)	345,220,252	272,506,792
Basic and diluted loss per share	$(0.00)	$(0.00)

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of June 30, 2012 of $3,592,873 consisted of advances, payables and accrued wages to David Reichman, the Company’s Chief Executive Officer of $3,134,116 and accrued wages to Kathy Griffin, the Company’s President of $458,757. As of December 31, 2011, the related party balance was $3,186,130, consisting of a balance due David Reichman of $2,817,373, and a balance due Kathy Griffin of $368,757. During the six month period ended June 30, 2012, Mr. Reichman advanced the company $99,891 and was repaid $40,465. The amounts due to the officers are due on demand, have no formal agreements, and accrue interest equal to that being charged individually on the debt. Interest accrued during the six months ended June 30, 2012 was $7,316, for credit cards used on the Company’s behalf.

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured, with original due dates between August 2000 and December 2009. Five notes with maturity dates that have passed are currently in default with the remaining note due on demand and thus all notes are classified as current liabilities. At June 30, 2012 and December 31, 2011, notes payable amounted to $597,860. Below is a table summarizing the notes owed by the Company.

		Interest Expense
Principal	Interest Rate	6/30/2012	6/30/2011	Maturity
$292,860	9.00%	$13,178	$13,178	6/27/2010
192,000	0%	6,720	6,720	On Demand(1)
18,000	6.00%	540	540	9/1/2002
30,000	6.00%	900	900	9/12/2002
25,000	5.00%	626	626	8/31/2000
40,000	7.00%	1,400	1,400	7/10/2002
$597,860		$23,364	$23,364

(1)	Imputed interest due to 0% interest rate

(b)	CONVERTIBLE NOTES PAYABLE:

During the six months ended June 30, 2012, the Company converted three remaining convertible notes into common stock of the Company. The terms of the convertible note agreements required a conversion rate at double the market value of the shares at the conversion date. Accordingly, the Company issued 2,689,874 shares for the remaining $50,000 in convertible debt and $1,584 in accrued interest. No gain or loss was recognize from the conversion.

During the three months ended June 30, 2012, the Company engaged in a note agreement with a Company for $100,000. The note is convertible into common shares of the Company at a rate of $.005, to include all fees and interest. The Company has recorded a $100,000 discount on the Convertible Note due to this beneficial conversion feature. The discount will be accreted over the term of the note which is 8 months. The note was originated on April 12, 2012. During the second quarter, the Company amortized the note discount in the amount of $32, 917, thus the net note balance at June 30, 2012 is $32,917.

The beneficial conversion feature was calculated by computing the number of shares the note would convert into upon conversion times the market price of the stock on the date of the note issuance, less the note amount. The beneficial conversion feature amount is the difference between the note amount and the value of the shares to be issued upon conversion. The beneficial conversion feature was valued at $350,000, however the note discount cannot exceed the face amount of the note, therefore the discount was limited to and recorded at $100,000.

TREE TOP INDUSTRIES, INC.

(A Development Stage Company)

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

On February 6, 2012, the Board of Directors authorized the issuance of 1,500,000 shares of common stock to a consultant for services performed. The shares were valued at the market price on the day of issuance, in the amount of $60,000.

On February 14, 2012, the Board of Directors authorized the issuance of 2,689,874 shares to convert three convertible notes totaling $50,000 in principal and $1,584 in accrued interest. The number of shares issued were within the terms of the convertible note agreement therefore no gain or loss was recorded on the conversion.

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

On June 6, 2012, the Board of Directors authorized the issuance of 2,500,000 shares of common stock to an investor relation firm for services performed. The Company recorded $87,500 in professional fees for these services. The shares were valued at the market price on the day of issuance.

During the quarter ended June 30, 2012, the Company recorded the vesting of deferred stock compensation as earned, in the amount of $8,700. The shares earned were valued at the closing market price on June 30, 2012.

During the six months ended June 30, 2012, the Company recorded imputed interest on a non-interest bearing note in the amount of $6,720, with an increase in paid in capital.

During the three and six months ended June 30, 2012, the Company did not issue any stock options or warrants.

NOTE 7 - INVESTMENTS AT COST

In April 2012, the Company made an investment in an LLC organized to purchase pre-IPO shares of Facebook (FB). The buy-in price was $100,000, and required a 5% initiation fee. The membership interest was then convertible into shares of Facebook six months after the IPO at a rate of 1 to 1. The Company has recorded this investment as an investment at cost due to the restricted nature, and the fact that the shares must convert to FB shares before they can be classified as marketable securities and be recorded at Fair Market Value. The 5% fee was subtracted from the original cost and the investment is recorded on the books at $95,256.

NOTE 8 - LEGAL ACTIONS

In April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced by TTI pursuant to a Bridge Loan Term Sheet.  In June 2012 GeoGreen filed a cross-complaint against TTI and related parties.  Although litigation is inherently unpredictable, TTI is confident in its position, and intends to vigorously pursue the action and defend the cross-complaint.

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

The Company also owns NetThruster, Inc., a Nevada corporation (NetThruster”), which was formally known as Ludicrous, Inc. (Ludicrous”).  On January 28, 2011, the Board of Directors of Tree Top adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (NetThruster”), in a spin-off to Tree Top’s shareholders on a pro rata basis (the Spin-Off”).  Thereafter, NetThruster would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster.  Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin. Pursuant to a subsequent Board of Directors meeting,  it was approved that the Company will indefinitely postpone the spin-out of Net Thruster.

On April 18, 2011, Tree Top signed a non-binding term sheet agreement with Sky Corporation, doo, a Belgrade, Serbia based event production and management company. Sky Corporation is a distributor of professional musical equipment across the Adriatic region, and is the largest retailer of musical instruments and equipment in Serbia. Sky Corporation is a distributor for over 80 brands in the fields of music and light equipment. Sky Solutions doo, a division of Sky Corporation, is one of the largest production companies in Eastern Europe. Adriatic Region Distribution doo, a division of Sky Corporation, is a regional distribution company for musical and sound/light equipment. Sky Music, doo is another division of Sky Corporation. Sky Music, doo’s main activity is selling professional audio and light equipment, as well as installing it in discothèques, clubs, public institutions, venues, and concert halls. Sky Corporation’s growth plan calls for double digit growth over the next three years and a planned expansion into the rest of Eastern Europe and eventually to Western Europe. The term agreement expired on July 18, 2011, but Tree Top and Sky Corporation signed an extension to the Letter of Intent on November 15, 2011. The extension has expired.

On May 25, 2011, Tree Top signed a two year licensing agreement with WorldWithoutBlindness (WWB”) for the right to market and sell their patented eye screening equipment on a global basis outside the United States, for a period of two years. Eye Care Centers International, Inc . was formed to support the further growth and development of (WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world. The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old. The screening can accurately indicate predisposition for glaucoma and other eye diseases which can lead to blindness, as well as a host of other possible diseases, completely unrelated to eyesight. Tree Top’s management, upon approval by the board of directors, made a trip to Canar, Ecuador, among other cities, to observe how how the test markets would be set up.

On October 12, 2011, Tree Top signed a binding term sheet agreement with Adesso Biosciences, Ltd. to acquire 93% of the outstanding stock of Adesso Diagnostics, LLC and 47.5% of the outstanding stock of Adeda Therapeutics, Ltd., both subsidiaries of Adesso Biosciences Ltd. Adesso Diagnostics is the holder of an exclusive license with Columbia University for two patents in the fields of molecular science and nanoscience. Adeda Therapeutics is involved in the development of a novel sinus medication system. Tree Top and Adesso Biosciences are presently engaged in the mutual due diligence phase of the acquisition, with an expected close during the third quarter of 2012.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies as of June 30, 2012 and for the six months then ended.

Results of Operations for the Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

We had no revenues in the three months ended June 30, 2012 and 2011. Our operating expenses increased from $279,634 to $311,006 during these periods.  The increase is primarily due to the increase in compensation and professional fees recorded from the market value of shares issued to consultants to the Company.    Our net loss was $(359,284) in the three months ended June 30, 2012 as compared to a net loss of $(343,488) in the same period of 2011. The decrease in interest expense of $15,576 for the three months ended June 30, 2012 as compared to June 30, 2011, was due to the decreased amount of accretion of the note discounts created by beneficial conversion features on convertible debt issued in March of 2011 versus April 2012.

Results of Operations for the Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

We had no revenues in the six months ended June 30, 2012 and 2011. Our operating expenses increased from $661,952 to $845,001 during these periods.  The increase is primarily due to the increase in compensation and professional fees recorded from the market value of shares issued to consultants to the Company.    Our net loss was $(908,755) in the six months ended June 30, 2012 as compared to a net loss of $(753,629) in the same period of 2011. The decrease in interest expense of $27,923 for the six months ended June 30, 2012 as compared to June 30, 2011, was due to the decrease in accretion of the note discounts created by beneficial conversion features on convertible debt issued in March of 2011 versus April 2012.

Liquidity and Capital Resources

The Company's cash position was $93 at June 30, 2012 compared to $517 at December 31, 2011. As of June 30, 2012, the Company had current assets of $93 and current liabilities of $5,050,864 compared to $517 and $4,645,022 respectively as of December 31, 2011.  This resulted in a working capital deficit of $5,050,771 at June 30, 2012 and $4,644,505 at December 31, 2011.

Net cash used in operating activities amounted to $89,594 for the six month period ended June 30, 2012, as compared to $152,810 of net cash used in operations for the six month period ended June 30, 2011.  Net cash used in operating activities decreased by $63,216.

Net cash used in investing activities amounted to $95,256 and $0 for the six months ended June 30, 2012 and 2011, respectively. The Company purchased a restricted membership interest in an LLC for $95,256 after fees. The membership interest will convert to free trading common stock of Facebook after six months.

Net cash provided by financing activities amounted to $184,426 and $150,414 for the six months ended June 30, 2012 and 2011, respectively. The increase from 2011 to 2012 resulted primarily from the increase in cash received from notes payable and common stock, with a decrease in related party loans.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2012 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.   The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

PART II    OTHER INFORMATION

Item 1.      Legal Proceedings

In April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced by TTI pursuant to a Bridge Loan Term Sheet.  In June 2012 GeoGreen filed a cross-complaint against TTI and related parties.  Although litigation is inherently unpredictable, TTI is confident in its position, and intends to vigorously pursue the action and defend the cross-complaint.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of common stock were issued during the six months ended June 30, 2012 without registration:

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

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)           Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of incorporation of Tree Top Industries, as amended (1)
3.2	By-Laws (2)
10.1	Employment Agreement, dated October 1,2007, by and between Tree Top Industries, Inc. and David Reichman (3)
10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)
10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Tree Top Industries, Inc. and GeoGreen Biofuels, Inc.(5)
10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Tree Top Industries, Inc. and Asia Pacific Capital Corporation(6)
10.5	Distribution Agreement, by and between Tree Top Industries, Inc. and NetThruster, Inc., dated February 9, 2011(7)
10.6	Term Agreement by and between Tree Top Industries, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)
10.7	Term Agreement by and between Tree Top Industries, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)
21.1	Subsidiaries of the registrant.

-1	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.

-2	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

-3	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

-4	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

-5	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

-6	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

-7	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

-8	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

-9	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2012	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 14, 2012
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 14, 2012
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 14, 2012
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: August 14, 2012
Donald Gilbert, Director & Treasurer

By:	/s/ Robert Hantman	Dated: August 14, 2012
Robert Hantman, Director

- 18 -