Form 10-Q
period 2012-09-30
TREE TOP INDUSTRIES, INC.
filed 2012-11-14
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2012
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

As of November 5, 2012, the number of shares outstanding of the registrant’s class of common stock was 525,070,455.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011, and From Inception of the Development Stage on August 1, 2007 through September 30, 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and From Inception of the Development Stage on August 1, 2007 through September 30, 2012	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II OTHER INFORMATION		17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I.                      FINANCIAL INFORMATION
Item 1.    Financial Statements

TREE TOP INDUSTRIES, INC.
 (A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	-	$517

Total Current Assets	-	517

PROPERTY AND EQUIPMENT (NET)	14,946	39,518

INVESTMENTS AT COST	95,256	-

TOTAL ASSETS	$110,202	$40,035

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	706,789	676,853
Accrued interest	157,831	134,179
Due to officers and directors	3,737,774	3,186,130
Convertible Notes (Net of discount)	70,834	50,000
Notes Payable	32,000
Notes payable- in default	597,860	597,860

Total Current Liabilities	5,303,088	4,645,022

Total Liabilities	5,303,088	4,645,022

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share, 1,000,000,000 shares authorized; 565,070,455 and 379,380,276 issued, 525,070,455 and 339,380,276 outstanding, respectively	565,070	379,380
Additional paid-in-capital	144,082,093	140,263,974
Unearned ESOP shares	(1,700,000)	(1,700,000)
(Deficit) Accumulated During the Development Stage	(148,140,051)	(143,548,341)

Total Stockholders' Deficit	(5,192,888)	(4,604,987)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$110,202	$40,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)

					From Inception
					on August 1,
	For the Three Months		For the Nine Months		2007 through
	Ended September 30,		Ended September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$2,967

COST OF SALES		-	-	-	-

GROSS PROFIT (LOSS)		-	-	-	2,967

OPERATING EXPENSES

General and administrative	146,532	36,246	222,948	203,566	5,946,638
Impairment of assets	-	-	-	-	2,275,000
Compensation and professional fees	3,074,648	351,240	3,826,852	829,490	139,097,795
Depreciation	8,191	8,190	24,572	24,571	151,449

Total Operating Expenses	3,229,371	395,676	4,074,372	1,057,627	147,470,882

LOSS FROM OPERATIONS	(3,229,371)	(395,676)	(4,074,372)	(1,057,627)	(147,467,915)

OTHER INCOME (EXPENSE)

Loss on disposal of assets		-	-	-	(2,915)
Gain on debt forgiveness		-	-	-	63,865
Interest income		-	-	-	9
Financing expenses	(400,000)		(400,000)		(400,000)
Interest expense	(53,585)	(66,194)	(117,339)	(157,872)	(333,095)

Total Other Income (Expense)	(453,585)	(66,194)	(517,339)	(157,872)	(672,136)

NET LOSS BEFORE INCOME TAXES	(3,682,956)	(461,870)	(4,591,711)	(1,215,499)	(148,140,051)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,682,956)	$(461,870)	$(4,591,711)	$(1,215,499)	$(148,140,051)

LOSS PER SHARE - BASIC & DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	443,376,395	310,287,702	346,691,563	285,320,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			From Inception
			on August 1,
	For the Nine Months		2007 through
	Ended September 30,		September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,591,711)	$(1,215,499)	$(148,140,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	-	192,000
Depreciation and amortization	24,570	24,571	151,447
Stock issued for option cancellation	-	-	115,201
Shares owed for services	-	26,800	-
Stock issued for rent	100,000	-	137,500
Gain on debt settlement	-	-	(63,865)
Stock options granted for services rendered	-	-	44,870,540
Impairment of intangible assets	-	-	2,275,000
Common stock issued for services rendered	3,717,144	287,508	93,496,649
Shares issued for finance charges	-	37,500
Imputed interest on loan	10,080	10,080	35,967
Loss on diposal of fixed assets	-	-	2,915
Amortization of debt discount	70,834	75,000	145,834
Change in operating assets and liabilities, net of acquisition:
Increase (decrease) in accounts payable and accrued expenses	576,367	576,202	3,441,069

Net Cash Used in Operating Activities	(92,716)	(177,838)	(3,339,794)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable	-	-	(192,000)
Cash received in acquisition	-	-	44,303
Cash paid for investments	(95,256)		(95,256)
Purchases of property and equipment	-	-	(169,310)

Net Cash Used in Investing Activities	(95,256)	-	(412,263)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders	-	-	50,375
Cash received from issuance of common stock	25,000	-	1,712,700
Cash received from notes payable	132,000	75,000	691,860
Cash paid to related party loans	(80,775)	(111,443)	(518,981)
Cash received from related party loans	111,229	211,607	1,816,103

Net Cash Provided by Financing Activities	187,454	175,164	3,752,057

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(518)	(2,674)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	517	2,674	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$(1)	$-	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of sub	$-	$-	$2,275,000
Common stock issued to ESOP	$-	$-	$1,700,000
Conversion of Debentures	$50,000	$26,647	$75,000
Note discount from beneficial conversion feature	$100,000	75,000	$100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2012 and 2011
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the third quarter 2012 that would have a material effect on the accounting policies of the Company when adopted.

Investments at Cost Held to Maturity
The Company records restricted, non-marketable securities with less than 20% ownership, at cost. These investments are reviewed periodically for impairment, and if not temporary in nature will be written down to a fair market value.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2012 and 2011

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

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2012 and December 31, 2011.

The following table presents the Company’s Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2012 and  December 31, 2011:

	Level 1	Level 2	Level 3
Notes payable -- 2012	-0-	-0-	$700,694
Notes payable -- 2011	-0-	-0-	$647,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2012 and December 31, 2011:

Notes payable
Balance, December 31, 2011	$647,860
Issuance of convertible notes (net of discount)	70,834
Conversion of convertible Debt	-50,000
Issuance of notes payable	32,000
Balance, September 30, 2012	$700,694

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At September 30, 2012 and 2011, no excess existed. There were no cash equivalents at September 30, 2012 and 2011.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2012 and 2011, no common equivalent shares were excluded from the calculation. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Three Months Ended
	September 30,
	2012	2011
Loss (numerator)	$(3,682,956)	$(461,870)
Shares (denominator)	443,376,395	310,287,702
Basic and diluted loss per share	$(0.01)	$(0.00)

	For the Nine Months Ended
	September 30,
	2012	2011
Loss (numerator)	$(4,591,710)	$(1,215,499)
Shares (denominator)	346,691,563	285,320,414
Basic and diluted loss per share	$(0.01)	$(0.00)

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of September 30, 2012 of $3,737,774 consisted of advances, payables and accrued wages to David Reichman, the Company’s Chief Executive Officer of $3,234,017 and accrued wages to Kathy Griffin, the Company’s President of $503,757. As of December 31, 2011, the related party balance was $3,186,130, consisting of a balance due David Reichman of $2,817,373, and a balance due Kathy Griffin of $368,757. During the nine month period ended September 30, 2012, Mr. Reichman advanced the company $111,229 and was repaid $80,775.  The amounts due to the officers are due on demand, have no formal agreements, and accrue interest equal to that being charged individually on the debt. Interest accrued during the nine months ended June 30, 2012 was $11,190, for credit cards used on the Company’s behalf.

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured, with original due dates between August 2000 and December 2009. Five notes with maturity dates that have passed are currently in default with the remaining note due on demand and thus all notes are classified as current liabilities. At September 30, 2012 and December 31, 2011, notes payable amounted to $629, 860 and $597,860, respectively. Below is a table summarizing the notes owed by the Company.

		Interest Expense
Principal	Interest Rate	9/30/2012	9/30/2011	Maturity
$292,860	9.00%	$19,767	$19,767	6/27/2010
192,000	0%	10,080	10,080	On Demand(1)
18,000	6.00%	810	810	9/1/2002
30,000	6.00%	1,350	1,350	9/12/2002
25,000	5.00%	939	939	8/31/2000
40,000	7.00%	2,100	2,100	7/10/2002
12,000	6.00%	67	-	4/28/2013
20,000	6.00%	46	-	5/17/2013
$629,860		$35,159	$35,046

On October 28, 2012, and September 17, 2012, the Company received proceeds from notes payable from the same entity. The note amounts were $12,000 and $20,000 respectively, and both bear interest at 6%. The notes mature on 4/28/13 and 5/17/13, respectively, and are unsecured.

(1)	Imputed interest due to 0% interest rate

(b)	CONVERTIBLE NOTES PAYABLE:

During the nine months ended September 30, 2012, the Company converted three convertible notes into common stock of the Company. The terms of the convertible note agreements required a conversion rate at double the market value of the shares at the   conversion date. Accordingly, the Company issued 2,689,874 shares for $50,000 in convertible debt and $1,584 in accrued interest. No gain or loss was recognize from the conversion.

During the nine months ended September 30, 2012, the Company engaged in a note agreement with a Company for $100,000. The note is convertible into common shares of the Company at a rate of $.005, to include all fees and interest. The Company has recorded a $100,000 discount on the Convertible Note due to this beneficial conversion feature. The discount will be accreted over the term of the note which is 8 months. The note was originated on April 12, 2012. During the second and third quarters, the Company amortized the note discount in the amount of $70,834, thus the net note balance at September 30, 2012 is $70,834.

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
September 30, 2012 and 2011
(Unaudited)

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

During the nine months ended September 30, 2012, the Company recorded imputed interest on a non-interest bearing note in the amount of $10,080, with an increase in paid in capital.

On August 8, 2012, the Board of Directors authorized the issuance of 161,500,000 shares of common stock to various individuals and entities for professional services, rent, charitable contributions and financing fees. The Company recorded $2,710,000         in professional fees, $100,000 for rent expense, $20,000 for charitable contributions and $400,000 for financing fees. The shares were valued at the market price on the day of authorization.

On August 13, 2012, the Board of Directors authorized the issuance of 10,000,000 shares of common stock for services rendered by several individuals. The Company recorded $145,000 in professional fees related to this issuance. The shares were valued at the market price on the day of authorization.

On August 14, 2012, the Board of Directors authorized the issuance of 3,968,254 shares of common stock for services rendered by  AGS Capital Partners.   The Company recorded $39,286 for the professional services. The shares were valued at the market price on the day of authorization.

During the quarter ended September 30, 2012, the Company recorded the vesting of deferred stock compensation as earned, in the amount of $4,800. The shares earned were valued at the closing market price on September 30, 2012.

During the three and nine months ended September 30, 2012, the Company did not issue any stock options or warrants.

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

NOTE 8 - LEGAL ACTIONS

During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet.  Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively. GeoGreen has filed a cross-complaint against the Company and its two officers, the Chief Executive Officer and the President.

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

On October 12, 2011, Tree Top signed a binding term sheet agreement with Adesso Biosciences, Ltd. to acquire 93% of the outstanding stock of Adesso Diagnostics, LLC and 47.5% of the outstanding stock of Adeda Therapeutics, Ltd., both subsidiaries of Adesso Biosciences Ltd. Adesso Diagnostics is the holder of an exclusive license with Columbia University for two patents in the fields of molecular science and nanoscience. Adeda Therapeutics is involved in the development of a novel sinus medication system. Tree Top and Adesso Biosciences are presently engaged in the mutual due diligence phase of the acquisition..

On August 15, 2012, Tree Top Industries, (“Tree Top”) entered into a reserve equity financing agreement (the “Financing Agreement”) with AGS Capital Group, LLC, (“AGS”). Pursuant to the Financing Agreement, Tree Top has the right, but not the obligation, to issue $10,000,000 of Tree Top’s common stock to AGS over the course of 3 years.   Tree Top has full control and discretion over the timing and amount of any shares that they sell to AGS.  For each advance, Tree Top may issue an amount of stock equal to $250,000. Such advance will not exceed more than 200% of the average daily trading volume for the previous 15 trading days. The purchase price of the shares shall be set at ninety percent (90%) of the lowest of the best closing bid prices of the stock during the fifteen consecutive weekday trading days immediately after the date on which Tree Top provides an advance notice. Tree Top, at its option, may select a safety net price for any specified advance, below which Tree Top will not sell shares to AGS under that advance in which case the maximum volume of shares advanced will be reduced pro-rata for any days the stock price trades below such safety net price.

Also on August 15, 2012, Tree Top entered into a registration rights agreement with AGS (the “RRA,” and along with the Financing Agreement, the “Agreements”).  According to the RRA, Tree Top must file a registration statement on Form S-1, registering the shares of common stock which may be issued to AGS pursuant to the Financing Agreement within thirty (30) days of the date of the RRA.

Prior to the date of the Agreements, AGS had no interaction, other than the negotiation of the Agreements, with Tree   Top.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to our critical accounting policies as of September 30, 2012 and for the nine months then ended.

Results of Operations for the Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

We had no revenues in the three months ended September 30, 2012 and 2011. Our operating expenses increased from $395,676 to $3,229,371 during these periods.  The increase is primarily due to the increase in compensation and professional fees recorded from the market value of shares issued to consultants to the Company. Our net loss was $(3,682,956) in the three months ended September 30, 2012 as compared to a net loss of $(461,870) in the same period of 2011. The decrease in interest expense of $12,609 for the three months ended September 30, 2012 as compared to September 30, 2011, was due to the decreased amount of accretion of the note discounts created by beneficial conversion features on convertible debt issued in March of 2011 versus April 2012.

Results of Operations for the Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

We had no revenues in the nine months ended September 30, 2012 and 2011. Our operating expenses increased from $1,057,627 to $4,074,371 during these periods.  The increase is primarily due to the increase in compensation and professional fees recorded from the market value of shares issued to consultants to the Company.    Our net loss was $(4,591,710) in the nine months ended September 30, 2012 as compared to a net loss of $(1,215,499) in the same period of 2011. The decrease in interest expense of $40,533 for the nine months ended September 30, 2012 as compared to September 30, 2011, was due to the decrease in accretion of the note discounts created by beneficial conversion features on convertible debt issued in March of 2011 versus April 2012.

Liquidity and Capital Resources

The Company's cash position was $0 at September 30, 2012 compared to $517 at December 31, 2011. As of September 30, 2012, the Company had current assets of $0 and current liabilities of $5,303,089 compared to $517 and $4,645,022 respectively as of December 31, 2011.  This resulted in a working capital deficit of $5,303,089 at September 30, 2012 and $4,644,505 at December 31, 2011.

Net cash used in operating activities amounted to $92,715 for the nine month period ended September 30, 2012, as compared to $177,838 of net cash used in operations for the nine month period ended September 30, 2011.  Net cash used in operating activities decreased by $85,123.

Net cash used in investing activities amounted to $95,256 and $0 for the nine months ended September 30, 2012 and 2011, respectively. The Company purchased a restricted membership interest in an LLC for $95,256 after fees. The membership interest will convert to free trading common stock of Facebook after six months.

Net cash provided by financing activities amounted to $187,454 and $175,164 for the nine months ended September 30, 2012 and 2011, respectively. The increase from 2011 to 2012 resulted primarily from the increase in cash received from notes payable and common stock, with a decrease in related party loans.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2012 these disclosure controls and procedures were ineffective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.   The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting.

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

PART II    OTHER INFORMATION
Item 1.      Legal Proceedings

During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet.  Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively. GeoGreen has filed a cross-complaint against the Company and its two officers, the Chief Executive Officer and the President.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following shares of common stock were issued during the nine months ended September 30, 2012 without registration:

On February 14, 2012, the Board of Directors authorized the issuance of 1,282,051 shares for cash of $25,000, pursuant to the Adesso agreement described in Item 2.

Item 3.     Defaults Upon Senior Securities
.
The Company has the following note payable obligations in default: Note payable to RA Beeso due June 27, 2010, with interest accrued at 9% per annum, unsecured , unpaid to date and in default.	292,860

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Totals	$405,860

None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note.
Item 5.     Other Information

Not Applicable

Item 6.     Exhibits

(a)	Exhibits

3.1	Articles of incorporation of Tree Top Industries, as amended (1)
3.2	By-Laws (2)
10.1	Employment Agreement, dated October 1,2007, by and between Tree Top Industries, Inc. and David Reichman (3)
10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)
10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Tree Top Industries, Inc. and GeoGreen Biofuels, Inc.(5)
10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Tree Top Industries, Inc. and Asia Pacific Capital Corporation(6)
10.5	Distribution Agreement, by and between Tree Top Industries, Inc. and NetThruster, Inc., dated February 9, 2011(7)
10.6	Term Agreement by and between Tree Top Industries, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)
10.7	Term Agreement by and between Tree Top Industries, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)
10.8	Registration Rights Agreement between Tree Top Industries, Inc. and AGS Capital Group, LLC, dated August 15, 2012 (10)
10.9	Reserve Equity Financing Agreement between Tree Top Industries, Inc. and AGS Capital Group, LLC, dated August 15, 2012 (11)
21.1	Subsidiaries of the registrant.

-1	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.

-2	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

-3	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

-4	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

-5	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

-6	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

-7	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

-8	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

-9	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

-10	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

-11	Filed August 21, 2012 as an exhibit to a Form 8 –K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2012	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 14, 2012
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 14, 2012
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 14, 2012
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: November 14, 2012
Donald Gilbert, Director & Treasurer

By:	/s/ Robert Hantman	Dated: November 14, 2012
Robert Hantman, Director