Form 10-K
period 2012-12-31
TREE TOP INDUSTRIES, INC.
filed 2013-04-16
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,250,000 as of June 30, 2012 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 5,949,097 shares outstanding of the registrant’s common stock as of April 15, 2013.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (“BAT”),, Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc., a Delaware corporation are also wholly owned subsidiaries of Tree Top Industries, Inc. Several of these subsidiaries have been formed by Tree Top in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

Effective August 12, 2009, Tree Top completed a stock exchange with BAT, BioEnergy Systems Management Inc., Wimase Limited and Energetic Systems Inc., LLC. whereby Tree Top acquired 100% of the issued and outstanding stock of BAT.  BAT is the originator of various proprietary, clean-tech, environmentally friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification. BAT also maintains unique electrolytic technology that simplifies the production of bio fuels, specifically biodiesel and its byproducts.  Tree Top acquired all of the issued and outstanding shares of BAT. Tree Top issued 35,000 shares of its common stock, par value $.001 per share, to the stockholders of BAT in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT by such stockholders.

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

The Company also owns NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”). On January 28, 2011, the Board of Directors of Tree Top adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster”), in a spin-off to Tree Top’s shareholders on a pro rata basis (the “Spin-Off”). Thereafter, NetThruster would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster. Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin. On February 9, 2011, Tree Top entered into a distribution agreement with NetThruster (the “Distribution Agreement”). The Spin-Off is governed by the Distribution Agreement. A copy of the Distribution Agreement is attached hereto as exhibit 10.5. The Spin-Off was disclosed in a Form 8-K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity.

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

 On April 18, 2011, Tree Top signed a non-binding term sheet agreement with Sky Corporation, doo, a Belgrade, Serbia based event production and management company. Sky Corporation is a distributor of professional musical equipment across the Adriatic region, and is the largest retailer of musical instruments and equipment in Serbia. Sky Corporation is a distributor for over 80 brands in the fields of music and light equipment. Sky Solutions doo, a division of Sky Corporation, is one of the largest production companies in Eastern Europe. Adriatic Region Distribution doo, a division of Sky Corporation, is a regional distribution company for musical and sound/light equipment. Sky Music, doo is another division of Sky Corporation. Sky Music, doo’s main activity is selling professional audio and light equipment, as well as installing it in discothèques, clubs, public institutions, venues, and concert halls. Sky Corporation’s growth plan calls for double digit growth over the next three years and a planned expansion into the rest of Eastern Europe and eventually to Western Europe. The term agreement expired on July 18, 2011, but Tree Top and Sky Corporation signed an extension to the Letter of Intent on November 15, 2011. The extension has since expired.

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

On May 25, 2011, Tree Top signed a licensing agreement with WorldWithoutBlindness (“WWB”) for the right to market and sell their patented eye screening equipment on a global basis outside the United States, for a period of two years. Eye Care Centers International, Inc . was formed to support the further growth and development of (“WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world. The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old. The screening can accurately indicate predisposition for glaucoma and other eye diseases which can lead to blindness, as well as a host of other possible diseases, completely unrelated to eyesight. Tree Top’s management, upon approval by the board of directors, made a trip to Canar, Ecuador, among other cities, to observe how how the test markets would be set up. The Company is currently formulating the test results from the past year to evaluate it’s economic viability.

On October 12, 2011, Tree Top signed a binding term sheet agreement with Adesso Biosciences, Ltd. to acquire 93% of the outstanding stock of Adesso Diagnostics, LLC and 47.5% of the outstanding stock of Adeda Therapeutics, Ltd., both subsidiaries of Adesso Biosciences Ltd. Adesso Diagnostics is the holder of an exclusive license with Columbia University for two patents in the fields of molecular science and nanoscience. Adeda Therapeutics is involved in the development of a novel sinus medication system. Tree Top and Adesso Biosciences engaged in the mutual due diligence phase of the acquisition; as of yet, the expected acquisition has not closed, nor is it expected to close in the first quarter of 2013.

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of shares of Tree Top’s common stock as described in the asset purchase agreement, which was disclosed in an 8 – K and is attached as an exhibit incorporated by reference.  Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $200,000 in fees  are due to the previous operator. The Company is aggressively defending the action, however at December 31, 2012, due to the lien, the Company impaired the recorded cost, leaving no value associated with the acquisition. See Note 11 for detail of the assets acquired from ARUR.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. GoHealthMD, Inc. continues to exist as a wholly owned subsidiary of Tree Top Industries, Inc. NetThruster, Inc., MLN, Inc. BioEnergy Applied Technologies, Inc., . , Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc., and TTII Oil & Gas, Inc., a Delaware corporation, are also wholly owned subsidiaries of Tree Top Industries, Inc.

Effective October 19, 2007, TTI entered into an Agreement and Plan of Reorganization (the “Agreement”) with all of the stockholders of Ludicrous pursuant to which TTI agreed to acquire all of the issued and outstanding common stock of Ludicrous from the stockholders in consideration for the issuance of a total of 680,000 newly issued shares of TTI’s common stock, allocated among the stockholders of Ludicrous on a pro rata basis. Accordingly, after the closing of the stock exchange on November 1, 2007 as contemplated by the Agreement, Ludicrous became a wholly owned subsidiary of TTI, and the prior shareholders of Ludicrous became the majority shareholders of TTI. In the Agreement, the stockholders of Ludicrous agreed to confer upon a designee of TTI, voting power over their shares of TTI’s common stock acquired by them for a period equal to the lesser of (i) two years or (ii) the sale of the common stock by the stockholder in accordance with Rule 144 of the Securities Act of 1933. However, the shares of the two (2) largest stockholders, James Black, and The Davis Family, who held an aggregate of over 80% of the issued and outstanding shares of common stock of Ludicrous, were each required to execute a two (2) year lock-up agreement. The business combination between TTI and Ludicrous closed on November 1, 2007, and David Reichman, the Chief Executive Officer of TTI, was designated by TTI to be the voting trustee for 680,000 outstanding shares of TTI currently owned by the prior stockholders of Ludicrous. Subsequently, due to the departure of James Black and the non-development and deployment of the technology, approximately 72% or 490,000 shares were cancelled and or returned to the Company.

On April 24, 2009, Tree Top entered into a stock exchange agreement (the “Exchange Agreement”) with BAT, BioEnergy Systems Management Inc ., Wimase Limited and Energetic Systems Inc., LLC. Under the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of BAT.  The acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company. The Exchange Agreement called for the issuance of a total of 35,000 shares of common stock of the Company, par value $.001 per share, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT to the Company.

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

As of December 31, 2012, Tree Top had received no patents in the United States and no patents in foreign jurisdictions. Tree Top has no pending patent applications in the United States and no pending patent applications in foreign jurisdictions. It had received no trademarks and had no pending trademark applications in the United States. It had no pending trademark applications in foreign countries and no non-U.S. trademark applications had been issued.

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

Oil & Gas Properties

Oil and gas properties are subject to various levels of government controls and regulations in the United States. Legislation affecting the oil and gas industry has been pervasive and is under constant review for amendment or expansion. Pursuant to such legislation, numerous federal, state and local departments and agencies have issued extensive rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply. Such laws and regulations have a significant impact on oil and gas drilling, gas processing plants and production activities, increase the cost of doing business and, consequently, affect profitability. Inasmuch as new legislation affecting the oil and gas industry is commonplace and existing laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations. A breach or violation of such laws and regulations may result in the imposition of fines and penalties. At present, we do not believe that compliance with environmental legislation and regulations will have a material effect on our operations; however, any changes in environmental legislation or regulations or in our activities may cause compliance with such legislation and/or regulation to have a material impact on our operation. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner that means stricter standards, and enforcement, fines and penalties for non-compliance are becoming more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations. We intend to ensure that we comply fully with all environmental regulations relating to our operations.

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

Oil & Gas Properties:

Oil and gas exploration, and acquisition of undeveloped properties are highly competitive and speculative businesses. We compete with a number of other companies, including major oil and gas companies and other independent operators that are more experienced and which have greater financial resources. We do not hold a significant competitive position in the oil and gas industry.

Employees

As of December 31, 2012, we employed two people on a full-time basis.  Both employees are in executive positions. We project that during the next 12 months, our workforce is likely to increase. To support our need for technical staffing, we have established relationships with technical staffing organizations that continuously offer qualified personnel to meet our requirements.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our potential future customers.

ITEM 2. PROPERTIES

Currently, TTI does not lease, rent or own any property, other than its office which acts only as a mail receipt center.

ITEM 3. LEGAL PROCEEDINGS

During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet. GeoGreen filed a cross-complaint against the Company and two of its officers. GeoGreen later amended its cross-complaint to state claims against third parties. Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively. Written discovery has been exchanged, but depositions have not yet been taken. Trial is set for November 18, 2013.

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $200,000 in fees are due to the previous operator. The Company is aggressively defending the action.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

TTI’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board (“OTCQB”) and the Financial Industry Regulatory Authority Bulletin Board (“OTC Bulletin Board”) under the symbol “TTII.” Prior to 2010, there was limited trading of TTI’s common stock. Liquidity improved in 2010. The following table sets forth high and low sales prices of TTI common stock for each fiscal quarter for the last two fiscal years as reported by the OTCBB Bulletin Board, based on closing prices. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The stock prices have been restated for the 100 to 1 reverse stock split..

Year Ended December 31, 2011	High	Low
First Quarter ended March 31, 2011	$11.00	$1.50
Second Quarter ended June 30, 2011	$2.30	$1.00
Third Quarter ended September 30, 2011	$1.60	$.70
Fourth Quarter ended December 31, 2011	$4.00	$1.20

Year Ended December 31, 2012	High	Low
First Quarter ended March 31, 2012	$4.18	$3.30
Second Quarter ended June 30, 2012	$5.00	$2.40
Third Quarter ended September 30, 2012	$3.00	$.32
Fourth Quarter ended December 31, 2012	$1.60	$.74

As of April 15, 2013, there were approximately 546 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of April 15, 2013, there were approximately 5,949,097 shares of TTI’s common stock outstanding on record.

Dividends

TTI has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar
.
The transfer agent and registrar for TTI’s common stock is Direct Transfer, LLC, issuerservices@issuerdirect.com, telephone 919-460-4000.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2012.

Sales of Our Unregistered Securities during 2012 Not Previously Disclosed

In January 2012, the Company issued 346,139 shares to be held in escrow for the close of the Adesso agreement. These shares are not considered issued and outstanding.

On February 6, 2012, the Board authorized the issuance of 15,000 shares to a consultant, valued at $60,000, the market value on the day of grant.

On February 14, 2012, the Board authorized the issuance of 26,898 for the conversion of a convertible note payable and interest in the amount of $51,583.

On February 14, 2012, the Board authorized the issuance of 12,820 for cash of $25,000 pursuant to the Adesso acquisition agreement.

On March 2, 2012, the Board authorized the issuance of 7,500 shares for services valued at $30,000, the market value on the day of grant.

On March 28, 2012, the Board authorized the issuance of 15,000 shares for legal services valued at $60,000, the market value on the day of grant.

On June 6, 2012, the Board authorized the issuance of 25,000 shares for services valued at $87,500, the market value on the day of grant.

On August 8, 2012, the Board authorized the issuance of 1,615,000 shares for services, rent and charitable contributions, valued at $3,230,000, the market value on the day of grant.

On August 13, 2012, Board authorized the issuance of 100,000 shares for services valued at $145,000, the market value on the day of grant.

On August 14, 2012, Board authorized the issuance of 39,682 shares for services valued at $39,286, the market value on the day of grant.

On October 29, 2012, the Board authorized the issuance of 400,000 shares to the Company’s Employee Stock Option Trust account. The issuance was valued at $476,000, the fair market price listed on the day of issuance. Pursuant to the guidance in SOP 93-6, the value of the shares issued into the ESOP account is recorded as a contra equity account rather than an asset.

On October 29, 2012, Board authorized the issuance of 50,000 shares for services valued at $59,500, the market value on the day of grant.

On December 28, 2012, the Board effected a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated to reflect the split. 54 fractional shares were issued pursuant to the stock split.

On December 29, 2012, the Board authorized the issuance of 113,000 shares for services valued at $146,900, the market value on the day of grant.

On December 31, 2012, the Board authorized the issuance of 466,853 shares for the assets of ARUR. The value assigned to the assets was $513,538, the market value on the day of grant.

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

a)	volatility or decline of Tree Top’s stock price; potential fluctuation of quarterly results;

b)	Potential fluctuation of quarterly results;

c)	failure to earn revenues or profits;

d)	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;

e)	failure to commercialize our technology or to make sales;

f)	decline in demand for our products and services;

g)	rapid adverse changes in markets;

h)	litigation with or legal claims and allegations by outside parties against TTI, including but not limited to challenges to intellectual property rights;

i)	insufficient revenues to cover operating costs; and

j)	failure of the BAT technology to function properly.

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

Management also expects to assess our oil and gas properties and formulate a plan to rework various wells to bring them online and generate monthly oil production. The Company will also assess the potential expansion of additional wells in order to increase the oil production and revenue source.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

We realized revenues of $-0- during the year ended December 31, 2012. We presently do not have a steady source of revenue. Our operating expenses increased from $1,618,304 in 2011 to $5,214,619 in 2012. The increase was primarily the result of stock compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $413,226 to $359,195 or 15%. Compensation and professional fees increased by $3,138,876, due to the increase in stock based compensation given to employees and others.  Depreciation expense decreased from $32,762 to $30,694.

Our net loss increased by $4,128,883 from $1,689,254 in 2011 to $5,818,137 in 2012. This translates to a $.79 increase in loss per share from $(0.60) in 2011 to $(1.39) in 2012. Included in our net loss was $4,026,843 and $681,508 for the value of common stock and common stock purchase warrants and options which were issued in 2012 and 2011 respectively. Excluding these non cash expenses, our net loss would have been $1,791,294 and $1,007,746, respectively. We expect that our losses will continue to be approximately $100,000 per month until we are able to establish a reliable revenue flow.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012 we had cash on hand of $0 compared to $517 at December 31, 2011. We used cash in our operations of $90,461 in 2012 compared to $314,036 in 2011, a 247% decrease. We also used cash of $95,256 in 2012 in our investing activities compared to $0 in 2011. We raised $25,000 and $25,000 from the sale of our common stock or exercises of stock options in 2012 and 2011, respectively. Additionally, we raised $110,427 and $369,345 from related party loans in 2012 and 2011, and $188,000 and $75,000 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $100,000 per month for 2013. We do not have sufficient cash on hand at December 31, 2012 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing.

Some of Tree Top’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Tree Top has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business.  This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available. Tree Top shall attempt to negotiate favorable repayment schedules, if and when any applicable creditor takes any collection related actions. In addition, there is an amount due to officers and Directors equal to $3,853,391 as of December 31, 2012 and $3,186,130 as of December 31, 2011 respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand. Our liquidity would decrease materially if any such officer or Director demanded repayment. These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Tree Top shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm Tree Top’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status.  The liquidity shortfall of $5,610,504 would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tree Top Industries, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Tree Top Industries, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated  financial position of Tree Top Industries, Inc. (A Development Stage Company) as of December 31, 2012 and 2011, and the  consolidated results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Tree Top Industries, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated  financial statements, the Company incurred a net loss of $5,818,138 during the fiscal year ended December 31, 2012,  has an accumulated deficit of $149,366,479 and is in default on several notes payable. The Company also has negative working capital,  negative cash flows from operations, and is dependent on financing to continue operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 16, 2013

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$-	$517
Total Current Assets	-	517

PROPERTY AND EQUIPMENT, NET	8,824	39,518
MARKETABLE SECURITIES	54,624	-
TOTAL ASSETS	$63,448	$40,035

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$949,933	$676,853
Accrued interest payable	166,982	134,179
Due to officers and directors	3,853,391	3,186,130
Convertible notes	100,000	50,000
Notes payable	88,000	-
Notes payable - in default	597,860	597,860
Total Current Liabilities	5,756,166	4,645,022
Total Liabilities	5,756,166	4,645,022
STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value, 50,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 6,680,613 and 3,793,803 shares issued and 5,880,613 and 3,393,803 outstanding, respectively	6,680	379,380
Additional paid-in capital	145,843,081	140,263,974
Unearned ESOP Shares	(2,176,000)	(1,700,000)
(Deficit) accumulated during the development stage	(149,366,479)	(143,548,341)
Total Stockholders’ (Deficit)	(5,692,718)	(4,604,987)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$63,448	$40,035

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2012	2011	2012
			(Unaudited)
REVENUES, net	$-	$-	$2,967

COST OF SALES, net	-	-	-

GROSS PROFIT	-	-	2,967

OPERATING EXPENSES

General and administrative	359,194	413,226	6,082,885
Impairment of assets	513,538	-	2,788,538
Compensation and professional fees	4,311,192	1,172,316	139,582,136
Depreciation	30,694	32,762	157,571

Total Operating Expenses	5,214,619	1,618,304	148,611,130

OPERATING LOSS	(5,214,619)	(1,618,304)	(148,440,096)

OTHER INCOME (EXPENSES)

Loss on disposal of assets	-	-	(2,915)
Gain on debt forgiveness	-	63,865	63,865
Interest income	-	-	9
Gain/(Loss) on marketable securities	(40,632)	-	(40,632)
Financing expenses	(400,000)	-	(400,000)
Interest expense	(162,887)	(134,815)	(378,643)

Total Other Income (Expenses)	(603,519)	(70,950)	(758,316)

LOSS BEFORE INCOME TAXES	(5,818,138)	(1,689,254)	(149,366,479)
INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,818,138)	$(1,689,254)	$(149,366,479)

BASIC AND DILUTED LOSS PER SHARE	$(1.39)	$(0.60)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	4,185,667	2,804,939

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From Inception on August 1, 2007 through December 31, 2012

							Deficit Accumulated During the Development Stage

					Additional Paid-In Capital	Unearned ESOP Shares
	Preferred Stock		Common Stock					Total Equity
	Shares	Amount	Shares	Amount
Balance, August 1, 2007 (inception)	-	$-	-	$-	$-	$-	$-

Issuance of founder shares at inception at $0.007 per share	-	-	680,000	680	499,320	-	-	500,000

Shares issued in recapitalization	-	-	9,878	10	(10)	-	-	-

Stock options issued for services at $0.74 per share	-	-	-	-	1,494,298	-	-	1,494,298

Stock options issued for cash at $0.10 per share	-	-	-	-	200,000	-	-	200,000

Stock options issued for services at $0.85 per share	-	-	-	-	126,210	-	-	126,210

Exercise of stock options at $0.25 per share	-	-	5,000	5	124,995	-	-	125,000

Shares issued for services at $0.85 per share	-	-	25,900	26	2,201,474	-	-	2,201,500

Shares issued for services at $2.00 per share	-	-	2,500	2	499,998	-	-	500,000

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(5,657,322)	(5,657,322)

Balance, December 31, 2007 (Unaudited)	-	$-	723,278	$723	$5,146,285	$-	$(5,657,322)	(510,314)

Fractional shares	-	-	6	-	-	-	-	-

Exercise of stock options at $0.25 per share	-	-	11,000	11	724,989	-	-	725,000

Common stock cancelled	-	-	(246,000)	(246)	246	-	-	-

Stock options granted for services	-	-	-	-	1,993,000	-	-	1,993,000

Exchange of Ludicrous, Inc. stock options for Tree Top stock options	-	-	-	-	932,779	-	-	932,779

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	(4,140,807)	(4,140,807)

Balance, December 31, 2008 (Unaudited)	-	-	488,284	488	8,797,299	-	(9,798,129)	(1,000,342)

Stock options granted for services	-	-	-	-	32,145,311	-	-	32,145,311

Common stock issued for services	-	-	748,500	749	68,881,251	-	-	68,882,000

Common stock issued for acquisition of subsidiary	-	-	35,000	35	2,274,965	-	-	2,275,000

Common stock issued for cash	-	-	3,157	3	110,497	-	-	110,500

Stock based compensation earned	-	-	-	-	241,983	-	-	241,983

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(104,945,249)	(104,945,249)

Balance, December 31, 2009 (Unaudited)	-	$-	1,274,941	$1,275	$112,451,306	$-	$(114,743,378)	(2,290,797)

Stock options granted for services	-	-	-	-	8,024,977	-	-	8,024,977

Valuation of stock option re-pricing	-	-	-	-	153,965	-	-	153,965

Common stock issued for services	-	-	1,234,850	1,235	17,243,560	-	-	17,244,795

Common stock issued for cash	-	-	2,200	2	2,198	-	-	2,200

Stock based compensation earned	-	-	-	-	213,910	-	-	213,910

Imputed interest - loan	-	-	-	-	12,446	-	-	12,446

Contribution from shareholders	-	-	-	-	50,375	-	-	50,375

Common stock issued to ESOP	-	-	200,000	200	1,099,800	(1,100,000)	-	-

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(27,115,709)	(27,115,709)

Balance, December 31, 2010 (Unaudited)	-	$-	2,711,991	$2,712	$139,252,537	$(1,100,000)	$(141,859,087)	$(3,703,838)

The accompanying notes are an integral part of these consolidated financial statements.

Valuation of Beneficial Conversion Feature	-	-	-	-	75,000	-	-	75,000

Common stock issued for cancellation of options	-	-	579,400	579	114,622	-	-	115,201

Common stock issued for services	-	-	253,000	253	430,957	-	-	431,210

Cancellation of common stock	-	-	(65,000)	(65)	65	-	-	-

Common stock issued for cash	-	-	29,412	29	24,971	-	-	25,000

Stock based compensation earned	-	-	-	-	64,107	-	-	64,107

Imputed interest - loan	-	-	-	-	13,440	-	-	13,440

Common Stock issued for rent	-	-	50,000	50	37,450	-	-	37,500

Common Stock issued for convertible debt	-	-	35,000	35	26,612	-	-	26,647

Common stock issued to ESOP	-	-	200,000	200	599,800	(600,000)	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	(1,689,254)	(1,689,254)

Balance, December 31, 2011	-	$-	3,793,803	$3,793	$140,639,561	$(1,700,000)	$(143,548,341)	$(4,604,987)

Valuation of Beneficial Conversion Feature	-	-	-	-	100,000	-	-	100,000

Common stock issued for services	-	-	1,930,183	1,930	3,756,256	-	-	3,758,186

Common stock issued for asset acquisition	-	-	466,853	467	513,071	-	-	513,538

Common stock issued for cash	-	-	12,821	13	24,987	-	-	25,000

Stock based compensation earned	-	-	-	-	168,660	-	-	168,660

Imputed interest - loan	-	-	-	-	13,440	-	-	13,440

Common Stock issued for rent	-	-	50,000	50	99,950	-	-	100,000

Common Stock issued for convertible debt	-	-	26,899	27	51,556	-	-	51,583

Common stock issued to ESOP	-	-	400,000	400	475,600	(476,000)	-	-

Fractional shares			54	-	-	-	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(5,818,138)	(5,818,138)

Balance, December 31, 2012	-	$-	6,680,613	$6,680	$145,843,081	$(2,176,000)	$(149,366,479)	$(5,692,718)

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2012	2011	2012
			(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(5,818,138)	$(1,689,254)	$(149,366,479)
Adjustments to reconcile net loss to net used in operating activities:
Bad debt expense	-	-	192,000
Depreciation and amortization	30,694	32,762	157,571
Stock issued for option cancellation	-	115,201	115,201
Stock issued for rent	100,000	37,500	137,500
Gain on debt settlement	-	(63,865)	(63,865)
Loss on marketable securities	40,632	-	40,632
Stock options granted for services rendered	-	-	44,870,540
Impairment of long lived assets	513,538	-	513,538
Impairment of intangible assets	-	-	2,275,000
Common stock issued for services rendered	3,926,843	495,317	93,706,348
Imputed interest on loan	13,440	13,440	39,327
Loss on disposal of fixed assets	-	-	2,915
Amortization of debt discount	100,000	75,000	175,000
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable and accrued expenses	1,002,530	669,863	3,867,232

Net Cash Used in Operating Activities	(90,461)	(314,036)	(3,337,540)

CASH FLOW FROM INVESTING ACTIVITIES

Cash advanced on note receivable	-	-	(192,000)
Cash received in acquisition	-	-	44,303
Cash paid for marketable securities	(95,256)	-	(95,256)
Cash paid for property and equipment	-	-	(169,310)

Net Cash Used in Investing Activities	(95,256)	-	(412,263)

CASH FLOW FROM FINANCING ACTIVITIES

Bank overdraft	-	-	-
Cash contribution from shareholders	-	-	50,375
Cash received from issuance of common stock	25,000	25,000	1,712,700
Cash received from notes payable	188,000	75,000	747,860
Cash paid to related party loans	(138,227)	(157,466)	(576,433)
Cash received from related party loans	110,427	369,345	1,815,301

Net Cash Provided by Financing Activities	185,200	311,879	3,749,803

NET INCREASE (DECREASE) IN CASH	(517)	(2,157)	-
CASH AT BEGINNING OF PERIOD	517	2,674	-
CASH AT END OF PERIOD	$-	$517	$-

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,		From Inception on August 1, 2007 through December 31,
	2012	2011	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-	$-
Income
Taxes	-	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Debenture	$50,000	$25,000	$75,000
Common stock issued for acquisition of subsidiary	$-	$-	$2,275,000
Common stock issued to ESOP	$476,000	$600,000	$2,176,000
Common stock issued for business acquisition	$513,538	$-	$513,538
Note discount from beneficial conversion feature	$100,000	$50,000	$150,000

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

On April 24, 2009, the Company entered into a stock exchange agreement (the “Exchange Agreement”) with BioEnergy Applied Technologies Inc., a Nevada corporation (“BAT”), BioEnergy Systems Management Inc., Wimase Limited and Energetic Systems Inc., LLC. Under the terms of the Exchange Agreement, the Company agreed to acquire all of the issued and outstanding shares of BAT. The acquisition resulted in BAT becoming a wholly-owned subsidiary of the Company upon closing. The Exchange Agreement calls for the issuance of a total of 35,000 shares of common stock of the Company, par value $.0001 per share, in exchange for the transfer of all of the issued and outstanding shares of common stock of BAT to the Company.

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

In January 2012, the Company organized a wholly owned subsidiary named “TTII STRATEGIC ACQUISITIONS & EQUITY GROUP, INC. - DE”. The subsidiary was organized to facilitate and assist with funding the company’s several subsidiaries and projects.

During 2012, the Company organized TTII Oil & Gas, Inc., a Delaware corporation, as also wholly owned subsidiaries of Tree Top Industries, Inc., for the purpose of acquiring the assets of American Resource Technologies, Inc.

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid from the issuance of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. Pursuant to the asset purchase agreement, the Company acquired a 75% working interest in the Ownbey oil & gas Lease in the state of Kansas. In addition, there were various receivables, notes receivable, 25% equity investments in inactive entities and a gun sight patent.

Subsequent to the Company’s purchase of the assets and the termination of the operator,  a mechanics lien was filed against the property claiming approximately $200,000 in fees  are due to the previous operator. The Company is aggressively defending the action, however at December 31, 2012, due to the lien and loss of title to the assets, the Company impaired the recorded cost, leaving no value associated with the acquisition. See Note 11 for detail of the assets acquired from ARUR.

The Company has not realized significant revenues as of December 31, 2012 and is classified as a development stage enterprise in accordance with ASC 915.

B)       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,650,071 during the fiscal year ended December 31, 2012 and has an accumulated deficit of $149,198,412. During 2011 the Company incurred losses totaling $1,689,254 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $5,756,164 and $4,644,505 at the years ended December 31, 2012 and 2011, respectively, and negative cash flow from operations of $90,461 and $314,036.

Since inception (August 1, 2007) through December 31, 2012, the Company has not generated any significant business. Through the date of these financial statements viable operations have not been achieved and the Company has been unsuccessful in raising all the capital that it requires. The Company has had no revenues and requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer and Chairman. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A)      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., BioEnergy Applied Technologies Inc., GoHealthMD, Inc., MLN, Inc., Universal Energy and Services Group, Inc. Sky Entertainment, Inc., Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc.. All subsidiaries of the Company currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

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

C)      CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2012 and 2011, no excess existed. There were no cash equivalents at December 31, 2012 and 2011.

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

F)      REVENUE RECOGNITION

We recognize service revenues in accordance with ASC 605 Revenue Recognition and Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. At the inception of a customer contract for service, we make an assessment as to that customer’s ability to pay for the services provided. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

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

With the acquisition of the assets of ARUR, the company acquired a patent for a gun sight. Since there was no available determinable value to the patent, no allocation of the purchase price was assigned to the patent. In addition, the Company acquired a 75% working interest in an Oil & Gas lease in the state of Kansas. Subsequent to the acquisition, the previous operator filed a mechanics lien on the property. The Company determined that due to this lien and loss of title to the assets, that the cost allocation to this asset would be written off as an impairment of a long lived asset. The Company acquired various minority equity ownerships in inactive companies in Brazil and uncollectible receivables, therefore no purchase price allocation was assigned to these assets.  No other intangible assets were acquired from this purchase.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2012 and 2011.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2012 and 2011:

	Level 1	Level 2	Level 3
Marketable Securities – 2012	54,624	-0-	-0-
Marketable Securities – 2011	-0-	-0-	-0-

Notes payable - 2012	-0-	-0-	$785,860
Notes payable - 2011	-0-	-0-	$647,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2012 and 2011:

Notes payable
Balance, December 31, 2010	$597,860
Purchases, sales, issuances and settlements (net)	50,000
Balance, December 31, 2011	647,860
Purchases, sales, issuances and settlements (net)	138,000
Balance, December 31, 2012	$785,860

J)      BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2012 and 2011, no common stock equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Years Ended
	December 31,
	2012	2011
Loss (numerator)	$(5,818,138)	$(1,689,254)
Shares (denominator)	4,185,667	2,804,939
Basic and diluted loss per share	$(1.39)	$(0.60)

K)       RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-07 “Entertainment-Films (Topic 926): Accounting for Fair Value Information that Arises after the Measurement Date and Its Inclusion in the Impariment Analysis of Unamortized film Costs”. This pronouncement does not apply to the Company and will not be discussed.

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-06 “Business Combinations (Topic 805) Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”. This pronouncement does not apply to the Company and will not be discussed.

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02 “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. Under the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 by the Company is not expected to have a material impact on the Company’s financial statements.

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

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08 “Intangibles-Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-08 by the Company did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05,” Comprehensive Income (Topic 220) Presentation of Comprehensive Income”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 by the Company did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, which is included in the Codification under ASC 820 “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820.Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011.. The adoption of ASU 2010-11 by the Company did not not have a material impact on the Company’s consolidated financial statements.

L)        BENEFICIAL CONVERSION FEATURE OF DEBENTURES AND CONVERTIBLE NOTES .

In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios , we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and related accruing interest, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

M)      IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted FASB ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets," which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described below, and are excluded from this requirement.

N)       OIL AND GAS INTERESTS

The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration; are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas interests is computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

Capitalized costs of oil and gas interests may not exceed an amount equal to the present value, discounted at 10%, of the estimated future net cash flows from proved oil and gas reserves plus the cost, or estimated fair market value, if lower, of unproved interests. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net cash flows is computed by applying average prices, in the preceding twelve months, of oil and gas to estimated future production of proved oil and gas reserves as of year-end, less estimated future expenditures to be incurred in developing and producing the proved reserves and assuming continuation of existing economic conditions.

O)       ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount.

Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

P)    Investments – Equity Method

                The Company  accounts for its investment in private entities using the equity method for investments where the Company’s shares held are in excess of 20% of the outstanding  shares of the investee.  The Company acquired a 25% equity investment in three entities from Brazil. Due to the inactivity of the entities, the Company did not allocate any purchase price to these investments. The Company  evaluates  its  cost  investments  for  impairment  of  value annually.  If cost investments  become marketable they are  reclassified to Marketable  Securities-Available  for Sale.

Investments are as follows:
Balance, December 31, 2011	$-0-
Investments acquired in ARUR asset purchase	-0-
Realized gains and losses	-0-
Unrealized gains and losses	-0-

Balance, December 31, 2012	$-0-

Q)              Marketable Securities-Available for Sale

The   Company   purchased  marketable   securities  during 2012. The Company's  marketable securities are classified as "available  for sale".  Accordingly,  the Company  originally  recognizes  the  shares at the market value purchased.  The shares  are  evaluated  quarterly  using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of  stockholder's  equity.  Realized  gains and losses are included in earnings. Also other than temporary impairments are recorded as a loss on marketable securities in the statements of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Due to officers and directors as of December 31, 2012 and 2011 totals $3,853,391 and $3,186,130, respectively. These balances consist of net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest. During 2012 Mr. Reichman advanced $110,427 to the Company to cover operating expenses, and was repaid $138,227. During 2011 Mr. Reichman advanced $369,345 to the Company and was repaid $157,466. At December 31, 2012 and 2011, the balances due each officer are as follows: Mr. Reichman: $3,304,634 and $2,817,373, respectively, and Mrs. Griffin: $548,757 and $368,757, respectively.

NOTE 4 - FIXED ASSETS

Depreciation expense was $30,694 and $32,762 during the years ended December 31, 2012 and 2011, respectively.

Fixed assets consist of the following:

	2012	2011
Computer equipment	$128,311	$128,311
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	163,811	163,811
Accumulated Depreciation	(154,987)	(124,293)
	$8,824	$39,518

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES - IN DEFAULT

(a)	NOTES PAYABLE:

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and July 2013. All of the notes are unpaid to date and several are in default and are thus classified as current liabilities. At December 31, 2012, notes payable amounted to $785,860. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at December 31, 2012 is $12,240.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at December 31, 2012 is $17,899.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at December 31, 2012 is $17.087.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at December 31, 2012 is $29,887.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860, interest accrues at 9% per annum, unsecured, and is due upon demand after 6 months of execution. No demand has been made as of the date of these financial statements. Accrued interest at December 31, 2012 is $88,927.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $13,440 has been imputed for this note in 2012. An offsetting entry to Paid in Capital was made in connection with this adjustment.

On August 28, 2012, the Company executed a note payable to a corporation in the amount of $12,000, interest accrues at 6% per annum, unsecured, due on demand after 8 months of execution. Accrued interest at December 31, 2012 is $247.

On September 17, 2012, the Company executed a note payable to a corporation in the amount of $20,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2012 is $346.

On October 18, 2012, the Company executed a note payable to a corporation in the amount of $12,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2012 is $148.

On November 26, 2012, the Company executed a note payable to a corporation in the amount of $20,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2012 is $118.

On December 3, 2012, the Company executed a note payable to a corporation in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2012 is $24.

On December 13, 2012, the Company executed a note payable to a corporation in the amount of $19,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2012 is $59.

None of the above notes are convertible or have any covenants.

(b)	CONVERTIBLE NOTES:

During March 2011, the Company engaged in four separate convertible note agreements in the total amount of $75,000, with two individuals. Because the conversion feature was beneficial, a note discount using the intrinsic value was recorded as a contra liability, with the offsetting entry to paid in capital. The note discount was equal to each respective note principal amount. The discount was accreted over the life of the respective notes using the effective interest method. The accretion was recorded as interest expense in the amount of $75,000 for the year ended December 31, 2011. One of the Convertible Notes was converted on June 6, 2011 through the issuance of 35,000 shares of common stock. The remaining Convertible Notes were converted on February 14, 2012 through the issuance of  26,899 shares of common stock. No gain or loss was recognized on any conversions, due to conversions within the terms of the agreements.

During April 2012, the Company engaged in one convertible note agreement with one individual. Because the conversion feature was beneficial, a note discount using the intrinsic value was recorded as a contra liability, with the offsetting entry to paid in capital. The note discount was equal to each respective note principal amount. The discount was accreted over the life of the respective notes using the effective interest method. The accretion was recorded as interest expense in the amount of $100,000 for the year ended December 31, 2012. The note discount was fully amortized at December 31, 2012.

The details of the convertible debentures outstanding as of December 31, 2012 and 2011 are as follows:

	2011	2012
April 12, 2012 - Convertible Note payable to an individual, convertible into 100,000 shares of Common stock on the date of maturity, due on December 12, 2012, unsecured, Conversion shares limited to total available authorized shares, in default	$-	100,000
March 2011 – Convertible Note payable to two individuals Convertible into shares at 200% of note value upon conversion, Due in June 2011 and September 2011, unsecured	50,000	-
Total Convertible Notes	$50,000	$100,000

(c)           Additional detail to all Notes Payable and Convertible Notes Payable is as follows:

	Interest	Interest Expense
Principal	Rate	12/31/2012	12/31/2011	Maturity
$19,000	6.00%	59	-	8/13/2013
5,000	6.00%	24	-	8/3/2013
20,000	6.00%	118	-	7/26/2013
12,000	6.00%	148	-	6/18/2013
20,000	6.00%	346	-	5/17/2002
12,000	6.00%	247	-	4/28/2002
100,000	0%		-	12/12/2012
292,860	9.00%	$26,356	$26,356	6/27/2010
192,000	0%	13,440	13,440	Demand
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,252	1,252	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
$785,860		$47,670	$46,728

At December 31, 2012 and 2011, accrued interest on the outstanding notes payable and convertible notes was $166,982 and $134,178, respectively. Interest expense on the outstanding notes amounted to $47,670 and $46,728 for the years ended December 31, 2012 and 2011, including the imputed interest discussed above.

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

Deferred tax assets and the valuation account are as follows:

	2012	2011
Deferred tax assets:
NOL carryover	$5,031,557	$3,753,800
Valuation allowance	(5,031,557)	(3,753,800)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011.

The components of income tax expense are as follows:

	2012	2011

Book loss	$(5,818,138)	$(1,689,254)
Stock based compensation	4,026,843	660,508
Gain on debt settlement	-	(63,865)
Impairment of assets	513,538	-
Valuation allowance	1,277,757	1,092,611
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $10,757,300 and $9,625,200 as of December 31, 2012 and 2011, respectively, which may be offset against future taxable income from 2028 through 2032. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2012	2011

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2012, 2011 and 2010.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A)      NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 750,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 750,000 to 3.50 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. On December 18, 2011, the Board of Directors approved an increase in the Company’s authorized common stock to 10,000,000. On December 28, 2012, the Board of Directors approved a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated for the reverse stock split. As of December 31, 2012 and 2011, 6,680,613 and 3,793,802 shares of common stock are issued and 5,880,613 and 3,393,802 shares are outstanding, respectively. The difference between the issued and outstanding shares are the ESOP shares being held in trust. There were no shares of preferred stock issued and outstanding.

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

C)      ISSUANCES OF COMMON STOCK

Effective November 1, 2007, the Company closed an Agreement and Plan of Reorganization with Ludicrous and the stockholders of Ludicrous received 680,000 shares of the Company’s common stock. The disclosure of shares issued and outstanding for the Company has been restated to inception as though a forward stock split had occurred.

On December 6, 2007, the Board of Directors authorized the issuance of 2,000 shares of common stock to its directors, valued at $400,000, for services rendered to the Company.

On September 24, 2007, the Board of Directors authorized the issuance of 25,500 shares of common stock to David Reichman, valued at $2,167,500, for services rendered to the Company. The shares were issued on November 1, 2007.

On September 24, 2007, the Board of Directors authorized the issuance of 400 shares of common stock to its directors, valued at $34,000, for services rendered to the Company. The shares were issued on November 1, 2007.

On December 6, 2007, the Board of Directors authorized the issuance of 500 shares of common stock to its attorney, valued at $100,000, for services rendered to the Company.

On December 17, 2007, the Company issued 5,000 shares of common stock relating to the exercise of 500,000 options. The Company received proceeds totaling $125,000.

On January 16, 2008, the Board of Directors authorized the grant of 2,500 shares of common stock relating to the exercise of 250,000 options. The Company received proceeds totaling $62,500.

On March 26, 2008, the Board of Directors authorized the issuance of 8,500 shares of common stock relating to the exercise of 8,500 options. The Company received proceeds totaling $662,500.

During the year ended December 31, 2008, the Company authorized the grant of 10,000 of stock options. The Company recorded an expense of $527,805 at the date of grant.

During the year ended December 31, 2008, the Company cancelled 246,000 shares with a par value of $0.001.

During 2008 the Company authorized the exchange of options to purchase shares of Ludicrous common stock for options to purchase common stock of the Company. The Company revalued the options and recorded $932,779 as additional compensation expense for incremental value of the Company’s options.

On February 13, 2009, the Board of Directors authorized the issuance of 125,000 shares of common stock to officers and directors and consultants, valued at $37,500,000 for services rendered to the Company. The shares were valued at the fair market price listed on the day of grant.

On April 28, 2009, the Board of Directors authorized the issuance of 39,500 shares of common stock to officers and directors and consultants, valued at $2,054,000, for services rendered to the Company. The shares were valued at the fair market price listed on the day of grant.

On May 28, 2009, the Board of Directors authorized the issuance of 10,000 shares of common stock to officers and directors and consultants, valued at $520,000, for services rendered to the Company. The shares were valued at the fair market price listed on the day of grant.

On July 9, 2009, the Board of Directors authorized the issuance of 35,000 shares of common stock, valued at $2,275,000 for the acquisition of BAT, including environmental remediation technology. The issuance was valued at the fair market price of the shares listed on the date of closing on August 13, 2009.

On August 21, 2009, the Board of Directors authorized the issuance of 10,000 shares of its common stock for future legal services. The shares were valued at $1,040,000, the fair market price listed on the day of issuance. $241,983 of the issuance was earned during 2009 and the remainder ($798,017) was deferred until earned. During 2010 an additional $213,910 was earned.

On December 16, 2009, the Board of Directors authorized the issuance of 559,000 shares of common stock to officers and directors and consultants, valued at $29,068,000, for services rendered to the Company. The shares were valued at the fair market price listed on the day of grant. 10,000 shares of this issuance was for future legal services and was deferred in the amount of $520,000 until services are rendered.

On December 20, 2009, the Board of Directors authorized the issuance of 5,000 shares of common stock to consultants valued at $260,000. The shares were valued at the fair market price listed on the day of grant.

During October 2009, the Company authorized the issuance of 3,157 shares of common stock for cash received, totaling $110,500.

During February 2010, the Board of Directors authorized the issuance of 5,000 shares to a consultant, valued at $260,000. The shares were valued at the fair market price listed on the day of grant.

During April 2010 the Board of Directors authorized the issuance of 125,000 shares to five board members, valued at $4,125,000. The shares were valued at the fair market price listed on the day of grant.

During April 2010, the Board of Directors authorized the issuance of 150,000 shares to officers of the company, valued at $3,900,000. The shares were valued at the fair market price listed on the day of grant.

During April 2010, the Board of Directors authorized the issuance of 10,000 shares to four consultants, valued at $260,000. The shares were valued at the fair market price listed on the day of grant.

During May 2010, the Board of Directors authorized the issuance of 53,850 shares to 6 individuals and a corporation for consulting services rendered. The value of this issuance was $1,077,000, the fair market price listed on the day of grant.

During September 2010, the Board of Directors authorized the issuance of 80,000 shares to seven universities as an incentive. The valuation of the issuance was $440,000, the fair market price listed on the day of grant.

During September 2010, the Board of Directors authorized the issuance of 120,000 shares to three individuals as an incentive. The issuance was valued at $660,000, the fair market price listed on the day of grant.

During September 2010, the Board of Directors authorized the issuance of 200,000 shares to an Employee Stock Option Trust. The issuance was valued at $1,100,000, the fair market price listed on the day of issuance. Pursuant to the guidance in SOP 93-6, the value of the shares issued into the ESOP account is recorded as a contra equity account rather than an asset.

During October 2010, the Board of Directors authorized the issuance of 7,000 shares to several individuals as an incentive. The issuance was valued at $38,500, the fair market price listed on the day of grant.

During October 2010, the Board of Directors authorized the issuance of 30,000 shares to an individual as an incentive. The issuance was valued at $186,000, the fair market price listed on the day of grant.

During November 2010, the Board of Directors authorized the issuance of 34,000 shares to 3 individuals as incentives or for services rendered, valued at $532,300, the fair market price listed on the day of grant.

During November 2010, the Board of Directors authorized the issuance of 2,200 shares for cash of $2,200.

During December 2010, the Board of Directors authorized the issuance of 20,000 shares for legal services valued at $186,000, the fair market price listed on the day of grant.

During December 2010, the Board of Directors authorized the issuance of 50,000 shares to board member valued at $465,000, the fair market price listed on the day of grant.

During December 2010, the Board of Directors authorized the issuance of 550,000 shares to officers valued at $5,115,000, the fair market price listed on the day of grant.

During 2010, the Company received a contribution from a shareholder in the amount of $50,375. The contribution was recorded as an increase to Additional Paid in Capital.

As discussed above in Note 5, the Company recorded imputed interest on a non-interest bearing note. The imputed interest was recorded as an increase to Additional Paid in Capital in the amount of $12,446.

On February 18, 2011, the Board of Directors authorized the issuance of 20,000 shares of common stock to a Tree Top investor and shareholder for the continued use of his apartment in New York City by the president. The issuance was valued at $48,200, the market price at the date of authorization.

During March 2011, the Company agreed to settle the outstanding balance due to the Crone Law group and recorded an additional vesting of the shares held by them that had been deferred, and recorded consulting expense of $64,107. This left a balance of unused and unearned shares of 15,000 shares for future issuance to cover additional fees. In April 2011, the 15,000 shares were cancelled and returned to the Company.

On June 6, 2011, the Company accepted the return of 35,000 shares held in escrow, and cancelled them. On the same day the Company issued 35,000 shares to a Note Holder as payment on a $25,000 note with accrued interest of $1,647. The number of shares issued were within the terms of the convertible note agreement therefore no gain or loss was recorded on the conversion.

The recording of the beneficial conversion features on the convertible notes discussed previously required an increase in paid in capital in the amount of $75,000.

On August 16, 2011, the Board of Directors authorized the issuance of 579,400 shares of common stock to the officers, directors for the cancellation of all outstanding options, and 80,000 shares to consultants to the Company for services rendered. The Company recorded an expense of $115,201 in connection with the issuance of shares for options, which is the difference between the value of the options at the cancellation date and the value of the shares at the date of grant. The Company also recorded $60,000 in connection with the shares issued to the consultants, valued at the market price on the day of grant. On this same day the board authorized the issuance of 50,000 common shares to Highest Star for the continued use of their office in Burbank California. This issuance was recorded as rent expense in the amount of $37,500, the market price on the date of grant.

On November 14, 2011, the Board of Directors approved the cancellation of the 50,000 shares held for issuance to various colleges and universities as approved in September 2010. The universities had not yet accepted the issuances and the Board opted to cancel the shares.

Also on November 14, 2011, the company authorized the issuance of 29,412 for cash of $25,000 pursuant to the Adesso agreement disclosed in this annual report.

On December 21, 2011, the company authorized the issuance of 12,000 shares to the transfer agent for services to be included in 2012. The share issuance was valued at $36,000, the market value on the day of grant, and has been deferred until the services have been performed in 2012.

On December 28, 2011, the Board authorized the issuance of 15,000 shares to a consultant, valued at $45,000, the market value on the day of grant.

On December 29, 2011, the Board authorized the issuance of 126,000 to various consultants of the Company for services performed or to be performed in 2012. The issuance was valued at $378,000, however $99,990 was deferred compensation to be recorded in 2012 when the services are performed.

On December 29, 2011, the Board authorized the issuance of 200,000 shares to the Company’s Employee Stock Option Trust account. The issuance was valued at $600,000, the fair market price listed on the day of issuance. Pursuant to the guidance in SOP 93-6, the value of the shares issued into the ESOP account is recorded as a contra equity account rather than an asset.

During the twelve months ended December 31, 2011, the Company recorded imputed interest on a non-interest bearing note in the amount of $13,440, with an increase in paid in capital.

In January , 2012, the Company issued 346,139 shares to be held in escrow for the close of the Adesso agreement. These shares are not considered issued and outstanding.

On February 6, 2012, the Board authorized the issuance of 15,000 shares to a consultant, valued at $60,000, the market value on the day of grant.

On February 14, 2012, the Board authorized the issuance of 26,898 for the conversion of a convertible note payable and interest in the amount of $51,583. The market value of the share issued equaled the accrued interest and note balance. No gain or loss was recognized on the conversion.

On February 14, 2012, the Board authorized the issuance of 12,820 for cash of $25,000 pursuant to the Adesso acquisition agreement.

On March 2, 2012, the Board authorized the issuance of 7,500 shares for services valued at $30,000, the market value on the day of grant.

On March 28, 2012, the Board authorized the issuance of 15,000 shares for legal services valued at $60,000, the market value on the day of grant.

On June 6, 2012, the Board authorized the issuance of 25,000 shares for services valued at $87,500, the market value on the day of grant.

On August 8, 2012, the Board authorized the issuance of 1,615,000 shares for services, rent and charitable contributions, valued at $3,230,000, the market value on the day of grant.

On August 13, 2012, Board authorized the issuance of 100,000 shares for services valued at $145,000, the market value on the day of grant.

On August 14, 2012, Board authorized the issuance of 39,682 shares for services valued at $39,286, the market value on the day of grant.

On October 29, 2012, the Board authorized the issuance of 400,000 shares to the Company’s Employee Stock Option Trust account. The issuance was valued at $476,000, the fair market price listed on the day of issuance. Pursuant to the guidance in SOP 93-6, the value of the shares issued into the ESOP account is recorded as a contra equity account rather than an asset.

On October 29, 2012, Board authorized the issuance of 50,000 shares for services valued at $59,500, the market value on the day of grant.

On December 28, 2012, the Board effected a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated to reflect the split. 54 fractional shares were issued pursuant to the stock split.

On December 29, 2012, the Board authorized the issuance of 113,000 shares for services valued at $146,900, the market value on the day of grant.

On December 31, 2012, the Board authorized the issuance of 466,853 shares for the assets of ARUR. The value assigned to the assets was $513,538, the market value on the day of grant.

During the twelve months ended December 31, 2012, the Company recorded imputed interest on a non-interest bearing note in the amount of $13,440, with an increase in paid in capital.

During 2012, the Company recorded $100,000 in paid in capital due to the beneficial conversion feature of convertible notes payable.

D)      2007 OMNIBUS STOCK AND INCENTIVE PLAN

On September 24, 2007, the Board of Directors authorized the creation of the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”). The 2007 Plan was approved by the stockholders on November 28, 2007. An aggregate of 60,000 shares of common stock are reserved for issuance and available for awards under the 2007 Plan.

Awards under the 2007 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted units and performance awards. For a complete description of the Plan, see Tree Top’s Form 8-K filed with the SEC on November 7, 2007.

E)      STOCK BASED COMPENSATION

The stock options authorized by the Company prior to the acquisition of Ludicrous, Inc. are accepted by the combined company and included in the following disclosure. On October 1, 2007, the Company issued three-year options to purchase a total of 20,000 shares of its common stock at an exercise price of $25 per share to two outside consultants. Each stock option was sold for a price of $10 per option for a total of $200,000. The options expire on September 30, 2010. The term of the options is divided into two periods, the Primary Option Period which is from October 1, 2007 through September 30, 2008 and the Secondary Option Period which is from October 1, 2008 through September 30, 2010. The exercise of the options has been restricted during the Primary Option Period. The option holders can only exercise a maximum of 2,500 shares during any calendar quarter through September 30, 2008. Therefore, during the entire Primary Option Period, the option holders can each exercise a maximum of 10,000 shares of common stock. There are no restrictions during the Secondary Option period. The fair value of the options as calculated under the Black-Scholes model totaled $1,694,298. For the year ended December 31, 2007, the Company recognized $1,494,298 of compensation expense related to these options.

On October 1, 2007, pursuant to his employment agreement, the Company issued five year options to David Reichman to purchase 12,000 shares of its common stock at an exercise price of $55 per share. The shares vest in 24 equal installments of 500 stock options each, commencing on October 1, 2007. The fair value of the options as calculated under the Black-Scholes model totaled $1,009,678.

The fair values of the 2007 options issued were determined using the following assumptions: risk free rate of 3.71% to 4.05%, no dividend yield, an expected life of three years and a volatility factor of 312.9% to 285.7%.

Effective January 1, 2008, the Company’s Board of Directors approved for issuance 2,500 stock options to each of its four directors, to be issued effective January 1, 2008, with an exercise price of $450 per share, expiring in 2018. The options vest 1/24th upon grant and then 1/24th each subsequent month. The fair value of the options as calculated under the Black-Scholes model totaled $4,498,441 which vested over a 2 year period. For the year ended December 31, 2010 and 2009, the Company recognized $0 and $2,604,854 of compensation expense related to these options, respectively. The fair value of these options was determined using the following assumptions: risk free rate of 3.45%, no dividend yield, an expected life of five years and a volatility factor of 318%.

During the year ended December 31, 2008, the Company recorded the value of 10,000 stock options issued to a shareholder with an exercise price of $100 per share, expiring in 2018. The fair value of the options as calculated under the Black-Scholes model totaled $527,805 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 3.48%, no dividend yield, an expected life of five years and a volatility factor of 191%.

On February 13, 2009, the Company recorded the value of 50,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $120 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $14,981,194 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 1.88%, no dividend yield, an expected life of 5 years and a volatility factor of 275%.

On May 28, 2009, the Company recorded the value of 70,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $55 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $3,639,297 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 2.46%, no dividend yield, an expected life of 5 years and a volatility factor of 333%.

On December 16, 2009, the Company recorded the value of 210,000 stock options issued to members of the Board of Directors and a consultant with an exercise price of $52 per share, expiring in 2019. The fair value of the options as calculated under the Black-Scholes model totaled $10,919,967 which was recorded as compensation expense. The fair value of these options was determined using the following assumptions: risk free rate of 2.35%, no dividend yield, an expected life of 5 years and a volatility factor of 417%.

On May 25, 2010, the Company granted 275,000 options to the officers and directors of the Company with an exercise price of $26 per share, expiring in 2020. The fair value of the options as calculated under the Black-Scholes model totaled $8,024,977 which was recorded as option expense. The fair value of these options was determined using the following assumptions: risk free rate of 2.61%, no dividend yield, an expected life of 5 years and a volatility factor of 417%.

Also on May 25, 2010, the Company’s board of directors approved the re-valuation of all previously issued and outstanding options. The original terms of the options remained in effect; the only change was the exercise price, which was changed to $20 for all options. The fair value of the re-valuation of the 657,000 options outstanding was determined using the Black-Scholes model and totaled $153,965, using the following assumptions: risk free rate of 0.17% to 2.01%, no dividend yield, expected lives between .25 and 5 years, and volatility factor of 418%. The options were valued originally at $12,736,806, and with the new terms the value was determined to be $12,890,771, thus the difference recorded for the re-valuation was an additional expense of $153,965.

On August 16, 2011, the Board of Directors authorized the issuance of 579,400 shares of common stock to the officers, directors for the cancellation of all outstanding options. The Company recorded an expense of $115,201 in connection with the issuance of shares for options, which is the difference between the value of the options at the cancellation date and the value of the shares at the date of grant. The options were valued at the cancellation date using the Black-Scholes model using the following assumptions: risk free rate of 0.33%, no dividend yield, expected lives between 2.25 and 3.75 years, and a volatility factor of 193%.

A summary of the Company’s stock option activity is as follows for the years ended December 31, 2012 and 2011 and was retroactively restated for the change in conversion price as noted above:

		Range of	Weighted	Remaining
		Exercise	Average	Contractual
		Prices	Exercise	Life
	SHARES	Per Share	Price	(Years)

Options outstanding at December 31, 2010	615,000	$20	20	3.99
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(615,000)	20	20	-
Options outstanding at December 31, 2011	-	$-	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired/Forfeited	-	20	20
Options outstanding at December 31, 2012	-	$-	$-	-

F)      STOCK WARRANTS

In conjunction with the stock issued for cash during the year ended December 31, 2009 the Company issued a total of 6,314 warrants. Each unit of common stock sold included 10 class A warrants and 10 class B warrants. Class A warrants have a strike price of $50 and are exercisable for 180 days from issuance. Class B warrants have a strike price of $100 and are exercisable for one year from the date of issuance.

A summary of the Company’s stock warrant activity is as follows for the years ended December 31, 2012 and 2011:

		Range of	Weighted	Remaining
		Exercise	Average	Contractual
		Prices	Exercise	Life
	SHARES	Per Share	Price	(Years)

Warrants outstanding at December 31, 2010	6,314	$50-100	75	0.5
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	6,314	50-100	75	-
Warrants outstanding at December 31, 2011	6,314	$50-100	$75	0.5
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	6,314	$50-100	75	-
Warrants outstanding at December 31, 2012	-	$-	$-	-

The aggregate intrinsic value of stock warrants outstanding and exercisable at December 31, 2012 and 2011 totaled $0 and $0, respectively. The weighted average grant date fair value of warrants granted during the periods ended December 31, 2012 and 2011 is $0 and $0, respectively. The fair value of warrants vested during the years ended December 31, 2012 and 2011 totaled $0 and $0, respectively.

G)      DEFERRED STOCK COMPENSATION

During 2009, the Company issued 20,000 shares at separate times as a retainer for legal work to be performed. 10,000 shares were valued at $104 per share and the second 10,000 shares were valued at $52. A deferral of $1,560,000 was established initially and decreased as legal services were performed and the shares were released from trust. During 2011, the company realized an additional $64,107 in compensation related to this deferral. Then in April 2011, the remaining 15,000 shares were returned to treasury.

During December 2011, the Company issued 41,166 shares to service providers for services to be performed in 2012. The Company recorded deferred compensation of $135,990 pursuant to these future services, and will record the expense and paid in capital as the service periods occur.

  During each quarter of 2012, the Company valued the shares earned by our professionals, based on the market value of the Company’s stock at the quarter end. The Company recorded professional fees of $168,660 during 2012, related to these deferred stock issuances.

As of December 31, 2012 and 2011, the balance remaining in the deferral account is $0 and  $135,990, respectively. The deferral is presented on the balance sheet net with Additional Paid in Capital.

H)      UNEARNED ESOP SHARES

During 2010, the Company issued 200,000 shares to a Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $1,100,000.

In December 2011, the Company issued an additional 200,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $600,000.

In December 2012, the Company issued an additional 400,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $476,000.

The total balance at December 31, 2012 and 2011 was $2,176,000 and $1,700,000, respectively.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A)      LEASES

Tree Top Industries, Inc. currently does not lease, rent or own any property.

B)      LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2012 and 2011.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2012 and 2011.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2012 and December 31, 2011. All the notes payable discussed in this section, were incurred before 2002 and before present management took control of the company.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2012.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2012.

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

During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet. GeoGreen filed a cross-complaint against the Company and two of its officers. GeoGreen later amended its cross-complaint to state claims against third parties. Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively. Written discovery has been exchanged, but depositions have not yet been taken. Trial is set for November 18, 2013.

Pursuant to the asset purchase agreement with ARUR, the Company has a contingent liability to payback notes payable in the amount of approximately $400,000 if the Company is successful in collecting on certain accounts receivable. If the receivables are not collected, there is no obligation on the Company to pay off the debt.

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator,  a mechanics lien was filed against the property claiming approximately $200,000 in fees  are due to the previous operator. The Company is aggressively defending the action.

C)      EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013 with a salary of $1. Mr. Reichman’s salary has been accruing because Tree Top is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments. In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Tree Top was without resources to pay the salary increase. This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mrs. Griffin’s employment contact has been extended at December 31, 2012 until December 31, 2013, with a salary of $1.

NOTE 9 - MATERIAL AGREEMENTS

On May 11, 2011, the Company entered an agreement with World Without Blindness, Inc. (WWB), wherein, the Company’s wholly owned subsidiary Eye Care Centers International, Inc. was granted the global rights, exclusive of the United States, to represent WWB to the public for 24 months. No assets or liabilities were recorded pursuant to this agreement.

On October 12, 2011, the Company signed a “Term Sheet Agreement” (the “Agreement”), between GoHealth, MD, Inc. (“GoHealth”) a wholly owned subsidiary of Tree Top Industries, Inc. (“TreeTop”) and Adesso Biosciences Limited, a Cayman Island corporation. Adesso Biosciences Limited is the majority owner of Adesso Diagnostics Ltd., (“Adesso”) and a 47.5% owner of Adeda Therapeutics, Ltd. (“Adeda”),which companies are being investigated to be potentially acquired by GoHealth. Upon closing and approval of the Board of Directors of all entities involved, GoHealth will acquire 93% of the stock of Adesso and 47.5% of the stock of Adeda in exchange for GoHealth convertible preferred stock with two provisions, either of which is exercisable after 2 years and one day, converting into a majority of common stock of GoHealth or converting into Tree Top common shares. In addition, at closing Tree Top will issue 10% of its outstanding stock to the shareholders of Adesso and Adeda. The entire agreement was filed in an 8-K dated October 18, 2011. Pursuant to this agreement, on November 14, 2011, the Company issued Adesso 29,412 shares of common stock for cash of $25,000. Subsequently, in January , 2012, the Company issued an additional 346,139 shares to be held in escrow for the close of the Agreement. Also on February 14, 2012, the Company issued 12,820 share for cash of $25,000 pursuant to the agreement.

ARUR Asset Purchase Agreement

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. See Note 11 for details.

NOTE 10 - NOTE RECEIVABLE

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

Pursuant to the ARUR asset purchase agreement, the Company acquired various notes receivable in total of $550,000, which were due in 2010 and 2011. Management had assessed the collectability of these notes receivable and has deemed them uncollectible. Therefore, no value has been recorded for these notes receivable.

Notes receivable detail is as follows:

Note receivable from GeoGreen Biofuels, Inc., 0% interest rate, due 5/1/2010, unsecured	$192,000
Note receivable from Ameribras Energy, Inc., 0% interest rate, due 5/13/2010, unsecured	100,000
Note receivable from Ameribras Energy, Inc., 0% interest rate, due 6/15/2010, unsecured	100,000
Note receivable from Brazil Asset Management, Inc., 0% interest rate, due 3/26/2011, unsecured	350,000

Total	742,000
Allowance for doubtful collection	(742,000)
Net Balance	-0-

NOTE 11 - ASSET PURCHASES AND OIL & GAS PROPERTIES

On December 31 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. The assets purchase from ARUR are as follows:

●	75% working interest in the Ownbey Oil & Gas leases in Chautauqua County Kansas, with associated equipment and oil field assets
●	A 1 to 2 mile shut down natural gas pipeline located in Montgomery County Kansas
●	Common Stock interest representing 25% of the common stock of Brasil Asset Management, Inc.
●	Common Stock interest representing 25% of the common stock of Thor Geotrac.
●	Common Stock interest representing 25% of the common stock of Ameribras Oklahoma.
●	Account receivable from skyberCorp do Brasil (Ameribras) due1/1/2011 in the amount of $3,600,000
●	Account receivable from Brasil Asset Management Projectos Limitada (BAMB) due 1/1/2012 in the amount of $3,600,000
●	Promissory Note Receivable from Ameribras Energy, Inc, due 5/13/2010, in the amount of $100,000
●	Promissory Note Receivable from Ameribras Energy, Inc, due 6/15/2010, in the amount of $100,000
●	Promissory Note Receivable from Brasil Asset Management, Inc, due3/26/2011, in the amount of $350,000
●	Contract for Revenue with Brasil Asset Mangement, Inc. (BAMO), in the amount of $1,000,000 due and payable on or before 1/30/11.
●	Gun sight patent acquired from Century Technologies, Inc.

Although no liabilities were assumed in the purchase agreement, a contingent liability is attached if the receivables are collected by the Company. The contingent liabilities are approximately $400,000. The Company has not recorded the liability because the event precipitating the liability has not occurred and is not likely to occur in the future and the fair value is zero.

The assets were purchased with the issuance of 466,853 shares and were valued at market value at the grant date as $513,538. The allocation of the purchase price is as follows:

75% working interest in Oil & Gas lease:	$513,538

Recorded value	513,538

All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase.  The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset.

Subsequent to the Company’s purchase of the assets and the termination of the operator,  a mechanics lien was filed against the property claiming approximately $200,000 in fees  are due to the previous operator. The Company is aggressively defending the action, however at December 31, 2012, due to the lien and loss of title to the assets, the Company impaired the recorded cost, leaving no value associated with the acquisition.The Company recorded an impairment on long lived assets in the amount of $513,538.

Because of the mechanics lien which impaired the title to the Oil and Gas properties, the Company has not recorded any asset retirement obligations or assets related to this transaction.

NOTE 12 - MARKETABLE SECURITIES AVAILABLE FOR SALE

In May 2012, the Company acquired 2,052 shares of Facebook stock (FB) for $95,256 plus fees. The value of the shares at December 31, 2012 in the amount of $54,624  had decreased, giving rise to an unrealized loss of $40,632 for the year ended December 31, 2012. The Company evaluated the prospects of it’s investments in relation to the severity and duration of the impairment. Based on that evaluation, the Company does consider the shares to be other than temporarily impaired at December 31, 2012, and recorded a loss on marketable securities in the statement of operations.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report other than those reported below.

On January 28, 2013, the Board authorized the issuance of 68,484 shares for legal services.

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator,  a mechanics lien was filed against the property claiming approximately $200,000 in fees are due to the previous operator. The Company is aggressively defending the action.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2012, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties.  The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2012 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2012 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2012, the Board of Directors consisted of five Directors. The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” as defined by SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

During the fiscal year ended December 31, 2012, the Board of Directors held a total of 12 meetings.  Mr. Reichman, Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he or she served.  Mr. Hantman did not attend 75% of the meetings.

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

Frank Benintendo, Secretary has been a Director and Secretary of TTI since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of Internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer. Mr. Benintendo’s skills and background were attractive to TTI since the Company has no creative staff. Mr. Benintendo has designed the current TTI logo, designed and updated all stationary, presentation material and marketing tools and has worked several versions of the TTI website, including the current iteration.

Don Gilbert, Treasurer, has been a Director of TTI since November 2006 and a member of the Audit Committee since November 1, 2007. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents.  Having worked in the corporate world with executives across the country, Mr. Gilbert has accumulated business connections that may be helpful to Tree Top.

Robert Hantman, Director,  resigned in December, 2012. His resignation was disclosed in an 8 – K filing, which is attached here as an exhibit incorporated by reference.

The executive officers of TTI are as follows:

Name	Position

David I. Reichman	Chairman and CEO
Kathy M. Griffin	President

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

Robert Hantman should have filed a Form 3 on February 19, 2009, disclosing his receipt of 21,000 shares of common stock of TTI. Frank Benintendo and Donald Gilbert should have filed Form 4s on February 19, 2009, disclosing their respective receipt of 10,000 shares of common stock of TTI. David Reichman should have filed a Form 4 on February 19, 2009, disclosing his receipt of 39,000 shares of common stock of TTI. Kathy Griffin should have filed a Form 3 on June 8, 2009, disclosing her receipt of 24,000 shares of common stock of TTI. David Reichman should have filed a Form 4 on December 30, 2009, disclosing his receipt of 460,000 shares of common stock of TTI. Kathy Griffin should have filed a Form 4 on May 6, 2010, disclosing her receipt of 75,000 shares of common stock of TTI. On May 25, 2010:, Frank Benintendo should have filed a Form 4 disclosing receipt of 51,667 options; Donald Gilbert should have filed a Form 4 disclosing receipt of 51,666 options; Kathy Griffin should have filed a Form 4 disclosing receipt of 95,000 options; Robert Hantman should have filed a Form 4 disclosing receipt of 49,166 options and David Reichman should have filed a Form 4 disclosing receipt of 263,667 options.

Prior to the date of this filing, David Reichman failed to file a Form 4 in a timely manner.  However, this was corrected on April 8 th , 2011, by the filing the required Form 4.

David Reichman should have filed a Form 4 on December 29th, 2010 disclosing his receipt of 510,000 shares of common stock.

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

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in TTI's annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and others officers during 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonuses	Stock Awards ($’s)(1)	Option Awards ($000’s)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000)	Total ($)

David Reichman,	2012	500,000	-	978,500	$-	-	-	-	978,000
CEO	2011	500,000	-	560,000	-				560,000

Kathy Griffin,	2012	180,000	-	369,750	-				369,750
President	2011	180,000	-	380,000	-	-	-	-	380,000
__________
(1)	Stock issuances have been made to both Mr. Reichman and Mrs. Griffin as compensation for their continued work and support of Tree Top, without salary.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2012. Mr. Reichman’s salary remained at $500,000 for 2012. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors.   Due to Mr. Reichman’s continued willingness to forego his salary payment while the Company attempts to raise capital, the Board of Directors decided to issue 675,000 shares of Tree Top common stock to Mr. Reichman on August 12, 2012. On December 29, 2012, the board and Mr. Reichman agreed that the company would continue to receive his services through December, 2013, at an annual salary of $1.00.

The Board also determined the compensation for Mrs. Griffin, President, based on her undeterred commitment to Tree Top. Her salary remained at $180,000 in 2012. Due to the fact that Mrs. Griffin was willing to forego her salary for the entire year of 2012, and any bonus due her, the Board of Directors issued 255,000 shares of common stock to Mrs. Griffin on August 12, 2012. Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position. On December 29, 2012, the board and Mrs. Griffin agreed that the company would continue to receive her services through December, 2013, at an annual salary of $1.00.

Employment Agreements

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

Director Compensation

The members of the Board of Directors are compensated by grants of stock and options, in lieu of cash payments. The Directors were issued 25,000 shares of common stock in August, 2012, which were valued at $36,500 each, based on the market value on the day of grant. They were not issued any options.

Director Summary Compensation Table

2012
Name and Principal Position	Year		Bonus ($)	Stock Awards ($000’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($000’s)

David Reichman, Chairman/Director	2012	-	-	36,250	-	-	-	-	36,250
Frank Benintendo, Treasurer/Director	2012	-	-	36,250	-	-	-	-	36,250
Don Gilbert, Secretary/Director	2012	-	-	36,250	-	-	-	-	36,250
Kathy Griffin, Director	2012	-	-	36,250	-	-	-	-	36,250
Robert Hantman, Director	2012	-	-	36,250	-	-	-	-	36,250

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
David I. Reichman	-	N/A	N/A	$-	N/A
Kathy M. Griffin	-	N/A	N/A	$-	N/A
Donald H. Gilbert	-	N/A	N/A	$-	N/A
Frank Benintendo	-	N/A	N/A	$-	N/A
Robert Hantman	-	N/A	N/A	$-	N/A

On August 16, 2011, the Board of Directors authorized the issuance of 579,400 shares of common stock to the officers, directors for the cancellation of all outstanding options, and there are currently no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	David Reichman	2,146,075	Direct	36.1

Common Stock	Frank Benintendo	200,000	Direct	3.4

Common Stock	Don Gilbert	175,000	Direct	3.0

Common Stock	Kathy Griffin	605,014	Direct	10.2

Common Stock	Robert Hantman	81,000	Direct	1.4
______________
(1)	In care of Tree Top Industries , Inc. 511 Sixth Ave., Suite 800, New York, NY 10011

(2)	Calculated from the total of outstanding shares of common stock as of April 15,2013 (5,949,097).

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

The aggregate amount of the loans outstanding and due to Mr. Reichman and Mrs. Griffin, is $3,853,391 and $3,186,130 as of December 31, 2012 and 2011 respectively. They are non-interest bearing, due on demand loans. At December 31, 2012 and 2011, the balances due each officer are as follows: Mr. Reichman: $3,304,634 and $2,817,373, respectively, and Mrs. Griffin: $548,757 and $368,757, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC served as the Company’s independent registered public accounting firm for the years ended December 31, 2012 and 2011.

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2012 were as follows:

Audit Fees	$15,000
Audit Related Fees	-
All Other Fees	-
Total Fees	$15,000

Fees for professional services rendered to the Company during the fiscal years ended December 31, 2011 were as follows:

Audit Fees	$15,000
Audit Related Fees	-
All Other Fees	-
Total Fees	$15,000

Audit Fees: The audit fees for the fiscal years ended December 31, 2012 and 2011 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: There were no audit-related fees during the fiscal years ended December 31, 2012 and December 31, 2011.

Tax Fees: No fees were billed to the Company.

All Other Fees: There were no fees billed in the fiscal years ended December 31, 2012 and 2011 for products and services provided by the independent auditors, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Our Board of Directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal years ended December 31, 2012 and 2011. Our Board of Directors also appointed and authorized David Reichman to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board. The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

☐	Report of M&K CPAS, PLLC, Independent Registered Public Accounting Firm

☐	Balance Sheets as of December 31, 2012 and 2011

☐	Statements of Operations for the years ended December 31, 2012 and 2011

☐	Statement of Stockholders’ Deficit for the years ended December 31, 2012 and 2011

☐	Statements of Cash Flows for the years ended December 31, 2012 and 2011

☐	Notes to Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between Tree Top Industries, Inc. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Tree Top Industries, Inc. and GeoGreen Biofuels, Inc.(5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Tree Top Industries, Inc. and Asia Pacific Capital Corporation(6)

10.5	Distribution Agreement, by and between Tree Top Industries, Inc. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between Tree Top Industries, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between Tree Top Industries, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between Tree Top Industries, Inc. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between Tree Top Industries, Inc. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between Tree Top Industries, Inc. and AGS Capital Group, dated August 15, 2012.(12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of Tree Top Industries, Inc. and American Resource Technologies, Inc.(13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors(14)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer
_________________
(1)
Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREE TOP INDUSTRIES, INC.

Dated: April 16, 2013	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 16, 2013
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 16, 2013
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: April 16, 2013
Donald Gilbert,
Director & Treasurer