Form 10-Q
period 2013-03-31
TREE TOP INDUSTRIES, INC.
filed 2013-05-20
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2013

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

(775) 261-3728
Registrant's telephone number, including area code
_____________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 15, 2013, the number of shares outstanding of the registrant’s class of common stock was 5,930,786.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012, and From Inception of the Development Stage on August 1, 2007 through March 31, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and From Inception of the Development Stage on August 1, 2007 through March 31, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		24

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(A Development Stage Company)
(Unaudited)

ASSETS

	March 31,	December 31,
	2013	2012
CURRENT ASSETS

Cash and cash equivalents	-	-

Total Current Assets	-	-

PROPERTY AND EQUIPMENT (NET)	5,527	8,824

MARKETABLE SECURITIES	52,491	54,624

TOTAL ASSETS	$58,018	$63,448

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	977,254	949,933
Accrued interest	176,691	166,982
Due to officers and directors	3,843,133	3,853,391
Convertible Notes (Net of discount)	100,000	100,000
Notes Payable	103,000	88,000
Notes payable- in default	597,860	597,860

Total Current Liabilities	5,797,938	5,756,166

Total Liabilities	5,797,938	5,756,166

STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share,
10,000,000 shares authorized; 6,730,786 and 6,680,613
issued, 5,930,786 and 5,880,613 outstanding, respectively	6,730	6,680
Additional paid-in-capital	145,906,391	145,843,081
Stock payable	22,181	-
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income	(2,133)	-
(Deficit) Accumulated During the Development Stage	(149,497,089)	(149,366,479)

Total Stockholders' Deficit	(5,739,920)	(5,692,718)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,018	$63,448

TREE TOP INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			on August 1,
	For the Three Months Ended		2007 through
	March 31,		March 31,
	2013	2012	2013

REVENUES	$-	$-	$2,967

COST OF SALES	-	-	-

GROSS PROFIT (LOSS)	-	-	2,967

OPERATING EXPENSES

General and administrative	25,047	38,588	6,107,932
Impairment of assets	-	-	2,788,538
Compensation and professional fees	85,018	487,216	139,667,154
Depreciation	3,296	8,191	160,867

Total Operating Expenses	113,361	533,995	148,724,491

LOSS FROM OPERATIONS	(113,361)	(533,995)	(148,721,524)

OTHER INCOME (EXPENSE)

Loss on disposal of assets	-	-	(2,915)
Gain on debt forgiveness	-	-	63,865
Interest income	-	-	9
Gain/(loss) on investments	-		(40,632)
Financing expenses	-		(400,000)
Interest expense	(17,249)	(15,476)	(395,892)

Total Other Income (Expense)	(17,249)	(15,476)	(775,565)

NET LOSS BEFORE INCOME TAXES	(130,610)	(549,471)	(149,497,089)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(130,610)	$(549,471)	$(149,497,089)

LOSS PER SHARE - BASIC & DILUTED	$(0.02)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,910,786	3,426,515

TREE TOP INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on August 1,
	For the Three Months Ended		2007 through
	March 31,		March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(130,610)	$(549,471)	(149,497,089)
Adjustments to reconcile net loss to net cash used
in operating activities:
Bad debt expense	-	-	192,000
Depreciation and amortization	3,296	8,191	160,867
Stock issued for option cancellation	-	-	115,201
Stock issued for rent	-	-	137,500
Gain on debt settlement	-	-	(63,865)
Loss on marketable securities	-	-	40,632
Stock options granted for services rendered	-	-	44,870,540
Impairment of long lived assets	-	-	513,538
Impairment of intangible assets	-	-	2,275,000
Common stock issued for services rendered	82,180	301,858	93,788,528
Shares issued for finance charges	-	-
Imputed interest on loan	3,360	3,360	42,687
Loss on diposal of fixed assets	-	-	2,915
Amortization of debt discount	-	-	175,000
Change in operating assets and liabilities, net of acquisition:
Increase (decrease) in accounts payable and accrued expenses	41,214	199,764	3,908,446

Net Cash Used in Operating Activities	(560)	(36,298)	(3,338,100)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable	-	-	(192,000)
Cash received in acquisition	-	-	44,303
Cash paid for investments	-		(95,256)
Purchases of property and equipment	-	-	(169,310)

Net Cash Used in Investing Activities	-	-	(412,263)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders	-	-	50,375
Cash received from issuance of common stock	-	25,000	1,712,700
Cash received from notes payable	15,000	-	762,860
Cash paid to related party loans	(15,145)	(34,340)	(591,578)
Cash received from related party loans	705	45,568	1,816,006

Net Cash Provided by Financing Activities	560	36,228	3,750,363

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	(70)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	517	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$0	$447	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of sub	$-	$-	$2,275,000
Common stock issued to ESOP	$-	$-	$2,176,000
Conversion of Debentures	$-	$50,000	$75,000
Unrealized loss on marketable securities	$2,133	$-	$2,133

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the first quarter 2013 that would have a material effect on the accounting policies of the Company when adopted.

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
March 31, 2013
(Unaudited)

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

Asset Retirement Obligation
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

Investments at Cost
The Company accounts for its investment in private entities using the equity method for investments where the Company’s shares held are in excess of 20% of the outstanding shares of the investee. The Company acquired a 25% equity investment in three entities from Brazil as part of the assets of the ARUR acquisition in December 2012. Due to the inactivity of the entities, the Company did not allocate any purchase price to these investments. The Company evaluates its cost in investments for impairment of value annually. If cost investments become marketable they are reclassified to Marketable Securities-Available for Sale.

Investments are as follows:
Balance, December 31, 2012	$-0-
Realized gains and losses	-0-
Unrealized gains and losses	-0-

Balance, March 31, 2013	$-0-

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

Marketable securities are as follows at March 31, 2013:

Balance at December 31, 2012:	$54,624
Change in market value at March 31, 2013	(2,133)
Balance at March 31, 2013:	$52,491

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2013 and December 31, 2012. Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3
Marketable Securities – 2013	52,491	-0-	-0-
Marketable Securities – 2012	54,624	-0-	-0-
Notes payable - 2013	-0-	-0-	$800,860
Notes payable - 2012	-0-	-0-	$785,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 31, 2013 and December 31, 2012:

Notes payable
Balance, December 31, 2012	$785,860
Purchases, sales, issuances and settlements (net)	15,000
Balance, March 31, 2013	$647,860

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2013

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at March 31, 2013 and December 31, 2012.

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

	For the Three Months Ended
	March 31,
	2013	2012
Loss (numerator)	$(130,610)	$(549,471)
Shares (denominator)	5,910,786	3,426,515
Basic and diluted loss per share	$(0.02)	$(0.16)

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

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2013

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of March 31, 2013 of $3,843,133 consisted of advances, payables and accrued wages to David Reichman, the Company’s Chief Executive Officer of $3,294,375 and accrued wages to Kathy Griffin, the Company’s President of $548,758. As of December 31, 2012, the related party balance was $3,853,391, consisting of a balance due David Reichman of $3,304,634, and a balance due Kathy Griffin of $548,757. During the three month period ended March 31, 2013, Mr. Reichman advanced the company $705 and was repaid $15,145. The amounts due to the officers are due on demand, have no formal agreements, and accrue interest equal to that being charged individually on the debt. Interest accrued during the three months ended March 31, 2013 was $4,180, for credit cards used on the Company’s behalf.

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured, with original due dates between August 2000 and November 2013. Five notes with maturity dates that have passed are currently in default with the remaining note due on demand and thus all notes are classified as current liabilities. At March 31, 2013 and 2012, notes payable amounted to $700,860 and $597,860, respectively. Below is a table summarizing the notes owed by the Company.

Interest Expense
Principal	Interest Rate	3/31/2013	3/31/2012	Maturity

$292,860	9.00%	$6,589	$6,589	6/27/2010
192,000	0%	3,360	3,360	On Demand(1)
18,000	6.00%	270	270	9/1/2002
30,000	6.00%	450	450	9/12/2002
25,000	5.00%	313	313	8/31/2000
40,000	7.00%	700	700	7/10/2002
12,000	6.00%	180	-	4/28/2013
20,000	6.00%	300	-	5/17/2013
12,000	6.00%	180	-	6/19/2013
20,000	6.00%	300	-	7/2/2013
5,000	6.00%	75	-	8/3/2013
19,000	6.00%	285	-	8/13/2013
5,000	6.00%	25	-	10/28/2013
10,000	6.00%	41	-	11/16/2013
$700,860		$13,068	$11,682

On February 28, 2013, and March 6, 2013, the Company received proceeds from notes payable lenders. The note amounts were $5,000 and $10,000 respectively, and both bear interest at 6%. The notes mature on 10/28/13 and 11/16/13, respectively, and are unsecured.

(1)	Imputed interest due to 0% interest rate

(b)	CONVERTIBLE NOTES PAYABLE:

On April 12, 2012, the Company engaged in a note agreement with a Company for $100,000. The note is convertible into common shares of the Company at a rate of $.005, to include all fees and interest. The Company recorded a $100,000 discount on the Convertible Note due to this beneficial conversion feature. The discount was accreted over the term of the note, and the net note balance at March 31, 2013 and December 31, 2012 was $100,000, respectively.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

On January 28, 2013, the Board of Directors authorized the issuance of 50,000 shares of common stock to an attorney for services performed. The shares were valued at the market price on the day of issuance, in the amount of $60,000.

Also on January 28, 2013, the Board of Directors authorized the issuance of 18,484 shares to our corporate council, however the shares were not issued at March 31, 2013 and have been recorded as a stock payable liability on the financial statements. The share were valued at the market price on the day of grant of $22,181.

During the three months ended March 31, 2013, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360, with an increase in paid in capital.

During the three months ended March 31, 2013, the Company did not issue any stock options or warrants.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 7 - LEGAL ACTIONS

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

NOTE 8 - ASSET PURCHASES AND OIL & GAS PROPERTIES

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. The assets purchase from ARUR are as follows:

●	75% working interest in the Ownbey Oil & Gas leases in Chautauqua County Kansas, with associated equipment and oil field assets
●	A 1 to 2 mile shut down natural gas pipeline located in Montgomery County Kansas
●	Common Stock interest representing 25% of the common stock of Brasil Asset Management, Inc.
●	Common Stock interest representing 25% of the common stock of Thor Geotrac.
●	Common Stock interest representing 25% of the common stock of Ameribras Oklahoma.
●	Account receivable from skyberCorp do Brasil (Ameribras) due1/1/2011 in the amount of $3,600,000
●	Account receivable from Brasil Asset Management Projectos Limitada (BAMB) due 1/1/2012 in the amount of $3,600,000
●	Promissory Note Receivable from Ameribras Energy, Inc, due 5/13/2010, in the amount of $100,000
●	Promissory Note Receivable from Ameribras Energy, Inc, due 6/15/2010, in the amount of $100,000
●	Promissory Note Receivable from Brasil Asset Management, Inc, due 3/26/2011, in the amount of $350,000
●	Contract for Revenue with Brasil Asset Mangement, Inc. (BAMO), in the amount of $1,000,000 due and payable on or before 1/30/11.
●	Gun sight patent acquired from Century Technologies, Inc.

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

Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $200,000 in fees are due to the previous operator. The Company is aggressively defending the action, however at December 31, 2012, due to the lien and loss of title to the assets, the Company impaired the recorded cost, leaving no value associated with the acquisition. The Company recorded an impairment on long lived assets in the amount of $513,538.

Because of the mechanics lien which impaired the title to the Oil and Gas properties, the Company has not recorded any asset retirement obligations or assets related to this transaction.

TREE TOP INDUSTRIES, INC.
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2013
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report except as follows:

During the first quarter 2013, the Company hired an interim operator, mechanic and electrician to repair and maintain the oil & gas equipment on the Ownbey Lease. The operator was able to repair and maintain the equipment on 11 of the 13 wells, and on May 9, 2013, they were successful in getting 11 of the 13 wells operational and pumping oil. The Company will have additional maintenance to perform on additional wells and water pumping systems, however, we expect to report revenues from the oil production of these wells during the 2nd quarter 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Tree Top’s consolidated financial condition, results of operations and business. These statements include, among others:

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

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of shares of Tree Top’s common stock as described in the asset purchase agreement, which was disclosed in an 8 – K and is attached as an exhibit incorporated by reference. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $200,000 in fees are due to the previous operator. The Company is aggressively defending the action, however at December 31, 2012, due to the lien, the Company impaired the recorded cost, leaving no value associated with the acquisition. As discussed in the subsequent events section in the notes to the financial statements, the Company was able to resolve administrative issues relative to the oil & gas properties, and was able to bring 11 of the 13 wells into operation. They began producing oil on May 9, 2013.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies as of March 31, 2013 and for the three months then ended.

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

RESULTS OF OPERATIONS

 Results of Operations for the Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012:

We realized revenues of $-0- during the three months ended March 31, 2013 and 2012. We presently do not have a steady source of revenue. Our operating expenses decreased from $533,995 in 2012 to $113,361 in 2013. The decrease was primarily the result of a decrease in compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $38,588 to $25,047 or 35%. Compensation and professional fees decreased by $402,198, due to the decrease in officer wages and stock based compensation given to employees and others. Depreciation expense decreased from $8,191 to $3,296.

Our net loss decreased by $418,861 from $549,471 in 2012 to $130,610 in 2013. This translates to a $.14 decrease in loss per share from $(0.16) in 2012 to $(.02) in 2013. Included in our net loss was $60 ,000 and $301,858 for the value of common stock and common stock purchase warrants and options which were issued in 2013 and 2012 respectively. Excluding these non cash expenses, our net loss would have been $70 ,610 and $247,613, respectively. We expect that our losses will continue to be approximately $100,000 per month until we are able to establish a reliable revenue flow.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013 we had cash on hand of $0 compared to $447 at March 31, 2012. We used cash in our operations of $560 in 2013 compared to $36,298 in 2012, a 98% decrease. We raised $0 and $25,000 from the sale of our common stock or exercises of stock options in 2013 and 2012, respectively. Additionally, we raised $705 and $45,568 from related party loans in 2013 and 2012, and $15,000 and $0 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $100,000 per month for 2013. We do not have sufficient cash on hand at March 31, 2013 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing.

Some of Tree Top’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Tree Top has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business. This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available. Tree Top shall attempt to negotiate favorable repayment schedules, if and when any applicable creditor takes any collection related actions. In addition, there is an amount due to officers and Directors equal to $3,843,133 as of March 31, 2013 and $3,853,391 as of December 31, 2012 respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand. Our liquidity would decrease materially if any such officer or Director demanded repayment. These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Tree Top shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm Tree Top’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $5,797,938 would cause Tree Top to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

None

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2012. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31, 2013 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the three months ended March 31, 2013 without registration:

There were no share issuances for cash during the quarter ended March 31, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to RA Beeso due June 27, 2010, with interest accrued at 9% per annum, unsecured , unpaid to date and in default.	292,860

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to Highest Star Investment due on demand, unsecured with no stated interest rate, unpaid To date and in default	192,000

Totals	$597,860

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
_________________
(1)
Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2013	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 17, 2013
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 17, 2013
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 17, 2013
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: May 17, 2013
Donald Gilbert, Director & Treasurer