Form 10-Q
period 2013-06-30
TREE TOP INDUSTRIES, INC.
filed 2013-08-14
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0250943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Sixth Avenue, Suite 800, New York, NY 10011
(Address of principal executive offices) (Zip Code)

(646) 240 4188
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

As of August 14, 2013, the number of shares outstanding of the registrant’s class of common stock was 6,125,090.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012, and From Inception of the Development Stage on August 1, 2007 through June 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and From Inception of the Development Stage on August 1, 2007 through June 30, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,057	$-
Marketable securities	24,882	54,624
Oil & Gas inventory	15,159

Total Current Assets	43,098	54,624

PROPERTY AND EQUIPMENT (NET)	9,688	8,824

TOTAL ASSETS	$52,786	$63,448

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$866,131	$949,933
Accrued interest	82,151	166,982
Deferred revenue	15,159	-
Due to officers and directors	-	3,853,391
Convertible Notes (Net of discount)	-	100,000
Notes Payable	92,640	88,000
Notes payable- in default	305,000	597,860
Current portion of long-term debt	45,641	-

Total Current Liabilities	1,406,722	5,756,166

LONG-TERM LIABILITIES
Notes payable (less current portion)	1,172,530	-

Total Liabilities	2,579,252	5,756,166
STOCKHOLDERS' DEFICIT

Common stock, par value $0.001 per share,
10,000,000 shares authorized; 6,925,090 and 6,680,613
issued, 6,125,090 and 5,880,613 outstanding, respectively	6,925	6,680
Additional paid-in-capital	149,056,550	145,843,081
Stock payable	22,181	-
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income (loss)	(1,739)	-
(Deficit) Accumulated During the Exploration Stage	(149,434,383)	(149,366,479)

Total Stockholders' Deficit	(2,526,466)	(5,692,718)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,786	$63,448

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From Inception on August 1, 2007 through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

REVENUES
Crude oil sales	$-	$-	$-	$-	$-

OPERATING EXPENSES
Oil & Gas operating costs	6,943	-	6,943	-	6,943
Depreciation	2,423	8,190	5,720	16,382	163,290
General and administrative	18,685	37,828	43,596	76,416	6,126,616
Compensation and professional fees	64,589	264,988	149,743	752,204	139,731,743
Impairment of assets	-	-	-	-	2,788,538

Total Operating Expenses	92,640	311,006	206,002	845,002	148,817,130

LOSS FROM OPERATIONS	(92,640)	(311,006)	(206,002)	(845,002)	(148,817,130)

OTHER INCOME (EXPENSE)

Loss on disposal of assets	-	-	-	-	(2,915)
Gain on debt forgiveness	165,220	-	165,220	-	229,085
Interest income & other income	-	-	-	-	2,976
Gain/(loss) on investments	557	-	557	-	(40,075)
Financing expenses	-	-	-	-	(400,000)
Interest expense	(10,432)	(48,278)	(27,679)	(63,754)	(406,324)

Total Other Income (Expense)	155,345	(48,278)	138,098	(63,754)	(617,253)

NET INCOME (LOSS) BEFORE INCOME
TAXES	62,705	(359,284)	(67,904)	(908,756)	(149,434,383)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$62,705	$(359,284)	$(67,904)	$(908,756)	$(149,434,383)

OTHER COMPREHENSIVE INCOME/(LOSS) NET OF TAXES
Unrealized income (loss) on held for sale marketable securities	394	-	(2,133)	-	(1,739)

COMPREHENSIVE INCOME/(LOSS)	$63,099	$(359,284)	$(70,037)	$(908,756)	$(149,436,122)

GAIN/(LOSS) BASIC AND DILUTED	$0.01	$(0.10)	$(0.01)	$(0.26)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,954,018	3,477,815	5,932,650	3,452,203

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		From Inception on August 1, 2007 through
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(67,904)	$(908,756)	(149,434,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	-	-	192,000
Depreciation and amortization	5,719	16,382	163,290
Stock issued for option cancellation	-	-	115,201
Stock issued for rent	-	-	137,500
Gain on debt settlement	(165,220)	-	(229,085)
Loss on marketable securities	-	-	40,632
Stock options granted for services rendered	-	-	44,870,540
Impairment of long lived assets	-	-	513,538
Impairment of intangible assets	-	-	2,275,000
Common stock issued for services rendered	82,181	398,058	93,788,529
Gain on sale of investments	(557)	-	(557)
Imputed interest on loan	6,720	6,720	46,047
Loss on diposal of fixed assets	-	-	2,915
Amortization of debt discount	-	32,917	175,000
Change in operating assets and liabilities, net of acquisition:
Increase (decrease) in accounts payable and accrued expenses	140,818	365,085	4,008,050

Net Cash Used in Operating Activities	1,757	(89,594)	(3,335,783)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable	-	-	(192,000)
Cash received in acquisition	-	-	44,303
Cash paid for investments	-	(95,256)	(95,256)
Cash received from sale of investments	28,561		28,561
Purchases of property and equipment	(6,584)	-	(175,894)

Net Cash provided by (used in) Investing Activities	21,977	(95,256)	(390,286)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders	-	-	50,375
Cash received from issuance of common stock	-	25,000	1,712,700
Cash received from notes payable	50,640	100,000	798,500
Cash paid on notes payable	(12,000)		(12,000)
Cash paid to related party loans	(66,285)	(40,465)	(642,718)
Cash received from related party loans	6,968	99,891	1,822,269

Net Cash Provided by (Used in) Financing Activities	(20,677)	184,426	3,729,126

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,057	(424)	3,057

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	517	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,057	$93	$3,057

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of sub	$-	$-	$2,275,000
Common stock issued to ESOP	$-	$-	$2,176,000
Conversion of Debentures	$-	$50,000	$75,000
Unrealized loss on marketable securities	$1,739	$-	$1,739
Conversion of Accrued interest	$97,321	$-	$97,321
Stock issued to settle accounts payable	$204,081	$-	$204,081
Contribution to capital from officers	$3,108,133	$-	$3,108,133
Non-cash recording of deferred revenue	$15,159	$-	$15,159

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2013

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

Investments are as follows:
Balance, December 31, 2012	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, June 30, 2013	$0

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

Marketable securities are as follows at June 30, 2013:

Balance at December 31, 2012:	$54,624
Sale of FB shares	(28,004)
Change in market value at June 30, 2013	(1,739)
Balance at June 30, 2013:	$24,881

The Company realized cash in the amount of $28,561 from the sale of marketable securities during the 2nd quarter 2013, and recognized a gain on the sale of $557.

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

ο	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

ο
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

ο	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2013 and December 31, 2012.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s  Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3
Marketable Securities – 2013	24,881	-0-	-0-
Marketable Securities – 2012	54,624	-0-	-0-
Notes payable - 2013	-0-	-0-	1,615,811
Notes payable - 2012	-0-	-0-	785,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2013 and December 31, 2012:

Notes payable
Balance, December 31, 2012	$785,860
Purchases, sales, issuances and settlements (net)	829,952
Balance, June 30, 2013	$1,615,812

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2013

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at June 30, 2013 and December 31, 2012.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2013 and 2012, no common equivalent shares were excluded from the calculation and as of June 30, 2013, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2013	2012
Income (Loss) (numerator)	$(67,904)	$(908,756)
Shares (denominator)	5,932,650	3,452,203
Basic and diluted income (loss) per share	$(0.01)	$(0.26)

	For the Three Months	For the Three Months
	Ended June 30,	Ended June 30,
	2013	2012
Income (Loss) (numerator)	$62,705	$(359,284)
Shares (denominator)	5,954,018	3,477,815
Basic and diluted income (loss) per share	$0.01	$(0.10)

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2013

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

Oil & Gas Inventory
The Company accounts for the oil & gas extracted from the ground and held in holding tanks prior to pickup and sale as oil & gas inventory. It is computed using the measurement of barrels and is multiplied with the published oil purchase price from the customer that picks up and purchases our oil.

Revenue Recognition and Deferred Revenue
Revenue form sales of crude oil are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer. Title transfers for crude oil generally occur when a tanker lifting has occurred. Oil inventory in holding tanks at the period end are recorded as deferred revenue prior to tanker lifting.

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of June 30, 2013 of $693,991 consisted of current and long term notes payable to David Reichman, the Company’s Chief Executive Officer of $483,991 and current and long term notes payable to Kathy Griffin, the Company’s President of $210,000. As of December 31, 2012, the related party balance was $3,853,391, consisting of a balance due David Reichman of $3,304,634, and a balance due Kathy Griffin of $548,757. During the six month period ended June 30, 2013, Mr. Reichman advanced the company $6,968 and was repaid $66,285.  The amounts due to the officers are due on June 30, 2014 in the amount of $35,000, and $658,991 due on December 31, 2015. The notes bear interest at 5%, monthly installments on the long-term notes in the amount of $4,000 on each note, begins January 1, 2015. Interest on various credit cards of Mr. Reichman, are being accrued at the applicable rates on the credit card accounts. The difference between the new note balances and the old liabilities of $3,108,133 was recorded to additional paid in capital due to the related party nature of the transaction.

On June 30, 2013, The Company negotiated the previous accrued wages, adavances and expenses of David Reichman, CEO and Kathy Griffin, President, into long-term notes and short-term notes. Mr. Reichman and Mrs. Griffin, have negotiated down their liabilities in an attempt to make the Company more attractive to future investors and to make the Company more financially fit going forward. With the Company’s new direction as an oil and gas entity, it was necessary to clear away the old obligations and start anew. Because David and Kathy are major shareholders and officers/directors, accounting regulations require that these debt settlements not be recognized as income, or gains from debt settlement, but rather are recorded as shareholder contributions to capital. Mr. Reichman’s settlement included all liabilities being converted into a long-term note of $500,000 and a short-term note of $25,000. Mrs. Griffin’s liabilities were converted into a long-term note of $200,000 and a short-term note of $10,000. The difference between the new note balances and the old liabilities of $3,108,133 was recorded to additional paid in capital due to the related party nature of the transaction.

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2013

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, which are unsecured, with original due dates between August 2000 and December 2015. Four notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At June 30, 2013 and 2012, notes payable amounted to $1,615,812 and $597,860, respectively. Below is a table summarizing the notes owed by the Company.

		Interest Expense
Principal	Interest Rate	6/30/2013	6/30/2012	Maturity

$192,000	0%	6,720	6,720	On Demand(1)
18,000	6.00%	540	540	9/1/2002
30,000	6.00%	900	900	9/12/2002
25,000	5.00%	626	626	8/31/2000
40,000	7.00%	1,400	1,400	7/10/2002
19,000	6.00%	570	-	8/13/2013
5,000	6.00%	100	-	10/28/2013
10,000	6.00%	191	-	11/16/2013
7,000	6.00%	63	-	1/15/2014
16,640	5.00%	105	-	1/15/2014
388,376	5.00%	232	-	12/31/2015
100,000	5.00%	68	-	12/31/2015
32,960	5.00%	23	-	12/31/2015
32,746	5.00%	22	-	12/31/2015
5,099	5.00%	3	-	12/31/2015
458,991	5.00%	-	-	12/31/2015
200,000	5.00%	-	-	12/31/2015
25,000	5.00%	-	-	06/30/2014
10,000	5.00%	-	-	06/30/2014
1,615,812		11,563	10,186

Note payable activity in the six months ended June 30, 2013:

On February 28, 2013, and March 6, 2013, the Company received proceeds from notes payable lenders. The note amounts were $5,000 and $10,000 respectively, and both bear interest at 6%. The notes mature on 10/28/13 and 11/16/13, respectively, and are unsecured.

During the 2nd Quarter, a director and shareholder advanced $7,000 and received a note payable, bearing interest at 6%, unsecured and due in 8 months. Also during the quarter an individual advanced $28,640 and received a note bearing interest at 5%, unsecured and due in 8 months.

We also negotiated $3,843,133 in officer debt into long-term notes payable of $700,000 and short term notes of $35,000. and the remaining difference of $3,108,133 was a contribution to capital, due to the related party nature of the transaction. We also renegotiated $509,294 in notes payable and accrued interest into long term notes due December 31, 2015. Our current portion of this long-term debt is $45,641. There was no gain or loss on the conversion of  these notes with accrued interest, because the old note balances with the associated accrued interest was combined and reclassified to long term debt.

(1)	Imputed interest due to 0% interest rate

(b)	CONVERTIBLE NOTES PAYABLE:

On April 12, 2012, the Company engaged in a note agreement with a Company for $100,000. The note is convertible into common shares of the Company at a rate of $.005, to include all fees and interest. The Company recorded a $100,000 discount on the Convertible Note due to this beneficial conversion feature. The discount was accreted over the term of the note, and the net note balance at June 30, 2013 and December 31, 2012 was $0 and $100,000, respectively.

On June 26, 2013 this convertible note was renegotiated, and a non-convertible note was signed, bearing interest at 5%, with monthly payments beginning 1/1/2014, due on December 31, 2015.

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

On January 28, 2013, the Board of Directors authorized the issuance of 50,000 shares of common stock to an attorney for services performed. The shares were valued at the market price on the day of issuance, in the amount of $60,000.

Also on January 28, 2013, the Board of Directors authorized the issuance of 18,484 shares to our corporate council, however the shares were not issued at June 30, 2013 and have been recorded as a stock payable contra-equity account on the financial statements. The share were valued at the market price on the day of grant of $22,181.

During the three months ended March 31, 2013 and June 30, 2013, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360 per quarter, with an increase in paid in capital.

On June 20, 2013, the Board of Directors, authorized the issuance of 194,304 shares of common stock for the conversion of accounts payable in the amount of $204,081. The transaction was recorded at the market price of the stock on the day of issuance of $.20 per share. A gain on the settlement of this debt was recorded in the amount of $165,220.

On June 30, 2013, in connection with the settlement of the officer debt as described in the notes payable disclosure above, a contribution to paid in capital was recorded in the amount of $3,108,133.

During the six months ended June 30, 2013, the Company did not issue any stock options or warrants.

NOTE 7 - LEGAL ACTIONS

During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet.  Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively. GeoGreen has filed a cross-complaint against the Company and its two officers, the Chief Executive Officer and the President, however the charges against the officers were subsequently dismissed with prejudice. A motion was also passed denying GeoGreen's motion to strike TTII's request for punitive damages.

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

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2013
(Unaudited)

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
During the six months ended June 30, 2013, the company made application to the State of Kansas for recognition as a 75% working interest holder and was granted the right to continue oil production. It was determined that mechanic liens do not attach to the oil in the ground, or prevent the working interest holders from continuing operations. The Company, therefore, commenced the oil & gas operations once approval from the State was received.

During the six months ended June 30, 2013, the Company hired an interim operator, mechanic and electrician to repair and maintain the oil & gas equipment on the Ownbey Lease. The operator was able to repair and maintain the equipment on 11 of the 13 wells, and on May 9, 2013, they were successful in getting 11 of the 13 wells operational and pumping oil. At June 30, 2013, the company had extracted 234 barrels of oil in their holding tanks. The Company recorded oil & gas inventory and deferred revenue on their books to reflect the oil extracted.  The Company will have additional maintenance to perform on additional wells and water pumping systems, however, we will report revenues from the oil production of these wells during the 3rd quarter 2013.

NOTE 9 – GAIN ON SETTLEMENT OF TRADE PAYABLES

On June 20, 2013, the board of Directors, authorized the issuance of 194,304 shares of common stock for the conversion of accounts payable due to for professionals that previously worked for or are currently working for the Company. The accounts payable in the amount of $204,08 was negotiated and settled for the issuance of common stock. The share issuance was recorded at the market price of the stock on the day of issuance at $.20 per share, which resulted in a gain on the settlement of this debt in the amount of $165,220.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report except as follows:

During the third quarter 2013, the Company hired a company to pickup and purchase the oil extracted from our oil leases. The first tanker lifting occurred in July 2013, therefore,  revenue will be recorded pursuant to the sale of oil & gas in the 3rd quarter.

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

●
statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

Organizational History

We were incorporated on in 1980 under the laws of the State of Nevada under the name of Western Exploriation, Inc.  Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc.  On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation.  Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc.  NetThruster, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (BAT”),  Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc. Several of these subsidiaries have been formed by us in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

On December 31, 2012 (the “Closing Date”), we and one of our subsidiaries, TTII Oil & Gas, Inc., entered into an asset purchase agreement (“Purchase Agreement”) with American Resource Technologies, Inc., a Kansas corporation (the "ARUR"). Pursuant to the Purchase Agreement, the Company purchased substantially all the assets of ARUR for a purchase price of $500,000, which was paid in the form of 466,853 shares of the Company’s common stock. The shares were valued at $1.071 per share based on the weighted-average trading price of our common stock over the ten trading days prior to the Closing Date.

ARUR is an oil and gas corporation.  Its primary business is that of oil and gas leasing and production in Kansas.  Tree Top will pursue the oil and gas leasing production business of ARUR and will look to expand both ARUR’s oil and gas leasing business and a mining business on other properties in the United States.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies as of June 30, 2013 and for the six months then ended.

Overview of Business

American Resource Technologies, Inc. (known as “ARUR”) is an oil and gas corporation.  The company was incorporated in the state of Kansas.  Its primary business is that of oil and gas leasing and production.  The company specializes in the utilization of modern technologies with known resources to enhance project output.  The focus of the company was domestic oil and gas properties in S.E. Kansas.  The company has a working interest of 100% of 75% of a lease in S.E. Kansas.  This lease has approximately 13 working wells.  In 2010 ARUR branched out and became a consultant for two companies in Brazil.  These consulting contracts focused on domestic onshore exploration in Brazil.   ARUR has also acquired percentages of the sister companies of these two Brazilian companies that are owned by corporations in the U.S.   In 2010 ARUR acquired a 25% ownership into an Oklahoma corporation that designed a new software for gamma ray survey interpretation.  This new software interprets data accumulated during aerial or surface surveys and provides a 3D blueprint of the areas with the highest concentration of hydrocarbons and/or uranium, dependent upon the algorithm application.

American Resource Technologies, Inc. (”ARUR”) was incorporated in the state of Kansas.  The Company was originally incorporated as Arts Antiques Autos, Ltd., and changed its name to Golden Chief Resources, Inc. on August 5, 1981.  On April 4, 2007 the Company changed its name from Golden Chief Resources, Inc. to American Resource Technologies, Inc.  The Company was a reporting public company until October of 2011 when the Security and Exchange Commission had it delisted.  The Company at this time does not have sufficient working capital to sustain its operations.

The Company is an oil and gas corporation.  Its primary business is that of oil and gas leasing and production.  It specializes in the utilization of modern technologies with known resources to enhance project output.  The company has working interest of 100% of 75% of a lease in S.E. Kansas.  This lease has approximately 13 working wells.  In 2010 ARUR branched out and became a consultant for two companies in Brazil.  These consulting contracts focused on domestic onshore exploration in Brazil.  ARUR has also acquired percentages of the sister companies of these two Brazilian companies, that are owned by corporations in the U.S.  In 2010 ARUR acquired 25% ownership in an Oklahoma corporation that designed a new software for gamma ray survey interpretation.  This new software interprets data accumulated during aerial or surface surveys and provides a 3D blueprint of the areas with the highest concentration of hydrocarbons and/or uranium, dependent upon the algorithm application.

Competitors

There are many competitors in the oil and gas industry that are larger than us and have better resources.

Suppliers and Customers

An operator hired by us will operate and service the wells.  We will sell the oil and gas produced by the wells to local

Government and Environmental Regulation

Governmental authorities may in the future impose obstacles to the production and sale of oil and gas through laws or regulations.  Recent tax and energy legislation has been enacted, the total effect of which is not yet known.  Various types of mineral properties have come under attack in certain areas because of their potential impact upon the surrounding environment.  Therefore, leases or production in which the we may have an interest could be adversely affected by either governmental regulations or private litigation involving such environmental concerns.  We are not able to predict the outcome of such controls, regulations or laws on its operations or on the operations of the Company.

Intellectual Property

In 2010 ARUR acquired 25% ownership in an Oklahoma corporation that designed a new software for gamma ray survey interpretation.  This new software interprets data accumulated during aerial or surface surveys and provides a 3D blueprint of the areas with the highest concentration of hydrocarbons and/or uranium, dependent upon the algorithm application.  This intellectual property is not a significant asset of our business.

Employees

As of August 15, 2013, we have 2 full-time employees. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012:

We realized revenues of $-0- during the three months ended June 30, 2013 and 2012, and deferred revenue until the 3rd quarter for oil that was extracted during the quarter ended June 30, 2013, and was in our holding tanks but was not sold. We therefore, have oil & gas inventory which was  picked up and sold in Q3. Oil extraction will continue as a steady source of revenue going forward. Our operating expenses decreased from $311,006 in 2012 to $92,640 in 2013. The decrease was primarily the result of a decrease in compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $37,828 to $18,685 or 51%. Compensation and professional fees decreased by $200,399, due to the decrease in officer wages and stock based compensation given to employees and others. Depreciation expense decreased from $8,190 to $2,423.

Our net loss decreased by $421,989 from $(359,284) in 2012 to income of $62,705 in 2013. The primary reason for this improvement was the recording of $165,220 gain on the settlement of accounts payable for common share, and the decrease in expenses as disclosed above. This translates to an $.11 increase in earnings per share from $(0.10) in 2012 to $.01 in 2013. Included in our net income (loss) was $0 and $96,200 for the value of common stock and common stock purchase warrants and options which were issued in 2013 and 2012 respectively. Excluding these non cash expenses, our net income (loss) would have been $62,705 and $(263,084), respectively. We expect that our losses will continue to be approximately $30,000 per month until we are able to establish a larger revenue flow from our oil & gas leases.

Results of Operations for the Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012:

We realized revenues of $-0- during the six months ended June 30, 2013 and 2012. However, we deferred revenue until the 3rd quarter for oil that was extracted during the quarter ended June 30, 2013, and was in our holding tanks but was not sold. We therefore, have oil & gas inventory which was  picked up and sold in Q3. Oil extraction will continue as a steady source of revenue going forward.  Our operating expenses decreased from $845,002 in 2012 to $206,002 in 2013. The decrease was primarily the result of a decrease in compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $76,416 to $43,596 or 43%. Compensation and professional fees decreased by $602,461, due to the decrease in officer wages and stock based compensation given to employees and others. Depreciation expense decreased from $16,382 to $5,720.

Our net loss decreased by $840,852 from $(908,756) in 2012 to $(67,904) in 2013. The primary reason for this improvement was the recording of $165,220 gain on the settlement of accounts payable for common share, and the decrease in expenses as disclosed above. This translates to a $.25 decrease in loss per share from $(0.26) in 2012 to $(.01) in 2013. Included in our net loss was $82,181 and $398,058 for the value of common stock and common stock purchase warrants and options which were issued in 2013 and 2012 respectively. Excluding these non cash expenses, our net income (loss) would have been $14,277 and $(510,698), respectively. We expect that our losses will continue to be approximately $30,000 per month until we are able to establish a larger revenue flow from our oil & gas leases.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013 we had cash on hand of $3,057 compared to $93 at June 30, 2012. We received cash from our operations of $1,757 in 2013 compared to cash used of $(89,594) in 2012, a 102% improvement. We sold a portion of our marketable securities and generated $28,561 in proceeds. We raised $0 and $25,000 from the sale of our common stock or exercises of stock options in 2013 and 2012, respectively. Additionally, we raised $6,968 and $99,891 from related party loans in 2013 and 2012, and $50,640 and $100,000 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $30,000 per month for 2013. We do not have sufficient cash on hand at March 31, 2013 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction and raise capital through the sale of our common stock or through debt financing.

During the quarter ended June 30, 2013, the Company successfully negotiated the conversion of $204,081 in accounts payable into shares of common stock. A gain of $165,220 was realized on the settlement of the trade payables. We also negotiated 3,843,133 in officer debt into long-term notes payable of $700,000 and short term notes of $35,000. and the remaining difference of $3,108,133 was a contribution to capital, due to the related party nature of the transaction. We also renegotiated $509,294 in notes payable and accrued interest into long term notes. Our current portion of this long-term debt is $45,641.

Some of Tree Top’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Tree Top believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, but is not allowed to remove them from our books and records due to accounting regulations.

During the quarter ended June 30, 2013, the Company successfully decrease our working capital deficit from $(5,745,447) to $(1,363,624), and improvement of 76%. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(912,624), an 84% decrease.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,363,624) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2013 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

♦	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

♦
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

♦
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet.  Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively. GeoGreen has filed a cross-complaint against the Company and its two officers, the Chief Executive Officer and the President, however the charges against the officers were subsequently dismissed with prejudice. A motion was also passed denying GeoGreen's motion to strike TTII's request for punitive damages.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the six months ended June 30, 2013 without registration:

There were no share issuances for cash during the quarter ended June 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to Highest Star Investment due on demand, unsecured with no stated interest rate, unpaid To date and in default	192,000

Totals	$305,000

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

Dated: August 14, 2013	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 14, 2013
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 14, 2013
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 14, 2013
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: August 14, 2013
Donald Gilbert, Director & Treasurer