Form 10-Q
period 2013-09-30
TREE TOP INDUSTRIES, INC.
filed 2013-11-14
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2013

or

☑ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☑   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of November 14, 2013, the number of shares outstanding of the registrant’s class of common stock was 7,875,089.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012, and From Inception of the Exploration Stage on August 1, 2007 through September 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012, and From Inception of the Exploration Stage on August 1, 2007 through September 30, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		22

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2013	2012

CURRENT ASSETS
Cash and cash equivalents	$11,601	$-
Accounts receivable	11,209
Marketable securities	50,232	54,624
Oil & Gas inventory	6,807

Total Current Assets	79,849	54,624

PROPERTY AND EQUIPMENT (NET)	8,983	8,824

TOTAL ASSETS	$88,832	$63,448

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$852,726	$949,933
Accrued interest	100,599	166,982
Deferred revenue	6,807	-
Due to officers and directors	-	3,853,391
Convertible Notes (Net of discount)	-	100,000
Notes Payable	101,840	88,000
Notes payable- in default	305,000	597,860
Current portion of long-term debt	84,901	-

Total Current Liabilities	1,451,873	5,756,166

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	676,749
Notes payable (less current portion)	492,075	-

Total Liabilities	2,620,697	5,756,166

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share,
10,000,000 shares authorized; 8,675,089 and 6,680,613
issued, 7,875,089 and 5,880,613 outstanding, respectively	8,675	6,680
Additional paid-in-capital	149,077,585	145,843,081
Stock payable	22,181	-
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income (loss)	23,611	-
(Deficit) Accumulated During the Exploration Stage	(149,487,917)	(149,366,479)

Total Stockholders' Deficit	(2,531,865)	(5,692,718)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,832	$63,448

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					on August 1,
	For the Three Months Ended		For the Nine Months Ended		2007 through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

REVENUES
Crude oil sales	42,552	$-	42,552	$-	42,552

OPERATING EXPENSES
Oil & Gas operating costs	25,357	-	29,619	-	32,300
Depreciation	706	8,191	6,425	24,572	163,996
General and administrative	35,720	146,532	81,995	222,948	6,162,337
Compensation and professional fees	7,652	3,074,648	157,396	3,826,852	139,739,395
Impairment of assets	-	-	-	-	2,788,538

Total Operating Expenses	69,435	3,229,371	275,435	4,074,372	148,886,566

LOSS FROM OPERATIONS	(26,883)	(3,229,371)	(232,883)	(4,074,372)	(148,844,014)

OTHER INCOME (EXPENSE)

Loss on disposal of assets	-	-	-	-	(2,915)
Gain on debt forgiveness	-	-	165,220	-	229,085
Interest income & other income	2	-	-	-	2,978
Gain/(loss) on investments	-	-	557	-	(40,075)
Financing expenses	-	(400,000)	-	(400,000)	(400,000)
Interest expense	(26,652)	(53,585)	(54,332)	(117,339)	(432,976)

Total Other Income (Expense)	(26,650)	(453,585)	111,445	(517,339)	(643,903)

NET INCOME (LOSS) BEFORE INCOME TAXES	(53,533)	(3,682,956)	(121,438)	(4,591,711)	(149,487,917)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET INCOME (LOSS)	$(53,533)	$(3,682,956)	$(121,438)	$(4,591,711)	$(149,487,917)

OTHER COMPREHENSIVE INCOME /(LOSS) NET OF TAXES
Unrealized income (loss) on held for sale marketable securities	25,350	-	23,611	-	23,611

COMPREHENSIVE INCOME/(LOSS)	$(28,183)	$(3,682,956)	$(97,827)	$(4,591,711)	$(149,464,306)

LOSS PER SHARE - BASIC & DILUTED	$(0.01)	$(0.83)	$(0.02)	$(1.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,781,004	4,433,764	6,561,604	3,466,916

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on August 1,
	For the Nine Months Ended		2007 through
	September 30,		September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(121,438)	$(4,591,711)	(149,487,917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	-	-	192,000
Depreciation and amortization	6,425	24,570	163,996
Stock issued for option cancellation	-	-	115,201
Stock issued for rent	-	100,000	137,500
(Gain) on debt settlement	(165,220)	-	(229,085)
(Gain)/Loss on marketable securities	(557)	-	40,075
Stock options granted for services rendered	-	-	44,870,540
Impairment of long lived assets	-	-	513,538
Impairment of intangible assets	-	-	2,275,000
Common stock issued for services rendered	84,401	3,717,144	93,790,749
Imputed interest on loan	10,080	10,080	49,407
Loss on diposal of fixed assets	-	-	2,915
Amortization of debt discount	-	70,834	175,000
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in current assets	(11,209)		(11,209)
Increase (decrease) in accounts payable and accrued expenses	149,964	576,368	4,017,196

Net Cash Used in Operating Activities	(47,554)	(92,715)	(3,385,094)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash advanced on note receivable	-	-	(192,000)
Cash received in acquisition	-	-	44,303
Cash paid for investments	-	(95,256)	(95,256)
Cash received from sale of investments	28,561		28,561
Purchases of property and equipment	(6,584)	-	(175,894)

Net Cash provided by (used in) Investing Activities	21,977	(95,256)	(390,286)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash contribution from shareholders	-	-	50,375
Cash received from issuance of common stock	-	25,000	1,712,700
Cash received from notes payable	94,840	132,000	842,700
Cash paid on notes payable	(12,000)		(12,000)
Cash paid to related party loans	(120,488)	(80,775)	(696,921)
Cash received from related party loans	74,826	111,229	1,890,127

Net Cash Provided by (Used in) Financing Activities	37,178	187,454	3,786,981

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,601	(517)	11,601

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	517	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,601	$-	$11,601

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for acquisition of sub	$-	$-	$2,275,000
Common stock issued to ESOP	$-	$-	$2,176,000
Conversion of Debentures	$-	$50,000	$75,000
Note discount of beneficial conversion feature	$-	$100,000	$100,000
Unrealized (gain)/ loss on marketable securities	$(23,611)	$-	$(23,611)
Conversion of Accrued interest	$97,321	$-	$97,321
Stock issued to settle accounts payable	$204,081	$-	$204,081
Contribution to capital from officers	$3,108,133	$-	$3,108,133
Non-cash recording of deferred revenue	$6,807	$-	$6,807

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the third quarter 2013 that would have a material effect on the accounting policies of the Company when adopted.

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2013

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
The asset retirement obligation is as follows:

	9/30/2013	12/31/2012
Previous Balance	$3,419	-0-
Increases/(decreases) current quarter	5,314	-0-
Ending Balance	$8,733	$-0-

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

Investments are as follows:
Balance, December 31, 2012	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, September 30, 2013	$0

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

Marketable securities are as follows at September 30, 2013:

Balance at December 31, 2012:	$54,624
Sale of FB shares	(28,004)
Change in market value at September 30, 2013	23,612
Balance at September 30, 2013:	$50,232

The Company realized cash in the amount of $28,561 from the sale of marketable securities during the 2nd quarter 2013, and recognized a gain on the sale of $557.

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2013

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2013 and December 31, 2012.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s  Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3
Marketable Securities – 2013	50,232	-0-	-0-
Marketable Securities – 2012	54,624	-0-	-0-
Notes payable - 2013	-0-	-0-	1,660,565
Notes payable - 2012	-0-	-0-	785,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2013 and December 31, 2012:

Notes payable
Balance, December 31, 2012	$785,860
Purchases, sales, issuances and settlements (net)	874,705
Balance, September 30, 2013	$1,660,565

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2013

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NetThruster, Inc., BioEnergy Applied Technologies Inc., GoHealthMD, Inc., MLN, Inc., Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and  Equity Group, Inc. and TTII Oil & Gas, Inc. All subsidiaries of the Company except TTII Oil & Gas, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at September 30, 2013 and December 31, 2012.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2013 and 2012, no common equivalent shares were excluded from the calculation and as of September 30, 2013, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Income (Loss) (numerator)	$(121,438)	$(4,591,711)
Shares (denominator)	6,561,604	3,466,916
Basic and diluted income (loss) per share	$(0.02)	$(1.32)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012
Income (Loss) (numerator)	$(53,533)	$(3,682,956)
Shares (denominator)	7,781,004	4,433,764
Basic and diluted income (loss) per share	$(0.01)	$(0.83)

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2013

Revenue Recognition

Service Fees
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

Oil and Gas Revenues and Deferred Revenue
Revenue from sales of crude oil are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer. Title transfers for crude oil generally occur when a tanker lifting has occurred. Oil inventory in holding tanks at the period end are recorded as deferred revenue prior to tanker lifting.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The balance due to related parties as of September 30, 2013 of $676,749 consisted of current and long term notes payable to David Reichman, the Company’s Chief Executive Officer of $470,079 and current and long term notes payable to Kathy Griffin, the Company’s President of $206,670. As of December 31, 2012, the related party balance was $3,853,391, consisting of a balance due David Reichman of $3,304,634, and a balance due Kathy Griffin of $548,757. During the nine month period ended September 30, 2013, Mr. Reichman advanced the company $74,826 and was repaid $120,488.  The amounts due to the officers are due on June 30, 2014 in the amount of $17,795, and $658,991 due on December 31, 2015. The notes bear interest at 5%, monthly installments on the long-term notes in the amount of $4,000 on each note, begins January 1, 2015. Interest on various credit cards of Mr. Reichman, are being accrued at the applicable rates on the credit card accounts. The difference between the new note balances and the old liabilities of $3,108,133 was recorded to additional paid in capital due to the related party nature of the transaction.

On June 30, 2013, the Company negotiated the previous accrued wages, advances and expenses of David Reichman, CEO and Kathy Griffin, President, into long-term notes and short-term notes. Mr. Reichman and Mrs. Griffin, have negotiated down their liabilities in an attempt to make the Company more attractive to future investors and to make the Company more financially fit going forward. With the Company’s new direction as an oil and gas entity, it was necessary to clear away the old obligations and start anew. Because David and Kathy are major shareholders and officers/directors, accounting regulations require that these debt settlements not be recognized as income, or gains from debt settlement, but rather are recorded as shareholder contributions to capital. Mr. Reichman’s settlement included all liabilities being converted into a long-term note of $500,000 and a short-term note of $25,000. Mrs. Griffin’s liabilities were converted into a long-term note of $200,000 and a short-term note of $10,000. The difference between the new note balances and the old liabilities of $3,108,133 was recorded to additional paid in capital due to the related party nature of the transaction.

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2013

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 7%, which are unsecured, with original due dates between August 2000 and December 2015. Four notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At September 30, 2013 and 2012, notes payable amounted to $1,660,565 and $597,860, respectively. Below is a table summarizing the notes owed by the Company.

	Interest	Interest Expense	Interest Expense
Principal	Rate	9/30/2013	9/30/2012	Maturity

$192,000	0%	10,080	10,080	On Demand(1)
18,000	6.00%	810	810	9/1/2002
30,000	6.00%	1,350	1,350	9/12/2002
25,000	5.00%	939	939	8/31/2000
40,000	7.00%	2,100	2,100	7/10/2002
19,000	6.00%	855	-	8/13/2013
5,000	6.00%	175	-	10/28/2013
10,000	6.00%	341	-	11/16/2013
7,000	6.00%	168	-	1/15/2014
16,640	5.00%	355	-	1/15/2014
388,376	5.00%	5,121	-	12/31/2015
100,000	5.00%	1,318	-	12/31/2015
32,960	5.00%	435	-	12/31/2015
32,746	5.00%	431	-	12/31/2015
5,099	5.00%	67	-	12/31/2015
458,991	5.00%	5,452	-	12/31/2015
200,000	5.00%	2,500	-	12/31/2015
11,125	5.00%	937	-	06/30/2014
6,670	5.00%	83	-	06/30/2014
6,000	6.00%	84	-	03/03/2014
30,000	6.00%	231	-	03/24/2014
8,200	6.00%	105	-	03/12/2014
$1,660,565		33,937	15,279

Note payable activity in the nine months ended September 30, 2013:

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

During the 3rd quarter, a director and shareholder advanced $6,000 and received a note payable, bearing interest at 6%, unsecured and due in 8 months. Also during the quarter a trust advanced $30,000, and an individual advanced $8,200, both received a note bearing interest at 6%, unsecured and due in 8 months.

During the nine months ended September 30, 2013, we also negotiated $3,843,133 in officer debt into long-term notes payable of $700,000 and short term notes of $35,000 and the remaining difference of $3,108,133 was a contribution to capital, due to the related party nature of the transaction. We also renegotiated $509,294 in notes payable and accrued interest into long term notes due December 31, 2015. Our current portion of this long-term debt is $45,641. There was no gain or loss on the conversion of  these notes with accrued interest, because the old note balances with the associated accrued interest was combined and reclassified to long term debt.

(1)	Imputed interest due to 0% interest rate

(b)	CONVERTIBLE NOTES PAYABLE:

On April 12, 2012, the Company engaged in a note agreement with a third party company for $100,000. The note is convertible into common shares of the Company at a rate of $.005, to include all fees and interest. The Company recorded a $100,000 discount on the Convertible Note due to this beneficial conversion feature. The discount was accreted over the term of the note, and the net note balance at June 30, 2013 and December 31, 2012 was $0 and $100,000, respectively.

On June 26, 2013 this convertible note was renegotiated, and a non-convertible note was signed, bearing interest at 5%, with monthly payments beginning 1/1/2014, due on December 31, 2015.

TREE TOP INDUSTRIES, INC.
(An Exploration Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2013
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

During each of the three quarters ended September 30, 2013, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360 per quarter, with an increase in paid in capital.

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

On July 5, 2013, the officers of the company converted $17,205 of debt into 1,550,000 shares of common stock. No gain or loss was recorded in connection with this issuance, because the market value of the shares issued was equal to the amount converted.

Also on July 5, 2013, the board of directors authorized the issuance of 200,000 shares to the directors of the Company. The issuance was valued at $2,220, the market value of the stock on the day of issuance.

During the nine months ended September 30, 2013, the Company did not issue any stock options or warrants.

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
September 30, 2013
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

During the nine months ended September 30, 2013, the company made application to the State of Kansas for recognition as a 75% working interest holder and was granted the right to continue oil production. It was determined that mechanic liens do not attach to the oil in the ground, or prevent the working interest holders from continuing operations. The Company, therefore, commenced the oil & gas operations once approval from the State was received.

During the nine months ended September 30, 2013, the Company hired an interim operator, mechanic and electrician to repair and maintain the oil & gas equipment on the Ownbey Lease. The operator was able to repair and maintain the equipment on 11 of the 13 wells, and on May 9, 2013, they were successful in getting 11 of the 13 wells operational and pumping oil. At September 30, 2013, the company had extracted 600 barrels of oil. The Company recorded oil & gas inventory and deferred revenue on their books to reflect the oil extracted not yet delivered.  The Company will have additional maintenance to perform on additional wells and water pumping systems, in order to bring all wells online.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report except as follows: NONE.

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

Organizational History

We were incorporated on July 24, 1980 under the laws of the State of Nevada under the name of Western Exploriation, Inc.  In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc.  On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation.  Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

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

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. The shares were valued at $1.10 per share, based on the weighted average trading price of the common stock over the ten trading days prior to the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and$3,600,000 respectively.  TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000.  Finally, a gun sight patent was also acquired from Century Technologies, Inc.  TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to agressively continue pumping oil from the thirteen currently operating wells.  At the same time, both Tree Top Industries, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc.

Tree Top will pursue the oil and gas leasing production business they have acquired and will look to expand our oil and gas leasing business and a mining business on other properties in the United States.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to our critical accounting policies as of September 30, 2013 and for the nine months then ended.

Overview of Business

The Company has recently begun it's oil and gas operations.  It specializes in the utilization of modern technologies with known resources to enhance project output.  The company has a working interest of 75% of a lease in S.E. Kansas.  This lease has approximately 13 working wells and a natural gas pipeline that is currently shut down, that is also located in Kansas.

In May of 2013, TTII Oil and Gas Inc. with the help of its Operator, Randy Clark, opened up the wells on the Ownbey Lease for production.  Upon opening up the lease for production, TTII Oil & Gas, Inc.’s Operator ran into several problems with the lease.  It came to the company’s attention that the previous Operator, Aesir Energy Inc., owned and operated by Eric Oden, (son to the previous President and CEO, Fred Oden III, of American Resource Technologies, Inc.) had left the lease in sub-standard condition.  Due to this fact, many repairs had to be made to the equipment on the lease that kept the company from being able to get the full benefit of the lease.  As of the end of September, 2013, the wells produced approximately 600 barrels of oil.

TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to agressively continue pumping oil from the thirteen currently operating wells.  At the same time, both Tree Top Industries, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc.

Competitors

There are many competitors in the oil and gas industry that are larger than us and have better resources.

Suppliers and Customers

We have hired an operator who operates and services our wells. When our crude oil reaches a certain level, the operator orders a pickup by our local crude oil purchaser, who pickups up and delivers our crude oil to a refinery. We have only one company that currently purchases our crude oil, therefore we have a concentration risk attached to our revenue stream. Because there are several other crude oil purchasers in our region, we believe this risk will not affect our oil and gas operations.

Government and Environmental Regulation

Governmental authorities may in the future impose obstacles to the production and sale of oil and gas through laws or regulations.  Recent tax and energy legislation has been enacted, the total effect of which is not yet known.  Various types of mineral properties have come under attack in certain areas because of their potential impact upon the surrounding environment.  Therefore, leases or production in which we may have an interest could be adversely affected by either governmental regulations or private litigation involving such environmental concerns.  We are not able to predict the outcome of such controls, regulations or laws on its operations or on the operations of the Company.

Intellectual Property

Pursuant to the ARUR acquisition, the Company acquired a 25% ownership in an Oklahoma corporation that designed a new software for gamma ray survey interpretation.  This new software interprets data accumulated during aerial or surface surveys and provides a 3D blueprint of the areas with the highest concentration of hydrocarbons and/or uranium, dependent upon the algorithm application.  This intellectual property is not a significant asset of our business.

Employees

As of November 15, 2013, we have 2 full-time employees. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012:

Tree Top Industries, Inc. has begun to generate continuous revenue for the first time since inception of the development stage on August 1, 2007. We realized revenues of $42,552 during the three months ended September 30, 2013 and -0- during the three months ended September 30, 2012. We also continue to recorded deferred revenue for oil that was extracted during the quarter ended September 30, 2013, and was in our holding tanks but was not sold. We therefore, have oil & gas inventory which was  picked up and sold in Q4. Oil extraction will continue as a steady source of revenue going forward. Our oil operations expenses are now being reported and totaled $25,357 for the three months ended September 30, 2013 compared to -0- in the comparative quarter last year. Our general operating expenses decreased from $3,229,371 in 2012 to $69,435 in 2013. The decrease was primarily the result of a decrease in compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $146,532 to $35,720 or 76%. Compensation and professional fees decreased by $3,066,996, due to the decrease in officer wages and stock based compensation given to employees and others. Depreciation expense decreased from $8,191 to $706.

Our net loss decreased by $3,629,423 from $(3,682,956) in 2012 to a loss of $(53,533) in 2013. The primary reason for this improvement was the decrease in expenses as disclosed above and the commencement of our oil and gas operation which generated revenues. This translates to an $.82 increase in earnings per share from $(0.83) in 2012 to $.(01) in 2013. Included in our net income (loss) was $2,220 and $3,014,286 for the value of common stock and common stock purchase warrants and options which were issued in 2013 and 2012 respectively. Excluding these non cash expenses, our net income (loss) would have been $(51,313) and $(668,670), respectively. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a larger revenue flow from our oil & gas leases.

Results of Operations for the Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012:

We realized revenues of $42,552 during the nine months ended September 30, 2013 and -0- during the nine months ended September 30, 2012, as our oil and gas operations have commenced.  Oil extraction will continue as a steady source of revenue going forward.  Our oil extraction costs totaled $29,619 for the nine months ended September 30, 2013, compared to -0- for the same period in 2012. Our general operating expenses decreased from $4,074,372 in 2012 to $275,435 in 2013. The decrease was primarily the result of a decrease in compensation expenses and stock based compensation to officers, directors and consultants. General and administrative expenses decreased from $222,948 to $81,995 or 63%. Compensation and professional fees decreased by $3,669,456 due to the decrease in officer wages and stock based compensation given to employees and others. Depreciation expense decreased from $24,572 to $6,425.

Our net loss decreased by $4,470,273 from $(4,591,711) in 2012 to $(121,438) in 2013. The primary reason for this improvement was the recording of $165,220 gain on the settlement of accounts payable for common share, the decrease in expenses as disclosed above and the commencement of our oil and gas revenue stream. This translates to a $1.30 decrease in loss per share from $(1.32) in 2012 to $(.02) in 2013. Included in our net loss was $84,401 and $3,717,144 for the value of common stock and common stock purchase warrants and options which were issued in 2013 and 2012 respectively. Excluding these non cash expenses, our net income (loss) would have been $(37,037) and $(874,567), respectively. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a larger revenue flow from our oil & gas leases.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013 we had cash on hand of $11,601 compared to $-0- at September 30, 2012. We used cash in our operations of $(47,554) in 2013 compared to cash used of $(92,256) in 2012, a 52% improvement. We sold a portion of our marketable securities and generated $28,561 in proceeds. We raised $0 and $25,000 from the sale of our common stock or exercises of stock options in 2013 and 2012, respectively. Additionally, we (paid back)/raised $(45,662) and $30,454 from related party loans in 2013 and 2012, and $82,840 and $132,000 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $15,000 per month for 2013. We do not have sufficient cash on hand at September 30, 2013 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction and raise capital through the sale of our common stock or through debt financing.

During the quarter ended June 30, 2013, the Company successfully negotiated the conversion of $204,081 in accounts payable into shares of common stock. A gain of $165,220 was realized on the settlement of the trade payables. We also negotiated 3,843,133 in officer debt into long-term notes payable of $700,000 and short term notes of $35,000. and the remaining difference of $3,108,133 was a contribution to capital, due to the related party nature of the transaction. We also renegotiated $509,294 in notes payable and accrued interest into long term notes. Our current portion of this long-term debt is $84,901.

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

During the nine months ended September 30, 2013, the Company successfully decrease our working capital deficit from $(5,701,542) to $(1,372,024), an improvement of 76%. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(921,024), an 84% decrease.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,372,024) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2013 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the nine months ended September 30, 2013 without registration:

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

On July 5, 2013, the officers of the company converted $17,205 of debt into 1,550,000 shares of common stock. No gain or loss was recorded in connection with this issuance, because the market value of the shares issued was equal to the amount converted.

Also on July 5, 2013, the board of directors authorized the issuance of 200,000 shares to the directors of the Company. The issuance was valued at $2,220, the market value of the stock on the day of issuance.

There were no share issuances for cash during the nine months ended September 30, 2013.

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

Dated: November 14, 2013	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 14, 2013
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 14, 2013
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 14, 2013
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: November 14, 2013
Donald Gilbert, Director & Treasurer