Form 10-K
period 2013-12-31
TREE TOP INDUSTRIES, INC.
filed 2014-04-15
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $659,800 as of June 30, 2013 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 8,175,089 shares outstanding of the registrant’s common stock as of April 15, 2014.

Table of Contents

PART I

Item 1.	Business	3

Item 2.	Properties	7

Item 3.	Legal Proceeding	7

Item 4.	Mine Safety Disclosures

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 8.	Financial Statements and Supplementary Data	13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures	39

PART III

Item 10.	Directors and Executive Officers and Corporate Governance	41

Item 11.	Executive Compensation	44

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	47

Item 13.	Certain Relationships and Related Transactions, and Director Independence	48

Item 14.	Principal Accounting Fees and Services	48

PART IV

Item 15.	Exhibits, Financial Statements Schedules	49

	Signatures	52

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

The Company also owns NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”). On January 28, 2011, the Board of Directors of Tree Top adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster”), in a spin-off to Tree Top’s shareholders on a pro rata basis (the “Spin-Off”). Thereafter, NetThruster would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster. Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster is comprised of David Reichman and Kathy Griffin. On February 9, 2011, Tree Top entered into a distribution agreement with NetThruster (the “Distribution Agreement”). The Spin-Off is governed by the Distribution Agreement. A copy of the Distribution Agreement is attached hereto as exhibit 10.5. The Spin-Off was disclosed in a Form 8-K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity.  Subsequenlty, management and the board of directors agreed to postpone the spin-off indefinitely

On May 25, 2011, Tree Top signed a licensing agreement with WorldWithoutBlindness (“WWB”) for the right to market and sell their patented eye screening equipment on a global basis outside the United States, for a period of two years. Eye Care Centers International, Inc, was formed to support the further growth and development of (“WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world. The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old. This agreement was extended an additional two years through May 25, 2015.

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of shares of Tree Top’s common stock as described in the asset purchase agreement, which was disclosed in an 8 – K and is attached as an exhibit incorporated by reference.  Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees  are due to the previous operator. At December 31, 2012, due to the lien, the Company impaired the recorded cost, leaving no value associated with the acquisition. See Note 11 for detail of the assets acquired from ARUR.  An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  Pretrial discovery is ongoing and the parties anticipate taking depositions in the next 30 days. The court has scheduled a status conference for May 28, 2014. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. No monetary claims have been asserted against TTII or TTII Oil & Gas, Inc.

Organizational History

We were incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc.  Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc.  On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation.  Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

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

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. The shares were valued at $1.10 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively.  TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000.  Finally, a gun sight patent was also acquired from Century Technologies, Inc.  TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells.  At the same time, both Tree Top Industries, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase.  The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also due to the mechanics lien and lawsuit on the oil leases,  the oil lease was also impaired and no value was recorded for this asset.

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

As of December 31, 2012, pursuant to the ARUR asset purchase agreement, the Company purchased eight related patents for various features of a gun sight, as applied to different types of firearms.. The Company has not had time to determine any viable use of the patents, and has not assigned a value to this intangible asset. Other than this purchased patent, Tree Top had received no patents in the United States and no patents in foreign jurisdictions. Tree Top has no pending patent applications in the United States and no pending patent applications in foreign jurisdictions. It had received no trademarks and had no pending trademark applications in the United States. It had no pending trademark applications in foreign countries and no non-U.S. trademark applications had been issued.

Tree Top generally controls access to and use of its software and other confidential information through (a) the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners, and (b) domestic and foreign copyright laws.

There is currently no use or activity involving the intellectual properties of the Company, and accordingly, there is no recorded value assigned to these assets.

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

Oil & Gas Properties

Oil and gas exploration, and acquisition of undeveloped properties are highly competitive and speculative businesses. We compete with a number of other companies, including major oil and gas companies and other independent operators that are more experienced and which have greater financial resources. We do not hold a significant competitive position in the oil and gas industry.

Employees

As of December 31, 2013, we employed two people on a part-time basis.  Both employees are in executive positions.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our customers.

ITEM 2. PROPERTIES

Currently, TTI does not lease, rent or own any property, other than its office which acts only as a mail receipt center.

ITEM 3. LEGAL PROCEEDINGS

 During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet.  Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively. GeoGreen has filed a cross-complaint against the Company and its two officers, the Chief Executive Officer and the President, however the charges against the officers were subsequently dismissed with prejudice. A motion was also passed denying GeoGreen's motion to strike TTII's request for punitive damages. The Company has dropped its law suit for the time being.

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  Pretrial discovery is ongoing and the parties anticipate taking depositions in the next 30 days. The court has scheduled a status conference for May 28, 2014. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. No monetary claims have been asserted against TTII or TTII Oil & Gas, Inc.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

TTI’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board (“OTCQB”) and the Financial Industry Regulatory Authority Bulletin Board (“OTC Bulletin Board”) under the symbol “TTII.” Prior to 2010, there was limited trading of TTI’s common stock. Liquidity improved in 2010. The following table sets forth high and low sales prices of TTI common stock for each fiscal quarter for the last two fiscal years as reported by the OTCBB Bulletin Board, based on closing prices. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The stock prices have been restated for the 100 to 1 reverse stock split.

Year Ended December 31, 2012	High	Low
First Quarter ended March 31, 2012	$4.18	$3.30
Second Quarter ended June 30, 2012	$5.00	$2.40
Third Quarter ended September 30, 2012	$3.00	$.32
Fourth Quarter ended December 31, 2012	$1.60	$.74

Year Ended December 31, 2013	High	Low
First Quarter ended March 31, 2013	$1.20	$.15
Second Quarter ended June 30, 2013	$.27	$.01
Third Quarter ended September 30, 2013	$.20	$.01
Fourth Quarter ended December 31, 2013	$.12	$.02

As of April 15, 2014, there were approximately 546 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of April 15, 2014, there were 8,175,089 approximately of TTI’s common stock outstanding on record.

Dividends

TTI has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for TTI’s common stock is Direct Transfer, LLC, issuerservices@issuerdirect.com, telephone 919-460-4000.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2013.

Sales of Our Unregistered Securities during 2013 Not Previously Disclosed

On February 6, 2013, the Board authorized the issuance of 50,000 shares to a legal professional for services performed, valued at $60,000, the market value on the day of grant.

On June 20, 2013, the Board authorized the issuance of 194,304 shares for the conversion of accounts payable valued at $38,861, the market value on the day of grant.

On July 5, 2013, the Board authorized the issuance of 1,550,000 shares for the conversion of debt by officers of the company, valued at $17,205, the market value on the day of grant.

On July 5, 2013, Board authorized the issuance of 200,000 shares for services of board members, valued at $2,220, the market value on the day of grant.

On December 19, 2013, Board authorized the issuance of 300,000 shares for services valued at $54,300, the market value on the day of grant.

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

●
statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

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

Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this Form 10-K. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10K, or to reflect the occurrence of unanticipated events.

PLAN OF OPERATIONS

Management expects to continue our oil and gas operations and formulate a plan to rework additional wells to bring them online and generate additional monthly oil production. The Company will also assess the potential expansion of additional oil leases in order to increase the oil production and revenue source.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

 During the 2013 year, we hired an oil & gas operator, and began re-working our oil properties in the State of Kansas, bringing several online and producing oil.  We realized revenues of $54,141 from our oil production operations during the year ended December 31, 2013, compared to $-0- for 2012. Our oil operating expenses were $147,274, including remediation expenses of $101,250, leaving a gross loss of $(93,133). Much of the oil production expenses were for repair on equipment and we expect our gross profit to increase in the coming year. Our other administrative expenses decreased from $5,121,382 in 2012 to $365,054 in 2013. The decrease was primarily the result of less stock compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $265,958 to $141,848 or 47%. Compensation and professional fees decrease by $4,095,117, due to the decrease in stock based compensation given to employees and others.  Depreciation expense decreased from $30,694 to $7,131. During the 2013 year we also settled a significant amount of trade payables and other debt, creating a gain from forgiveness of debt of $165,220. We also received other income of $8,132, and sold some of our facebook shares and realized a $557 gain on the sale.

Our net loss decreased by $5,360,756 to $364,145 in 2013 from $5,724,901 in 2012. This translates to a $1.32 decrease in loss per share from $(1.37) in 2012 to $(0.05) in 2013. Included in our net loss was $116,520 and $4,026,843 for the value of common stock and common stock purchase warrants and options which were issued in 2013 and 2012 respectively. Excluding these non cash expenses, our net loss would have been $247,625 and $1,698,058, respectively. We expect that our losses will continue to decrease as our oil production will be in operation for the entire year of 2014.

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2013 we had cash on hand of $1,169 compared to $0 at December 31, 2012. We used cash in our operations of $81,068 in 2013 compared to $90,461 in 2012, an 18% decrease. We also received cash of $21,977 in 2013 in our investing activities compared to a use of $95,256 in 2012. This was due to the sale of a portion of our marketable securities. We raised $-0- and $25,000 from the sale of our common stock or exercises of stock options in 2013 and 2012, respectively. Additionally, we raised $101,980 and $110,427 from related party loans in 2013 and 2012, and $162,340 and $188,000 from other notes payable, respectively. We anticipate that we will continue to have an increase in our cash flow from the continued oil operations in Kansas, however we estimate approximately $10,000 in cash flow deficits per month for 2014. We do not have sufficient cash on hand at December 31, 2013 to cover our negative cash flow. We will attempt to increase our revenues from our oil operations and possibly raise capital through the sale of our common stock or through debt financing.

Some of Tree Top’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Tree Top has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business.  This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available.  During 2013, Tree Top was successful in negotiating the conversion of $204,081 in accounts payable and the settlement of officer debt of $3,843,133 for shares of common stock and forgiveness. As of December 31, 2013 there is an amount due to officers and Directors equal to $678,361 as compared to $3,853,391 as of December 31, 2012, respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand. Our liquidity would decrease materially if any such officer or Director demanded repayment. These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Tree Top shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm Tree Top’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status.  The liquidity shortfall of $2,536,39 would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tree Top Industries, Inc.

We have audited the accompanying consolidated balance sheets of Tree Top Industries, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Tree Top Industries, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $364,145 during the fiscal year ended December 31, 2013, has an accumulated deficit of $149,637,387 and is in default on several notes payable. The Company also has negative working capital, negative cash flows from operations, and is dependent on financing to continue operations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2014

Tree Top Industries, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$1,169	$-
Accounts receivable	4,731	-
Marketable securities	54,649	54,624
Total Current Assets	60,549	54,624

PROPERTY AND EQUIPMENT, NET	8,278	8,824

TOTAL ASSETS	$68,827	$63,448

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$761,208	$856,696
Accrued interest payable	142,925	166,982
Asset retirement obligation	101,250	-
Due to officers and directors	50,646	3,853,391
Convertible notes (net of unamortized discounts of $0 and $0)	-	100,000
Notes payable	138,340	88,000
Notes payable - in default	329,000	597,860
Current portion of long-term debt	113,734	-
Total Current Liabilities	1,637,103	5,662,929

LONG-TERM LIABILITIES
Notes payable-related party (less current portion)	609,920	-
Notes payable (less current portion)	463,242	-
Total Long-Term Liabilities	1,073,162	-
Total Liabilities	2,710,265	5,662,929

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value, 50,000 shares authorized,-0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 10,000,000 shares authorized, 8,975,089 and 6,680,613 shares issued and 8,175,089 and 5,880,613 outstanding, respectively	8,975	6,680
Additional paid-in capital	149,134,945	145,843,081
Unearned ESOP Shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income	28,029	-
Retained (Deficit)	(149,637,387)	(149,273,242)
Total Stockholders’ (Deficit)	(2,641,438)	(5,599,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$68,827	$63,448

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012

REVENUES, net	$54,141	$-

COST OF SALES, net	147,274	-

GROSS PROFIT/(LOSS)	(93,133)	-

OPERATING EXPENSES

General and administrative	141,848	265,958
Impairment of assets	-	513,538
Compensation and professional fees	216,075	4,311,192
Depreciation	7,131	30,694

Total Operating Expenses	365,054	5,121,382

OPERATING LOSS	(458,187)	(5,121,382)

OTHER INCOME (EXPENSES)
Gain on debt forgiveness	165,220	-
Interest income & other income	8,132	-
Gain/(Loss) on marketable securities	557	(40,632)
Financing expenses		(400,000)
Interest expense	(79,867)	(162,887)

Total Other Income (Expenses)	94,042	(603,519)

LOSS BEFORE INCOME TAXES	(364,145)	(5,724,901)
INCOME TAX EXPENSE	-	-

NET LOSS	$(364,145)	$(5,724,901)
OTHER COMPREHENSIVE INCOME/(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	28,029	-

COMPREHENSIVE LOSS	$(336,116)	$(5,724,901)
BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(1.37)
WEIWEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	6,903,359	4,185,667

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2013 and 2012

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Unearned ESOP Shares	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Equity

Balance, December 31, 2011	-	$-	3,793,803	$3,793	$140,639,561	$(1,700,000)	$(143,548,341)	$-	$(4,604,987)

Valuation of Beneficial Conversion Feature	-	-	-	-	100,000	-	-	-	100,000

Common stock issued for services	-	-	1,930,183	1,930	3,756,256	-	-	-	3,758,186

Common stock issued for asset acquisition	-	-	466,853	467	513,071	-	-	-	513,538

Common stock issued for cash	-	-	12,821	13	24,987	-	-	-	25,000

Stock based compensation earned	-	-	-	-	168,660	-	-	-	168,660

Imputed interest - loan	-	-	-	-	13,440	-	-	-	13,440

Common Stock issued for rent	-	-	50,000	50	99,950	-	-	-	100,000

Common Stock issued for convertible debt	-	-	26,899	27	51,556	-	-	-	51,583

Common stock issued to ESOP	-	-	400,000	400	475,600	(476,000)	-	-	-

Fractional shares (reverse stock split)	-	-	226	-	-	-	-	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(5,724,901)	-	(5,724,901)

Balance, December 31, 2012	-	$-	6,680,785	$6,680	$145,843,081	$(2,176,000)	$(149,273,242)	$-	$(5,599,481)

Common stock issued for services	-	-	550,000	550	115,970	-	-	-	116,520

Common stock issued for settlement of payables	-	-	194,304	195	38,666	-	-	-	38,861

Imputed interest - loan	-	-			13,440	-	-	-	13,440

Common Stock issued for officer debt	-	-	1,550,000	1,550	15,655	-	-	-	17,205

Contribution from officers/shareholders	-	-	-	-	3,108,133	-	-	-	3,108,133

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(364,145)	-	(364,145)

Unrealized gain on marketable securities	-	-	-	-	-	-		28,029	28,029

Balance, December 31, 2013	-	$-	8,975,089	$8,975	$149,134,945	$(2,176,000)	$(149,637,387)	$28,029	$(2,641,438)

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012

CASH FLOW FROM OPERATING ACTIVITIES

Adjustments to reconcile net loss to net used in operating activities:	$(364,145)	$(5,724,901)

Depreciation and amortization	7,131	30,694
Accretion expense	101,250	-
Stock issued for rent	-	100,000
Gain on debt settlement	(165,220)	-
(Gain)/Loss on marketable securities	(557)	40,632
Impairment of long lived assets	-	513,538
Common stock issued for services rendered	116,520	3,926,843
Imputed interest on loan	13,440	13,440
Amortization of debt discount	-	100,000
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(4,731)	-
Increase (decrease) in accounts payable and accrued expenses	215,244	909,293

Net Cash Used in Operating Activities	(81,068)	(90,461)

CASH FLOW FROM INVESTING ACTIVITIES

Cash received from sale of marketable securities	28,561	-
Cash paid for marketable securities	-	(95,256)
Cash paid for property and equipment	(6,584)	-

Net Cash Provided by/(Used in) Investing Activities	21,977	(95,256)

CASH FLOW FROM FINANCING ACTIVITIES

Cash paid on notes payable	(12,000)	-
Cash received from issuance of common stock	-	25,000
Cash received from notes payable	162,340	188,000
Cash paid to related party loans	(192,060)	(138,227)
Cash received from related party loans	101,980	110,427

Net Cash Provided by Financing Activities	60,260	185,200

NET INCREASE (DECREASE) IN CASH	1,169	(517)
CASH AT BEGINNING OF PERIOD	-	517
CASH AT END OF PERIOD	$1,169	$-

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$-	$-
Income
Taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Debenture	$-	$50,000
Common stock issued to ESOP	$-	$476,000
Common stock issued for business acquisition	$-	$513,538
Note discount from beneficial conversion feature	$-	$100,000
Conversion of Accrued interest	$82,063	$-
Contribution to capital from officers	$3,108,133	$-
Common stock issued for officer debt	$17,205	$-
Asset retirement obligation	$101,250	$-
Unrealized gain on marketable securities	$28,029	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - NATURE OF OPERATIONS

Organizational History

We were incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc.  Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc.  On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation.  Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

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

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. The shares were valued at $1.10 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively.  TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000.  Finally, a gun sight patent was also acquired from Century Technologies, Inc.  TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells.  At the same time, both Tree Top Industries, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase.  The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also due to the mechanics lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset.

B)       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $364,145 during the fiscal year ended December 31, 2013 and has an accumulated deficit of $149,637,387. During 2012 the Company incurred losses totaling $5,724,901 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $1,576,554 and $5,598,305 at the years ended December 31, 2013 and 2012, respectively, and negative cash flow from operations of $81,068 and $90,461.

During 2013, the Company generated significant revenues and has left the exploration stage, however, the Company’s revenues and cash flow are not sufficient enough to support all expenses of the Company. The Company as yet, still requires substantial financing. Most of the financing has been provided by David Reichman, the present Chief Executive Officer and Chairman. The Company is dependent upon his ability and willingness to continue to provide such financing which is required to meet reporting and filing requirements of a public company.

In order for the Company to remain a going concern, it will need to continue to receive funds from equity or debt financing and increase it’s operating revenues from the oil and gas operations.  There can be no assurance that the Company will continue to receive any proceeds from equity offerings or that the Company will be able to obtain the necessary funds to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A)      PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., BioEnergy Applied Technologies Inc., GoHealthMD, Inc., MLN, Inc., Universal Energy and Services Group, Inc. Sky Entertainment, Inc., Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc. All subsidiaries of the Company, other than TTII Oil & Gas, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

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

C)      CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2013 and 2012, no excess existed. There were no cash equivalents at December 31, 2013 and 2012.

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

F)      REVENUE RECOGNITION

We recognize oil production revenues, when the oil is accepted and picked up by our service provider in accordance with ASC 605 Revenue Recognition and Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all of that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

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

With the acquisition of the assets of ARUR, the company acquired a patent for a gun sight. Since there was no available determinable value to the patent, no allocation of the purchase price was assigned to the patent. In addition, the Company acquired a 75% working interest in an Oil & Gas lease in the state of Kansas. Subsequent to the acquisition, the previous operator filed a mechanics lien on the property. The Company determined that due to this lien and loss of title to the assets,that the cost allocation to this asset would be written off as an impairment of a long lived asset. The Company acquired various minority equity ownerships in inactive companies in Brazil and uncollectible receivables, therefore no purchase price allocation was assigned to these assets.  No other intangible assets were acquired from this purchase.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2013 and 2012.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3
Marketable Securities – 2013	54,649	-0-	-0-
Marketable Securities – 2012	54,624	-0-	-0-
Notes payable - 2013	-0-		$1,654,236
Notes payable - 2012	-0-	-0-	$785,860

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2013 and 2012:

Notes payable
Balance, December 31, 2011	$647,860
Note issuances	138,000
Balance, December 31, 2012	785,860
Note issuances	257,320
Note conversions	559,181
Note reclassifications	735,000
Note cancellations/payments	(683,125)
Balance, December 31, 2013	$1,654,236

J)      BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2013 and 2012,  no common stock equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2013 and 2012 have also been excluded from the calculation as they were issued but not outstanding.

	For the Years Ended
	December 31,
	2013	2012
Loss (numerator)	$(364,145)	$(5,724,901)
Shares (denominator)	6,903,359	4,185,667
Basic and diluted loss per share	$(0.05)	$(1.37)

K)       RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-02 “Intangibles – Goodwill and Other (Topic 350)”. The objective of the amendments in this Update is to provide an alternative for accounting for Goodwill and other intangibles wherein if an election is made, the reporting entity may amortize goodwill on a straight line basis over a 10 year term, and periodically analyze goodwill for impairment if conditions exist. The amendments are effective as of the beginning of the year, in which the election is made, and for new goodwill recognized in annual periods beginning after December 15, 2014.  The adoption of ASU 2014-02, is still being contemplated by the Company, but does not believe it will have a material impact on the Company’s financial statement.

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11 “Income Taxes (Topic 740). The objective of the amendments in this Update is to eliminate the diversity in practice relative to financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments are effective prospectively for reporting periods beginning after December 15, 2013.  The Company does not believe the adoption of ASU 2013-011 will have a material impact on the Company’s financial statements.

In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05 “Foreign Currency Matters (Topic 830). The objective of the amendments in this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation-Overall, or Subtopic 830-30, Foreign Currency Matters, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for reporting periods beginning after December 15, 2013.  The Company does not believe the adoption of ASU 2013-02 will have a material impact on the Company’s financial statements.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02 “Comprehensive Income (Topic 220)”. Under the amendments in this update, an entity that reports the existence of accumulated other comprehensive income must report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income, and cross-reference other disclosures if the reclassification is to the balance sheet. The amendments are effective prospectively for reporting periods beginning after December 15, 2013.  The adoption of ASU 2013-02 by the Company did not have a material impact on the Company’s financial statements.

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

             Investments are as follows:
Balance, December 31, 2011	$-0-
Investments acquired in ARUR asset purchase	-0-
Realized gains and losses	-0-
Unrealized gains and losses	-0-
Balance, December 31, 2012 and 2013	-0-

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

R)         Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of December 31, 2013 and 2012, there are no allowances recorded.

 S)           Concentrations of Credit Risk

During the year ended December 31, 2013, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc, in the amount of $3,843,133, to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2013 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% are due at December 31, 2015 and June 30, 2014 for the smaller balances and are unsecured. Accrued interest at December 31, 2013 is $ 39,230.

Due to officers as of December 31, 2013 and 2012 totals $678,361 and $3,853,391, respectively. These balances consist of notes payable, net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest. The notes payable bear interest at 5% and are due in 2014 and 2015. During 2013 Mr. Reichman advanced $101,980 to the Company to cover operating expenses, and was repaid $192,060. During 2012 Mr. Reichman advanced $110,427 to the Company and was repaid $138,227. At December 31, 2013 and 2012, the balances due each officer are as follows: Mr. Reichman: $471,691 and $3,304,634, respectively, and Mrs. Griffin: $206,670 and $548,757, respectively.

During 2013 and 2012, a board member advanced $31,000 and $19,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6% and 8%, are unsecured, and are due beginning in August 2013 through August 2014. The total notes payable to this board member at December 31, 2013 and 2012 amount to $50,000 and $19,000, respectively. As of December 31, 2013, $33,000 in notes are in default, however, the lender has not made demand for payment.

NOTE 4 - FIXED ASSETS

Depreciation expense was $7,131 and $30,694 during the years ended December 31, 2013 and 2012, respectively.

Fixed assets consist of the following:

	2012	2012
Computer equipment	$134,896	$128,311
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	170,396	163,811
Accumulated Depreciation	(162,118)	(154,987)
	$8,278	$8,824

NOTE 5 - NOTES PAYABLE AND CONVERTIBLE NOTES

(a)	NOTES PAYABLE:

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2015. All of the notes are unpaid to date and several are in default and are thus classified as current liabilities. At December 31, 2013, notes payable amounted to $1,654,236. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at December 31, 2013 is $13,320, and $12,240 at December 31, 2012.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default.  Accrued interest at December 31, 2013 is $19,699, and $17,899 at December 31, 2012.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default.  Accrued interest at December 31, 2013 is $18,339 and $17,087 at December 31, 2012, and $17,087 at December 31, 2012.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default.  Accrued interest at December 31, 2013 is $32,687, and $29,887 at December 31, 2012.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is due by December 31, 2015, with monthly installments beginning in 2014 of $5,553. Accrued interest at December 31, 2013 is $9,976, and $88,927 at December 31, 2012.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $13,440 has been imputed for this note in 2013. An offsetting entry to Paid in Capital was made in connection with this adjustment.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000 respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is due by December 31, 2015, with monthly installments beginning in 2014 of $473, and is unsecured.  Accrued interest at December 31, 2013 is $847, and $593 at December 31, 2012.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, due December 31, 2015, with monthly installments beginning in 2014 of $1,430.  Accrued interest at December 31, 2013 is $2,568, and $0 at December 31, 2012.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746,  bears interest at 5% per annum, unsecured, due December 31, 2015, with monthly installments beginning in 2014 of $468  Accrued interest at December 31, 2013 is $840, and $266 at December 31, 2012.

On December 3, 2012, the Company executed a note payable to a corporation in the amount of $5,000,  however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $5,099,  bears interest at 5% per annum, unsecured, due December 31, 2015, with monthly installments beginning in 2014 of $71.  Accrued interest at December 31, 2013 is $131, and $24 at December 31, 2012.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, and is in default.  Accrued interest at December 31, 2013 is $1,199, and $59 at December 31, 2012.

On February 28, 2013, the Company executed a note payable to a Trust in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and is in default. Accrued interest at December 31, 2013 is $250, and $0 at December 31, 2012.

 On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed  notes payable  to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2013 is $996, and $0 at December 31, 2012.

On May 15, July 12, July 17, November 22 and December 19, 2013, the Company executed notes payable  to an individual in the total amount of $27,340, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2013 is $963, and $0 at December 31, 2012.

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc, to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2013 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% are due at December 31, 2015 and June 30, 2014 for the smaller balances and are unsecured. Accrued interest at December 31, 2013 is $ 39,230, and $10,258 at December 31, 2012.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable  to a Trust in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2013 is $ 1,880, and $0 at December 31, 2012.

None of the above notes are convertible or have any covenants.

(b)	CONVERTIBLE NOTES:

During April 2012, the Company engaged in one convertible note agreement with one individual. Because the conversion feature was beneficial, a note discount using the intrinsic value was recorded as a contra liability, with the offsetting entry to paid in capital. The note discount was equal to the note principal amount. The discount was accreted over the life of the note using the effective interest method. The accretion was recorded as interest expense in the amount of $100,000 for the year ended December 31, 2012. The note discount was fully amortized at December 31, 2012. This note was renegotiated on June 26, 2013, and all conversion features were removed. See above note detailing this 100,000 original note.

The details of the convertible debentures outstanding as of December 31, 2013 and 2012 are as follows:

	2013	2012
April 12, 2012 - Convertible Note payable to an individual, - convertible into 100,000 shares of Common stock on the date of maturity, due on December 12, 2012, unsecured, Conversion shares limited to total available authorized shares, in default.	-	100,000
Total Convertible Notes	$-0-	$100,000

(c)           Additional detail to all Notes Payable is as follows:

	Interest	Interest Expense
Principal	Rate	12/31/2013	12/31/2012	Maturity
$19,000	8.00%	$1,140	$59	8/13/2013
5,099	5.00%	206	24	12/31/2015
32,960	5.00%	1,327	266	12/31/2015
32,746	5.00%	346	593	12/31/2015
100,000	5.00%	2,568	100,000	12/31/2015
388,376	5.00%	16,565	26,356	12/31/2015
192,000	0%	13,440	13,440	Demand
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,252	1,252	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
5,000	6.00%	250	-	10/28/2013
31,000	6.00%	980	-	11/6/2013
27,340	6.00%	963	-	1/15/2014
409,919	5.00%	23,527	-	12/31/2015
11,125	5.00%	278	-	6/30/2014
200,000	5.00%	5,000	-	12/31/2015
6,670	5.00%	166	-	6/30/2014
80,000	6.00%	1,880	-	4/5/2014
$1,654,235		$75,568	$147,670

At December 31, 2013 and 2012, accrued interest on the outstanding notes payable and convertible notes was $142,925 and $166,982, respectively. Interest expense on the outstanding notes amounted to $75,568 and $147,670 for the years ended December 31, 2013 and 2012, including the imputed interest discussed above.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and the valuation account are as follows:

	2013	2012
Deferred tax assets:
NOL carryover	$4,376,678	$4,215,763
Valuation allowance	(4,376,678)	(4,215,763)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2013 and 2012.

The components of income tax expense are as follows:

	2013	2012

Book loss	$(364,145)	$(5,724,901)
Stock based compensation	116,933	4,026,843
Gain on debt settlement	(165,220)	-
Impairment of assets	-	513,538
Valuation allowance	412,432	1,184,520
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $11,222,252 and $10,809,820 as of December 31, 2013 and 2012, respectively, which may be offset against future taxable income from 2028 through 2033. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2013	2012

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2013, 2012 and 2011.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A)      NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 750,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 750,000 to 3.50 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. On December 18, 2011, the Board of Directors approved an increase in the Company’s authorized common stock to 10,000,000. On December 28, 2012, the Board of Directors approved a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated for the reverse stock split. As of December 31, 2013 and 2012, 8,975,089 and 6,680,613 shares of common stock are issued and 8,175,089 and 5,880,613 shares are outstanding, respectively. The difference between the issued and outstanding shares are the ESOP shares being held in trust. There were no shares of preferred stock issued and outstanding.

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

C)      ISSUANCES OF COMMON STOCK

In January, 2012, the Company issued 346,139 shares to be held in escrow for the close of the Adesso agreement. These shares are not considered issued and outstanding.

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

On February 6, 2013, the Board authorized the issuance of 50,000 shares to a legal professional for services performed, valued at $60,000, the market value on the day of grant.

On June 20, 2013, the Board authorized the issuance of 194,304 shares for the conversion of accounts payable valued at $38,861, the market value on the day of grant. The total payables converted, amounted to $204,081, which resulted in a forgiveness of debt gain of $165,220.

On June 30, 2013, the Company negotiated a settlement with the officers of the Company, wherein $3,843,133 of past due wages, advances, and expenses were converted into notes payable. This left a forgiveness of debt in the amount of $3,108,133, which was recorded to paid in capital as a contribution from these officers, because they are material shareholders and control persons.

On July 5, 2013, the Board authorized the issuance of 1,550,000 shares for the conversion of debt by officers of the company, valued at $17,205, the market value on the day of grant.

On July 5, 2013, Board authorized the issuance of 200,000 shares for services of board members, valued at $2,220, the market value on the day of grant.

On December 19, 2013, Board authorized the issuance of 300,000 shares for services valued at $54,300, the market value on the day of grant.

During the twelve months ended December 31, 2013, the Company recorded imputed interest on a non-interest bearing note in the amount of $13,440, with an increase in paid in capital.

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

E)      DEFERRED STOCK COMPENSATION

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

As of December 31, 2013 and 2012, the balance remaining in the deferral account is $0 and  $0, respectively. The deferral is presented on the balance sheet net with Additional Paid in Capital.

F)      UNEARNED ESOP SHARES

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

The total balance at December 31, 2013 and 2012 was $2,176,000 and $2,176,000, respectively.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A)      LEASES

Tree Top Industries, Inc. currently does not lease, rent or own any property.

B)      LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2013 and 2012.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2013 and 2012.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2013 and December 31, 20124. All the notes payable discussed in this section, were incurred before 2002 and before present management took control of the company.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2013.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2013.

 During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen's failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet.  Although litigation is inherently unpredictable, TTI is confident in its position, and intends to pursue the action aggressively. GeoGreen has filed a cross-complaint against the Company and its two officers, the Chief Executive Officer and the President, however the charges against the officers were subsequently dismissed with prejudice. A motion was also passed denying GeoGreen's motion to strike TTII's request for punitive damages. For the time being TTII has dropped their lawsuit.

Pursuant to the asset purchase agreement with ARUR, the Company has a contingent liability to payback notes payable in the amount of approximately $400,000 if the Company is successful in collecting on certain accounts receivable. If the receivables are not collected, there is no obligation on the Company to pay off the debt.

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  Pretrial discovery is ongoing and the parties anticipate taking depositions in the next 30 days. The court has scheduled a status conference for May 28, 2014. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. No monetary claims have been asserted against TTII or TTII Oil & Gas, Inc.

C)      EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013 with a salary of $1.  Mr. Reichman’s salary has been accruing because Tree Top is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mr. Reichman’s contract has been extended by mutual consent to June 30, 2014.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments. In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Tree Top was without resources to pay the salary increase. This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mrs. Griffin’s employment contact has been extended at December 31, 2012 until December 31, 2013, with a salary of $1. Mrs. Griffin’s contract has been extended to April 30, 2014.

NOTE 9 - MATERIAL AGREEMENTS

On May 11, 2011, the Company entered an agreement with World Without Blindness, Inc. (WWB), wherein, the Company’s wholly owned subsidiary Eye Care Centers International, Inc. was granted the global rights, exclusive of the United States, to represent WWB to the public for 24 months. No assets or liabilities were recorded pursuant to this agreement. This agreement was extended for an additional 2 years to May 2015.

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

Subsequent to the Company’s purchase of the assets and the termination of the operator,  a mechanics lien was filed against the property claiming approximately $267,000 in fees  are due to the previous operator. The Company is aggressively defending the action, however at December 31, 2012, due to the lien and loss of title to the assets, the Company impaired the recorded cost, leaving no value associated with the acquisition. The Company recorded an impairment on long lived assets in the amount of $513,538.

Because of the mechanics lien which impaired the title to the Oil and Gas properties, the Company did not record any asset retirement obligations or assets related to this transaction at December 31, 2012. Once oil operations commenced an estimate for the remediation of the oil lease was assessed and recorded in 2013. (See Note 13)

NOTE 12 - MARKETABLE SECURITIES – AVAILABLE-FOR-SALE

In May 2012, the Company acquired 2,052 shares of Facebook stock (FB) for $95,256 plus fees. The value of the shares at December 31, 2013 and 2012 amounted to $54,649 and  $54,624, respectively.   The 2012 decrease, gave rise to an unrealized loss of $40,632 for the year ended December 31, 2012, and then an unrealized gain of $28,029 in 2013. The Company evaluated the prospects of it’s investments in relation to the severity and duration of the impairment. Based on that evaluation, the Company does consider the shares to be other than temporarily impaired at December 31, 2012, and recorded loss on marketable securities in the statement of operations of $40,632.

In May 2013, the Company sold 1,052 shares of FB for $28,562, giving rise to a realized gain of $557, recorded in the statement of operations for the period ended December 31, 2013.

NOTE 13 - ASSET RETIREMENT OBLIGATION

During 2013, the Company began the re-work project on various well associated with the Ownbey Oil and Gas Lease purchased on December 31, 2012. The Company will be required as part of the purchase of this lease to remediate the Ownbey property upon it’s abandonment of the lease. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of the liability for an asset retirement obligation in the amount of $101,250. Because the Company does not have a certified valuation report for the Ownbey lease we have not capitalized this cost, but instead have expensed the entire amount during the 2013 year. The following table describes all changes to the Company’s asset retirement obligation liability during 2013:

	December 31,
	2013	2012

Asset retirement obligation-beginning of year	$-	$-
Liabilities incurred	-	-
Accretion expense	101,250	-
Revisions in estimated cash flows	-	-
Asset retirement obligation-end of year	101,250	-

NOTE 14 - SUBSEQUENT EVENTS

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2013, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties.  The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2013 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2013 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2013, the Board of Directors consisted of five Directors. The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” as defined by SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

During the fiscal year ended December 31, 2013, the Board of Directors held a total of 6 meetings.  Mr. Reichman, Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 75% of the meetings of the Board of Directors and at least 75% of the meetings of the committees on which he or she served.

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

Kathy M. Griffin, President of the Company is also a member of the Board of Directors. Mrs. Griffin has been with the Company for five years, and has over thirty years of significant professional experience, on the domestic and international scene. Mrs. Griffin has significant experience in marketing, sales, new business development and general business management, both in the United States and internationally. Mrs. Griffin started her career at Superior Brands, where, from December, 1977 to December, 1990, she held several positions, including International Marketing Manager. She was responsible for the successful start up and implementation of the first international joint venture for Superior Brands, Inc.  In addition, Mrs. Griffin managed Koning USA, Inc., a consumer products marketing company from 1993 to 2004, and, from January, 2006 to February 2009, was employed as an executive in the New Business Development Group, by Shuster Laboratories, Inc., a division of Specialized Technology Resources, Inc., a global provider of supply chain services, corporate social responsibility, and consulting services.  Mrs. Griffin’s education includes a Bachelor’s degree from Boston College University, as well as advanced study in International Relations through the University of Massachusetts John McCormack Institute for Public Policy and the American Marketing Association.

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

On December 19, 2013, at a meeting of the board of directors of Tree Top Industries, Inc., Mr. Michael Valle and Mr. Gregory Ozzimo were elected to the Board of Directors of Tree Top Industries, Inc. (the “Company”) for a term commencing on January 15, 2014 and ending on December 31, 2014.

Mr. Valle previously served on the board of directors, but resigned for personal reasons in December, 2009.  Mr. Valle worked in the financial industry in New York for much of his career, where he served as Vice President of Investments for Smith Barney and Paine Webber, among other financial institutions.  Mr. Ozzimo brings over thirty years’ experience in the commodities and oil trading businesses, and served as group Vice President at Philipp Brothers (Salomon Brothers) in charge of Energy Product trading for over ten years, among other similar positions in the Energy sector.

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

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in TTI's annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and others officers during 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonuses	Stock Awards ($’s)(1)	Option Awards ($000’s)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000)	Total ($)

David Reichman,	2013	1	-	-0-	$-	-	-	-	1
CEO	2012	500,000	-	978,500	-				978,500

Kathy Griffin,	2013	1	-	-0-	-				1
President	2012	180,000	-	369,750	-	-	-	-	369,750
__________
(1)	Stock issuances have been made to both Mr. Reichman and Mrs. Griffin as compensation for their continued work and support of Tree Top, without salary.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2012. Mr. Reichman’s salary remained at $500,000 for 2012. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors.   Due to Mr. Reichman’s continued willingness to forego his salary payment while the Company attempts to raise capital, the Board of Directors decided to issue 675,000 shares of Tree Top common stock to Mr. Reichman on August 12, 2012. On December 29, 2012, the board and Mr. Reichman agreed that the Company would continue to receive his services through December 31, 2013, at an annual salary of $1.00.

The Board also determined the compensation for Mrs. Griffin, President, based on her undeterred commitment to Tree Top. Her salary remained at $180,000 in 2012. Due to the fact that Mrs. Griffin was willing to forego her salary for the entire year of 2012, and any bonus due her, the Board of Directors issued 255,000 shares of common stock to Mrs. Griffin on August 12, 2012. Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position. On December 29, 2012, the board and Mrs. Griffin agreed that the company would continue to receive her services through December 31, 2013, at an annual salary of $1.00.

Employment Agreements

Mr. Reichman’s employment agreement provides for:

☐	a eighteen months term through June 30, 2014 at an annual base salary of $1;

☐	at least one annual salary review by the Board of Directors;

☐	participation in any discretionary bonus plan established for senior executives;

☐	retirement and medical plans, customary fringe benefits, vacation and sick leave

Mrs. Griffin’s employment agreement provides for:

☐	a sixteen month term through April 30, 2014 at an annual base salary of $1.

☐	at least one annual salary review by the Chief Executive Officer;

☐	participation in any discretionary bonus plan established for senior executives;

☐	retirement and medical plans, customary fringe benefits, vacation and sick leave

Director Compensation

The members of the Board of Directors are compensated by grants of stock and options, in lieu of cash payments. The Directors were issued 100,000 shares of common stock in July, 2013.   They were not issued any options.

Director Summary Compensation Table

2011
Name and Principal Position	Year		Bonus ($)	Stock Awards ($’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($’s)

David Reichman, Chairman/Director	2013	-	-	-	-	-	-	-	-
Frank Benintendo, Treasurer/Director	2013	-	-	1,110	-	-	-	-	1,110
Don Gilbert, Secretary/Director	2013	-	-	1,110	-	-	-	-	1,110
Kathy Griffin, Director	2013	-	-	-	-	-	-	-	-
Robert Hantman, Director	2013	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
David I. Reichman	-	N/A	N/A	$-	N/A
Kathy M. Griffin	-	N/A	N/A	$-	N/A
Donald H. Gilbert	-	N/A	N/A	$-	N/A
Frank Benintendo	-	N/A	N/A	$-	N/A
Robert Hantman	-	N/A	N/A	$-	N/A

On August 16, 2011, the Board of Directors authorized the issuance of 579,400 shares of common stock to the officers, directors for the cancellation of all outstanding options, and there are currently no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	David Reichman	3,396,075	Direct	41.5

Common Stock	Frank Benintendo	300,000	Direct	3.7

Common Stock	Don Gilbert	275,000	Direct	3.4

Common Stock	Kathy Griffin	905,014	Direct	11.1

Common Stock	Robert Hantman	81,000	Direct	1.0
______________
(1)	In care of Tree Top Industries , Inc. 511 Sixth Ave., Suite 800, New York, NY 10011

(2)	Calculated from the total of outstanding shares of common stock as of April 15, 2014 (8,175,089).

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

The aggregate amount of the loans outstanding and due to Mr. Reichman and Mrs. Griffin, is $678,361 and $3,853,391 as of December 31, 2013 and 2012 respectively. They are both non-interest bearing, due on demand payables as well as 5% interest bearing notes due in June 2014 and December 2015. At December 31, 2013 and 2012, the balances due each officer are as follows: Mr. Reichman: $471,691 and $3,304,634, respectively, and Mrs. Griffin: $206,670 and $548,757, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

M&K CPAS, PLLC served as the Company’s independent registered public accounting firm for the years ended December 31, 2013 and 2012.

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2013 were as follows:

Audit Fees	$20,000
Audit Related Fees	-
All Other Fees	-
Total Fees	$20,000

Fees for professional services rendered to the Company during the fiscal years ended December 31, 2012 were as follows:

Audit Fees	$15,000
Audit Related Fees	-
All Other Fees	-
Total Fees	$15,000

Audit Fees: The audit fees for the fiscal years ended December 31, 2013 and 2012 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: There were no audit-related fees during the fiscal years ended December 31, 2013 and December 31, 2012.

Tax Fees: No fees were billed to the Company.

All Other Fees: There were no fees billed in the fiscal years ended December 31, 2013 and 2012 for products and services provided by the independent auditors, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Our Board of Directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal years ended December 31, 2013 and 2012. Our Board of Directors also appointed and authorized David Reichman to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board. The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

☐	Report of M&K CPAS, PLLC, Independent Registered Public Accounting Firm

☐	Consolidated Balance Sheets as of December 31, 2013 and 2012

☐	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012

☐	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2013 and 2012

☐	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

☐	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

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

Back to Table of Contents
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

TREE TOP INDUSTRIES, INC.

Date	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 15, 2014
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 15, 2014
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: April 15, 2014
Donald Gilbert,
Director & Treasurer