Form 10-Q
period 2014-03-31
TREE TOP INDUSTRIES, INC.
filed 2014-05-14
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2014

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

As of May 14, 2014, the number of shares outstanding of the registrant’s class of common stock was 8,175,090.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	March 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$1,063	1,169
Accounts receivable	8,466	4,731
Marketable securities	60,240	54,649
Total Current Assets
	69,769	60,549

PROPERTY AND EQUIPMENT (NET)	7,572	8,278
TOTAL ASSETS
	$77,341	$68,827
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	665
Accounts payable and accrued expenses	769,438	761,208
Accrued interest	162,356	142,925
Asset retirement obligation	101,250	101,250
Due to officers and directors	50,606	50,646
Notes Payable	54,500	138,340
Notes payable- in default	433,840	329,000
Current portion of long-term debt	141,494	113,734

Total Current Liabilities	1,714,149	1,637,103

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	643,539	609,920
Notes payable (less current portion)	447,482	463,242

Total Long-Term Liabilities	1,091,021	1,073,162

Total Liabilities	2,805,170	2,710,265

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share,
10,000,000 shares authorized; 8,975,089 and 8,975,089
issued, 8,175,089 and 8,175,089 outstanding, respectively	8,975	8,975
Additional paid-in-capital	149,138,545	149,134,945
Unearned ESOP shares	(2,176,000	(2,176,000)
Accumulated other comprehensive income (loss)	33,620	28,029
Retained Deficit	(149,732,969	(149,637,387)

Total Stockholders' Deficit	(2,727,829	(2,641,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77,341	$68,827

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2014	2013

REVENUES
Crude oil sales	$15,490	$-

Oil & Gas operating costs	8,514	-

Gross Profit	6,976

OPERATING EXPENSES
Depreciation	706	3,296
General and administrative	27,743	25,047
Compensation and professional fees	48,403	85,018

Total Operating Expenses	76,852	113,361

LOSS FROM OPERATIONS	(69,876)	(113,361)

OTHER INCOME (EXPENSE)

Interest expense	(25,706)	(17,249)

Total Other Income (Expense)	(25,706)	(17,249)

NET INCOME (LOSS) BEFORE INCOME
TAXES	(95,582)	(130,610)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(95,582)	$(130,610)

OTHER COMPREHENSIVE INCOME
/(LOSS) NET OF TAXES
Unrealized income (loss) on held for
sale marketable securities	5,591	-

COMPREHENSIVE INCOME/(LOSS)	$(89,991)	$(130,610)

LOSS PER SHARE - BASIC & DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	8,175,090	5,910,786

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(95,582)	(130,610)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	706	3,296
Common stock issued for services rendered	-	82,180
Imputed interest on loan	3,600	3,360
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	(3,735)	-
Increase (decrease) in bank overdraft	665	-
Increase (decrease) in accounts payable and accrued expenses	27,620	41,214

Net Cash Used in Operating Activities	(66,726)	(560)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash provided by (used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	33,000	15,000
Cash paid to related party loans	(34,159)	(15,145)
Cash received from related party loans	67,779	705

Net Cash Provided by (Used in) Financing Activities	66,620	560

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,169	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,063	$-

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized (gain)/ loss on marketable securities	$(5,591)	$2,133

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

Beneficial Conversion Feature of Debentures and Convertible Notes Payable
In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt.  Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and related accruing interest, and is recorded as a discount to the related debt and an addition to additional paid in capital.  The discount is amortized over the remaining outstanding period of related debt using the straight-line method.

Recent Accounting Pronouncements
No accounting pronouncements were issued during the first quarter of 2014 that would have a material effect on the accounting policies of the Company when adopted.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)
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

The oil and gas interests were purchased with the issuance of 466,853 shares and were valued at market value at the grant date as $513,538. However at December 31, 2012, due to a mechanics lien and impairment of title to the assets, the Company impaired the recorded cost, leaving no value associated with the acquisition. The Company recorded an impairment on long lived assets in the amount of $513,538.

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

The asset retirement obligation is as follows:

	3/31/2014	12/31/2013
Previous Balance	$101,250	$-
Increase/(decrease) current period	-	101,250
Ending Balance	$101,250	$101,250

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

Investments are as follows:
Balance, December 31, 2013	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, March 31, 2014	$0

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

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at March 31, 2014:

Balance at December 31, 2013:	$54,649
Change in market value at March 31, 2014	5,591
Balance at March 31, 2014:	$60,240

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2014 and December 31, 2013.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3
Marketable Securities – 2014	60,240	-0-	-0-
Marketable Securities – 2013	54,649	-0-	-0-
Notes payable - 2014	-0-	-0-	1,720,855
Notes payable - 2013	-0-	-0-	1,654,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 31, 2014 and December 31, 2013:

Notes payable
Balance, December 31, 2013	$1,654,236
Note issuances	100,778
Note payments	(34,159)
Balance, March 31, 2014	$1,720,855

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at March 31, 2014 and December 31, 2013.

Accounts Receivable/Allowances for Doubtful Accounts
The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of March 31, 2014 and December 31, 2013, there are no allowances recorded.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2014 and 2013, no common equivalent shares were excluded from the calculation and as of March 31, 2014, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2014	2013
Income (Loss) (numerator)	$(95,582)	$(130,610)
Shares (denominator)	8,175,090	5,910,786
Basic and diluted income (loss) per share	$(0.01)	$(0.02)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

Revenue Recognition
Oil and Gas Revenues and Deferred Revenue
Revenue form sales of crude oil are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer. Title transfers for crude oil generally occur when a tanker lifting has occurred. Oil inventory in holding tanks at the period end are recorded as deferred revenue prior to tanker lifting.

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

Concentrations of Credit Risk
During the quarter ended March 31, 2014, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations. At March 31, 2014 and December 31, 2013, 100% of the accounts receivable were to the single major customer mentioned above.

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

The Company adopted ASC 740 at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to officers as of March 31, 2014 and December 31, 2013 totals $711,940 and $678,361, respectively. These balances consist of notes payable, net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest. The notes payable bear interest at 5% and are due in 2014 and 2015. During the 1st quarter 2014 Mr. Reichman advanced $67,779 to the Company to cover operating expenses, and was repaid $34,159. During 2013 Mr. Reichman advanced $101,980 to the Company and was repaid $192,060. At March 31, 2014 and December 31, 2013, the balances due each officer are as follows: Mr. Reichman: $505,270 and $471,691, respectively, and Mrs. Griffin: $206,670 and $206,670, respectively.

During the 1st quarter 2014 and the year ended December 31, 2013, a board member advanced $7,000 and $31,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6% and 8%, are unsecured, and are due beginning in August 2013 through August 2014. The total notes payable to this board member at March 31, 2014 and December 31, 2013 amount to $57,000 and $50,000, respectively. As of March 31, 2014, $39,000 in notes are in default, however, the lender has not made demand for payment.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)
NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and December 2015. Four notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At March 31, 2014 and December 31, 2013, notes payable amounted to $1,720,855 and $1,654,236, respectively. Below is a table summarizing the notes owed by the Company.

	Interest Rate	Interest Expense	Interest Expense
Principal		3/31/2014	3/31/2013	Maturity

$19,000	8.00%	380	285	8/13/2013
5,099	5.00%	64	25	12/31/2015
32,960	5.00%	412	480	12/31/2015
32,746	5.00%	409	480	12/31/2015
100,000	5.00%	1,250	-	12/31/2015
388,376	5.00%	4,855	6,589	12/31/2015
192,000	0.00%	3,360	3,360	On Demand(1)
18,000	6.00%	270	270	09/01/2002
30,000	6.00%	450	450	09/12/2002
25,000	5.00%	313	313	08/31/2000
40,000	7.00%	700	700	07/10/2002
5,000	6.00%	75	75	10/28/2013
31,000	6.00%	465	41	11/06/2013
27,340	6.00%	411	-	01/15/2014
443,539	5.00%	5,544	-	12/31/2015
11,125	5.00%	139	-	06/30/2014
200,000	5.00%	2,500	-	12/31/2015
6,670	5.00%	83	-	06/30/2014
80,000	6.00%	1,200	-	04/05/2014
7,000	6.00%	87	-	09/21/2014
14,000	6.00%	159	-	09/22/2014
5,000	6.00%	17		11/11/2014
7,000	6.00%	69		09/30/2014
$1,720,855		23,212	13,068

Note payable activity in the three months ended March 31, 2014:

On January 2 and 21, 2014, a director and shareholder advanced $7,000 and received a note payable, bearing interest at 6%, unsecured and due in 8 months.

On January 22, 2014, an individual advanced $14,000 and received a note bearing interest at 6%, unsecured and due in 8 months.

On January 31, 2014, the Company received proceeds from a business lender.  The note amount was $7,000, bears interest at 6%, is unsecured and matures in 8 months.

On March 11, 2014, the Company received proceeds from a business lender.  The note amount was $5,000, bears interest at 6%, is unsecured and matures in 8 months.

(1)	Imputed interest due to 0% interest rate

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the quarter ended March 31, 2014, there were no common stock issuances.

During the quarter ended March 31, 2014, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360, with an increase in paid in capital.

During the three months ended March 31, 2014, the Company did not issue any stock options or warrants.

NOTE 7 - LEGAL ACTIONS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  Pretrial discovery is ongoing and the parties have taken depositions. The court has scheduled a status conference for May 28, 2014. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. No monetary claims have been asserted against TTII or TTII Oil & Gas, Inc.

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

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. The shares were valued at $1.10 per share, based on the weighted average trading price of the common stock over the ten trading days prior to the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and$3,600,000 respectively.  TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000.  Finally, several gun sight patents were also acquired from ARUR,..  TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells.  At the same time, both Tree Top Industries, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase.  The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patents was also not readily assessable as to value and no purchase price was allocated to this asset. Also due to the mechanics lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies as of March 31, 2014 and for the three months then ended.

Overview of Business

During the 2nd quarter 2013, the Company commenced it's oil and gas operations, and have brought 13 wells into production to date. It specializes in the utilization of modern technologies with known resources to enhance project output.  The company has a working interest of 75% of a lease in S.E. Kansas.  This lease has approximately 13 working wells out of a total of 30 well, and a natural gas pipeline that is currently shut down, that is also located in Kansas.

In May of 2013, TTII Oil and Gas Inc. with the help of its Operator, Clark Energy, Inc., opened up the wells on the Ownbey Lease for production.  Upon opening up the lease for production, TTII Oil & Gas, Inc.’s Operator ran into several problems with the lease.  It came to the company’s attention that the previous Operator, Aesir Energy Inc., owned and operated by Eric Oden, (son to the previous President and CEO, Fred Oden III, of American Resource Technologies, Inc.) had left the lease in sub-standard condition.  Due to this fact, many repairs had to be made to the equipment on the lease that kept the company from being able to get the full benefit of the lease.  During the 7 months of production in 2013, the wells produced approximately 795 barrels of oil. The 2014 year-to-date production through March 31, is 191 barrels.

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

Employees

As of May 15, 2014, we have 1 full-time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013:

We realized revenues of $15,490 during the three months ended March 31, 2014 and -0- during the three months ended March 31, 2013. Oil extraction will continue as a steady source of revenue going forward. Our oil operations expenses totaled $8,514 for the three months ended March 31, 2014 compared to -0- in the comparative quarter last year. Our general operating expenses decreased from $ 113,361 in 2013 to $76,852 in 2014. The decrease was primarily the result of a decrease in compensation expenses to officers, directors and consultants. General and administrative expenses increased slightly from $25,047 to $27,743 or 10%. Compensation and professional fees decreased by $36,616, due to the decrease in officer wages and stock based compensation given to employees and others. Depreciation expense decreased from $3,296 to $706.

Our net loss decreased by $35,028 from $(130,610) in 2013 to a loss of $(95,582) in 2014. The primary reason for this improvement was the decrease in expenses as disclosed above and the commencement of our oil and gas operation which generated revenues. This translates to a $.01 increase in earnings per share from $(0.02) in 2013 to $(0.01) in 2014. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a larger revenue flow from our oil & gas leases.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014 we had cash on hand of $1,063 compared to $1,169 at December 31, 2013. We used cash in our operations of $(66,726) in 2014 compared to cash used of $(560) in 2013. We (paid back)/raised $33,620 and $(15,145) from related party loans in 2014 and 2013, and $33,000 and $15,000 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $15,000 per month for 2014. We do not have sufficient cash on hand at March 31, 2014 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction and raise capital through the sale of our common stock or through debt financing.

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

During the three months ended March 31, 2014, the Company increased our working capital deficit from $(1,576,554) to $(1,644,380), an increase of 4%. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(1,193,380), a 24% decrease.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,644,380) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

None

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2013. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31, 2014 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  Pre-trial discovery is ongoing and the parties have taken depositions in the past 30 days. The court has scheduled a status conference for May 28, 2014. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. No monetary claims have been asserted against TTII or TTII Oil & Gas, Inc.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the three months ended March 31, 2014 without registration:

There were no share issuances during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to Highest Star Investment due on demand, unsecured with no stated interest rate, unpaid To date and in default	192,000

Various Notes payable to an individual and board member, unsecured with interest of 8% per annum, unpaid to date and in default	42,000

Various Notes payable to a Trust, unsecured with interest accruing at 6% per annum, unpaid to date and in default	67,000

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	19,840

Totals	$433,840

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

TREE TOP INDUSTRIES, INC.

Date: May 14, 2014	By:	/s/ David Reichman
David Reichman
Chairman of the Board, Chief
Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 14, 2014
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 14, 2014
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 14, 2014
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: May 14, 2014
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: May 14, 2014
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: May 14, 2014
Mike Valle, Director