Form 10-Q
period 2014-06-30
TREE TOP INDUSTRIES, INC.
filed 2014-08-14
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2014

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

As of August 14, 2014, the number of shares outstanding of the registrant’s class of common stock was 8,975,090.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.

Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$4,601	1,169
Accounts receivable	-	4,731
Marketable securities	67,290	54,649

Total Current Assets	71,891	60,549

PROPERTY AND EQUIPMENT (NET)	6,866	8,278

TOTAL ASSETS	$78,757	$68,827

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$787,893	$761,208
Accrued interest	182,666	142,925
Asset retirement obligation	101,250	101,250
Due to officers and directors	50,647	50,646
Notes Payable related party	-	48,795
Notes payable- in default	310,000	329,000
Current portion of long-term debt	142,840	154,484

Total Current Liabilities	1,575,296	1,588,308

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	728,587	658,715
Notes payable (less current portion)	566,181	463,242

Total Long-Term Liabilities	1,294,768	1,121,957
Total Liabilities
	2,870,064	2,710,265

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share, 10,000,000 shares authorized; 8,975,089 and 8,975,089
issued, 8,175,089 and 8,175,089 outstanding, respectively	8,975	8,975
Additional paid-in-capital	149,142,145	149,134,945
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income (loss)	40,670	28,029
Retained Deficit	(149,807,097)	(149,637,387)

Total Stockholders' Deficit	(2,791,306)	(2,641,438)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$78,758	$68,827

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUES
Crude oil sales	$8,915	$-	$24,405	$-

Oil & Gas operating costs	9,789	-	18,303	-

Gross Profit	(874)	-	6,102	-

OPERATING EXPENSES
Depreciation	706	2,423	1,412	5,720
General and administrative	17,389	25,628	45,132	50,539
Compensation and professional fees	27,650	64,589	76,053	149,743

Total Operating Expenses	45,745	92,640	122,597	206,002

LOSS FROM OPERATIONS	(46,619)	(92,640)	(116,495)	(206,002)

OTHER INCOME (EXPENSE)

Gain on debt forgiveness	-	165,220	-	165,220
Gain(loss) on investments	-	557	-	557
Interest expense	(27,509)	(10,432)	(53,215)	(27,679)

Total Other Income (Expense)	(27,509)	155,345	(53,215)	138,098

NET INCOME (LOSS BEFORE INCOME TAXES	(74,128)	62,705	(169,710)	(67,904)
PROVISION FOR I NCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(74,128)	$62,705	$(169,710)	$(67,904)

OTHER COMPREHENSIVE INCOME (LOSS) NET OF TAXES
Unrealized income (loss) on held for
sale marketable securities	5,591	394	12,641	(2,133)

COMPREHENSIVE INCOME/(LOSS)	$(68,537)	$63,099	$(157,069)	$(70,037)

LOSS PER SHARE–BASIC & DILUTED	$(0.01)	$0.01	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,175,090	5,954,018	8,175,090	5,932,650

TREE TOP INDUSTRIES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(169,710)	(67,904)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,411	5,719
Common stock issued for services rendered	-	82,181
Imputed interest on loan	7,200	6,720
Gain on debt settlement	-	(165,220)
Gain on sale of investment	-	(557)
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	4,731	-
Increase (decrease) in bank overdraft	-	-
Increase (decrease) in accounts payable and accrued expenses	66,428	140,818

Net Cash Used in Operating Activities	(89,940)	1,757

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of investment		28,561
Purchase of property and equipment		(6,584)

Net Cash provided by (used in) Investing Activities	-	21,977

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	42,500	50,640
Cash paid on notes payable	-	(12,000)
Cash paid to related party loans	(41,259)	(66,285)
Cash received from related party loans	92,131	6,968

Net Cash Provided by (Used in) Financing Activities	93,372	(20,677)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,432	3,057

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,169	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,601	$3,057

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized (gain)/ loss on marketable securities	$(12,641)	$1,739
Conversion on accrued interest	$-	$97,321
Stock issued to settle accounts payable	$-	$204,081
Contribution of capital from officers	$-	$3,108,133
Non-cash recording of deferred revenue	$-	$15,159

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the second quarter of 2014 that would have a material effect on the accounting policies of the Company when adopted.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2014 and 2013
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

The asset retirement obligation is as follows:

	6/30/2014	12/31/2013
Previous Balance	$101,250	$-
Increases/(decreases) current period	-	101,250
Ending Balance	$101,250	$101,250

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

Investments are as follows:
Balance, December 31, 2013	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, June 30, 2014	$0

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

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at June 30, 2014:

Balance at December 31, 2013:	$54,649
Change in market value for the period	12,641
Balance at June 30, 2014:	$67,290

Fair Value of Financial Instruments
On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

o	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

ο
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

ο	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2014 and December 31, 2013.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3
Marketable Securities – 2014	67,290	-0-	-0-
Marketable Securities – 2013	54,649	-0-	-0-
Notes payable - 2014	-0-	-0-	1,747,608
Notes payable - 2013	-0-	-0-	1,654,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2014 and December 31, 2013:

Notes payable
Balance, December 31, 2013	$1,654,236
Note issuances	134,631
Note payments	(41,259)
Balance, June 30, 2014	$1,747,608

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2014 and 2013
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at June 30, 2014 and December 31, 2013.

Accounts Receivable/Allowances for Doubtful Accounts
The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of June 30, 2014 and December 31, 2013, there are no allowances recorded.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2014 and 2013, no common equivalent shares were excluded from the calculation and as of June 30, 2014, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2014	2013
Income (Loss) (numerator)	$(169,710)	$(67,904)
Shares (denominator)	8,175,090	5,932,650
Basic and diluted income (loss) per share	$(0.02)	$(0.01)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

Revenue Recognition
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

Concentrations of Credit Risk
During the quarter ended June 30, 2014, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations.

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

Due to officers as of June 30, 2014 and December 31, 2013 totals $661,334 and $627,714, respectively. These balances consist of notes payable, net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest. The notes payable bear interest at 5% and are due in 2014 and 2015. During the 1st six months of 2014 Mr. Reichman advanced $67,779 to the Company to cover operating expenses, and was repaid $34,159. During 2013 Mr. Reichman advanced $6,968 to the Company and was repaid $66,285. At June 30, 2014 and December 31, 2013, the balances due each officer are as follows: Mr. Reichman: $505,270 and $471,691, respectively, and Mrs. Griffin: $206,670 and $206,670, respectively.

During the first six months of 2014 and the year ended December 31, 2013, a board member advanced $22,000 and $17,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6% and 8%, are unsecured, and are due January 31, 2016. The total notes payable to this board member at June 30, 2014 and December 31, 2013 amount to $72,000 and $50,000, respectively. As of June 30, 2014, $39,000 in notes are in default, however, the lender has not made demand for payment.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)
NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and January 2016. Four notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At June 30, 2014 and December 31, 2013, notes payable amounted to $1,752,356 and $1,654,236, respectively. Below is a table summarizing the notes owed by the Company.

Balance at	Balance at	Interest
6/30/2014	12/31/2013	Rate	Maturity
$18,000	$18,000	6.00%	9/1/2002
30,000	30,000	6.00%	9/12/2002
25,000	25,000	5.00%	8/31/2000
40,000	40,000	7.00%	7/10/2002
192,000	192,000	0.00%	On demand(1)
0	19,000	8.00%	8/13/2013
5,000	5,000	6.00%	10/28/2013
438,792	409,920	5.00%	1/15/2016
11,125	11,125	5.00%	1/15/2016
200,000	200,000	5.00%	1/15/2016
6,670	6,670	5.00%	1/15/2016
10,000	10,000	6.00%	1/31/2016
2,000	2,000	6.00%	1/31/2016
2,000	2,000	6.00%	1/31/2016
1,000	1,000	6.00%	1/31/2016
1,000	1,000	6.00%	1/31/2016
1,000	1,000	6.00%	1/31/2016
19,000	0	8.00%	1/31/2016
5,000	5,000	6.00%	1/31/2016
1,000	1,000	6.00%	1/31/2016
2,000	2,000	6.00%	1/31/2016
1,000	1,000	6.00%	1/31/2016
5,000	5,000	6.00%	1/31/2016
2,000	0	6.00%	1/31/2016
5,000	0	6.00%	1/31/2016
5,000	0	6.00%	1/31/2016
10,000	0	6.00%	1/31/2016
388,376	388,376	5.00%	1/31/2016
100,000	100,000	5.00%	1/31/2016
32,960	32,960	5.00%	1/31/2016
32,746	32,746	5.00%	1/31/2016
5,099	5,099	5.00%	1/31/2016
7,000	0	6.00%	1/31/2016
5,000	0	6.00%	11/11/2014
50,000	50,000	6.00%	3/23/2014
12,000	12,000	6.00%	3/24/2014
5,000	5,000	6.00%	4/5/2014
3,000	3,000	6.00%	4/26/2014
10,000	10,000	6.00%	5/13/2014
2,500	2,500	6.00%	7/22/2014
14,000	0	6.00%	9/22/2014
16,640	16,640	6.00%	1/10/2014
3,200	3,200	6.00%	3/12/2014
5,000	5,000	6.00%	3/17/2014
5,000	0	6.00%	1/7/2015
7,500	0	6.00%	1/17/2015
4,000	0	6.00%	3/6/2015

1,747,608	1,654,236	Total balance

452,840	581,074	Less: Current portion

$1,294,768	$1,073,162	Long Term Debt

$182,666	$142,925	Accrued Interest

Note payable activity in the six months ended June 30, 2014:

(1)	Imputed interest due to 0% interest rate

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2014 and 2013
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2014, there were no common stock issuances.

During the six months ended June 30, 2014, the Company recorded imputed interest on a non-interest bearing note in the amount of $6,720, with an increase in paid in capital.

During the six months ended June 30, 2014, the Company did not issue any stock options or warrants.

NOTE 7 - LEGAL ACTIONS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  A partial order of foreclosure was granted on July 9, 2014 in favor of TTII. The plaintiff's petition for foreclosure of the lien was dismissed because the lien statement was deficient and therefore invalid and unenforceable under Kansas law.  A telephone status conference is scheduled for the September 10, 2014 regarding the plaintiff's remaining claim.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies as of June 30, 2014 and for the three months then ended.

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

In May of 2013, TTII Oil and Gas Inc. with the help of its Operator, Clark Energy, Inc., opened up the wells on the Ownbey Lease for production.  Upon opening up the lease for production, TTII Oil & Gas, Inc.’s Operator ran into several problems with the lease.  It came to the company’s attention that the previous Operator, Aesir Energy Inc., owned and operated by Eric Oden, (son to the previous President and CEO, Fred Oden III, of American Resource Technologies, Inc.) had left the lease in sub-standard condition.  Due to this fact, many repairs had to be made to the equipment on the lease that kept the company from being able to get the full benefit of the lease.  During the 7 months of production in 2013, the wells produced approximately 795 barrels of oil. The 2014 year-to-date production through June 30, is 317 barrels.

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

Employees

As of August 14, 2014, we have 1 full-time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013:

We realized revenues of $8,915 during the three months ended June 30, 2014 and -0- during the three months ended June 30, 2013. Oil extraction will continue as a steady source of revenue going forward. Our oil operations expenses totaled $9,789 for the six months ended June 30, 2014 compared to -0- in the comparative quarter last year. Our wells were shut down in June of 2014 due to mechanical problems which caused us to have expenses in excess of sales for the quarter. Our general operating expenses decreased from $ 92,640 in 2013 to $45,745 in 2014. The decrease was primarily the result of a decrease in compensation expenses to officers, directors and consultants.
Our net loss increased by $136,833 from net income of $62,705 in 2013 to a loss of $(74,128) in 2014. The primary reason for this was a one recognition of debt forgiveness income in the 2013 period.

 Results of Operations for the Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013:

We realized revenue of $24,405 and cost of revenues of $18,303 for the six month period ending June 30, 2014. This represents a gross profit of $6,102 for the period as opposed to zero for the 2013 period. It also represents our first period of recognizing operating income. Our operating expenses decreased from $206,002 in 2013 to $122,597 in 2014, a decrease of $83,405 for the six months ended June 30, 2014. This is the direct result of decreased compensation and professional fees in the 2014 period.

Our net loss for the six months ended June 30, 2014 increased from a loss of $67,904 to a loss of $169,710 an increase of $101,806. Our one time forgiveness of debt recorded in 2013 was $165,220. Our reduced expenses and income production led in a decrease in net loss of $67,904 other than the debt forgiveness item.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014 we had cash on hand of $4,601 compared to $1,169 at December 31, 2013. We used cash in our operations of $(89,940) in 2014 compared to cash generated of $1,757 in 2013. We (paid back)/raised $93,372 and $(20,677) from loans in 2014 and 2013. We anticipate that we will continue to have a negative cash flow from operations of approximately $10,000 per month for 2014. We do not have sufficient cash on hand at June 30, 2014 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction and raise capital through the sale of our common stock or through debt financing.

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

During the six months ended June 30, 2014, the Company increased our working capital deficit from $(1,576,554) to $(1,503,405), an increase of 5%.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,503,405) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2014 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A partial order of foreclosure was granted on July 9, 2014 in favor of TTII. The plaintiff's petition for foreclosure of the lien was dismissed because the lien statement was deficient and therefore invalid and unenforceable under Kansas law.  A telephone status conference is scheduled for the September 10, 2014 regarding the plaintiff's remaining claim.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the three months ended June 30, 2014 without registration:

There were no share issuances during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to Highest Star Investment due on demand, unsecured with no stated interest rate, unpaid To date and in default	192,000

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Totals	$310,000

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

TREE TOP INDUSTRIES, INC.

August 14	By:	/s/ David Reichman
David Reichman
Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 14, 2014
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 14, 2014
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 14, 2014
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: August 14, 2014
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: August 14, 2014
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: August 14, 2014
Mike Valle, Director