Form 10-Q
period 2014-09-30
TREE TOP INDUSTRIES, INC.
filed 2014-11-18
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2014

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number :000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0250943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3887 Pacific Street Las Vegas, Nevada 89121
(Address of principal executive offices) (Zip Code)

310.601.4595
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Former address: 511 Sixth Avenue, Suite 800, New York, NY 10011

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

As of  November 17, 2014, the number of shares outstanding of the registrant’s class of common stock was 8,975,090.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,661	1,169
Accounts receivable	5,666	4,731
Marketable securities	79,040	54,649
Note receivable	5,666	-
Total Current Assets	89,367	60,549

PROPERTY AND EQUIPMENT (NET)	6,160	8,278

TOTAL ASSETS	$95,527	$68,827

CURRENT LIABILITIES
Accounts payable and accrued expenses	$805,501	$761,208
Accrued interest	203,495	142,925
Asset retirement obligation	101,250	101,250
Due to officers and directors	50,606	50,606
Notes Payable related party	-	48,795
Notes payable- in default	118,000	329,000
Current portion of long-term debt	146,340	154,524
Total Current Liabilities	1,425,192	1,588,308

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	762,605	658,715
Notes payable (less current portion)	758,181	463,242
Total Long-Term Liabilities	1,520,786	1,121,957

Total Liabilities	2,945,978	2,710,265

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share,
10,000,000 shares authorized; 9,225,089 and 8,975,089
issued, and outstanding, respectively	9,225	8,975
Additional paid-in-capital	149,155,495	149,134,945
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income (loss)	52,420	28,029
Retained Deficit	(149,891,591)	(149,637,387)

Total Stockholders' Deficit	(2,850,450)	(2,641,438)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,527	$68,827

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES
Crude oil sales	$17,453	$42,552	$41,858	$42,552

Oil & Gas operating costs	16,170	25,357	34,473	29,619

Gross Profit	1,283	17,195	7,385	12,933

OPERATING EXPENSES
Depreciation	705	706	2,117	6,425
General and administrative	42,967	35,720	88,099	81,995
Compensation and professional fees	14,500	7,652	90,553	157,396
Total Operating Expenses	58,172	44,078	180,769	245,816

LOSS FROM OPERATIONS	(56,889)	(26,883)	(173,384)	(232,883)

OTHER INCOME (EXPENSE)
Gain on debt forgiveness	-	-	-	165,220
Gain(loss) on investments	-	-	-	557
Interest expense	(27,605)	(26,650)	(80,820)	(54,332)

Total Other Income (Expense)	(27,605)	(26,650)	(80,820)	111,445

NET INCOME (LOSS) BEFORE INCOME
TAXES	(84,494)	(53,533)	(254,204)	(121,438)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(84,494)	$(53,533)	$(254,204)	$(121,438)

OTHER COMPREHENSIVE INCOME
/(LOSS) NET OF TAXES
Unrealized income (loss) on available for
sale marketable securities	11,750	25,350	24,391	28,611

COMPREHENSIVE INCOME/(LOSS)	$(72,744)	$(28,183)	$(229,813)	$(92,827)

LOSS PER SHARE - BASIC & DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,826,264	4,433,764	6,808,248	6,561,604

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(254,204)	(121,438)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,117	6,425
Common stock issued for services rendered	10,000	84,401
Imputed interest on loan	10,800	10,080
Gain on debt settlement	-	(165,220)
Gain on sale of investment	-	(557)
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(935)	-
(Increase) decrease in other current assets	-	(11,209)
Increase (decrease) in accounts payable and accrued expenses	104,823	149,964

Net Cash Used in Operating Activities	(127,399)	(47,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of investment	-	28,561
Purchase of property and equipment	-	(6,584)

Net Cash provided by (used in) Investing Activities	-	21,977

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from notes payable	46,000	94,840
Cash paid on notes payable	-	(12,000)
Cash paid to related party loans	(41,259)	(120,488)
Cash received from related party loans	126,150	74,826

Net Cash Provided by (Used in) Financing Activities	130,891	37,178

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,492	11,601

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,169	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,661	$11,601

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Cash Flows (CONTINUED)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized (gain)/ loss on marketable securities	$(24,391)	$(23,611)
Conversion on accrued interest	$-	$97,321
Stock issued to settle accounts payable	$-	$204,081
Contribution of capital from officers	$-	$3,108,133
Non-cash recording of deferred revenue	$-	$6,807

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the nine month period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as disclosed in Item 2 below. All significant inter-company balances and transactions have been eliminated.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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
September 30, 2014
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

The oil and gas interests were purchased with the issuance of 466,853 shares and were valued at market value at the grant date as $513,538. However, at December 31, 2012, due to a mechanics lien and impairment of title to the assets, the Company impaired the recorded cost, leaving no value associated with the acquisition. The Company recorded an impairment on long-lived assets in the amount of $513,538.

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

The asset retirement obligation is as follows:

	9/30/2014	12/31/2013
Previous Balance	$101,250	$-
Increases/(decreases) current period	-	101,250
Ending Balance	$101,250	$101,250

Investments at Cost

The Company accounts for its investment in private entities using the equity method for investments where the Company’s shares held are in excess of 20% of the outstanding shares of the investee.  The Company acquired a 25% equity investment in three entities from Brazil as part of the assets of the ARUR acquisition in December 2012. Due to the inactivity of the entities, the Company did not allocate any purchase price to these investments. The Company evaluates its cost in investments for impairment of value annually.  If cost investments become marketable, they are reclassified to Marketable Securities-Available for Sale.

Investments are as follows:
Balance, December 31, 2013	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, September 30, 2014	$0

Marketable Securities-Available for Sale

The Company purchased marketable securities during 2012. The Company's marketable securities are classified as "available for sale". Accordingly, the Company originally recognizes the shares at the market value purchased. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity. Realized gains and losses are included in earnings. Also, other than temporary impairments are recorded as a loss on marketable securities in the statements of operations.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at September 30, 2014:

Balance at December 31, 2013:	$54,649
Change in market value for the period	24,391
Balance at September 30, 2014:	$79,040

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2014 and December 31, 2013.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3
Marketable Securities – 2014	79,040	-0-	-0-
Marketable Securities – 2013	54,649	-0-	-0-
Notes payable - 2014	-0-	-0-	1,785,126
Notes payable - 2013	-0-	-0-	1,654,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2014 and December 31, 2013:

Notes payable
Balance, December 31, 2013	$1,654,236
Note issuances	172,150
Note payments	(41,259)
Balance, September 30, 2014	$1,785,126

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NetThruster, Inc., BioEnergy Applied Technologies Inc., GoHealthMD, Inc., MLN, Inc., Eye Care Centers International, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc. All subsidiaries of the Company except TTII Oil & Gas, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at September 30, 2014 and December 31, 2013.

Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of September 30, 2014 and December 31, 2013, there are no allowances recorded.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2014 and 2013, no common equivalent shares were excluded from the calculation and as of September 30, 2014, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the nine Months Ended	For the nine Months Ended
	September 30,	September 30,
	2014	2013
Income (Loss) (numerator)	$(229,813)	$(121,438)
Shares (denominator)	8,215,109	6,561,604
Basic and diluted income (loss) per share	$(0.02)	$(0.01)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2014
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

Concentrations of Credit Risk

During the quarter ended September 30, 2014, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations.

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

Due to officers as of September 30, 2014 and December 31, 2013 are totals $734,211 and $627,714, respectively. These balances consist of notes payable, net cash advances, bonuses, unpaid wages and unpaid expense reimbursements due to David Reichman and Kathy Griffin. The payables are unsecured, due on demand and do not bear interest. The notes payable bear interest at 5% and are due in January  2016. During the 1st nine months of 2014 Mr. Reichman advanced $97,150 to the Company to cover operating expenses, and was repaid $41,259. During 2013 Mr. Reichman advanced $74,826 to the Company and was repaid $120,488. At September 30, 2014 and December 31, 2013, the balances due each officer are as follows: Mr. Reichman: $505,270 and $470,079, respectively, and Mrs. Griffin: $206,670 and $206,670, respectively.

During the first nine months of 2014 and the year ended December 31, 2013, a board member advanced $27,000 and $17,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6% and 8%, are unsecured, and are due January 31, 2016. The total notes payable to this board member at September 30, 2014 and December 31, 2013 amount to $60,000 and $50,000, respectively. As of September 30, 2014, $5,000 in notes are in default, however, the lender has not made demand for payment.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2014
(Unaudited)

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and January 2016. Four notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At September 30, 2014 and December 31, 2013, notes payable amounted to $1,785,126 and $1,654,236, respectively. Below is a table summarizing the notes owed by the Company:

Balance at	Balance at	Interest
9/30/2014	12/31/2013	Rate		Maturity
$18,000	$18,000	6.00%		9/1/2002
30,000	30,000	6.00%		9/12/2002
25,000	25,000	5.00%		8/31/2000
40,000	40,000	7.00%		7/10/2002
192,000	192,000	0.00	%(1)	1/31/2016
0	19,000	8.00%		8/13/2013
5,000	5,000	6.00%		10/28/2013
465,810	409,920	5.00%		1/15/2016
11,125	11,125	5.00%		1/15/2016
200,000	200,000	5.00%		1/15/2016
6,670	6,670	5.00%		1/15/2016
10,000	10,000	6.00%		1/31/2016
2,000	2,000	6.00%		1/31/2016
2,000	2,000	6.00%		1/31/2016
1,000	1,000	6.00%		1/31/2016
1,000	1,000	6.00%		1/31/2016
1,000	1,000	6.00%		1/31/2016
19,000	0	8.00%		1/31/2016
5,000	5,000	6.00%		1/31/2016
1,000	1,000	6.00%		1/31/2016
2,000	2,000	6.00%		1/31/2016
1,000	1,000	6.00%		1/31/2016
5,000	5,000	6.00%		1/31/2016
2,000	0	6.00%		1/31/2016
5,000	0	6.00%		1/31/2016
5,000	0	6.00%		1/31/2016
10,000	0	6.00%		1/31/2016
5,000	0	6.00%		1/31/2016
2,000	0	6.00%		1/31/2016
388,376	388,376	5.00%		1/31/2016
100,000	100,000	5.00%		1/31/2016
32,960	32,960	5.00%		1/31/2016
32,746	32,746	5.00%		1/31/2016
5,099	5,099	5.00%		1/31/2016
7,000	0	6.00%		1/31/2016
5,000	0	6.00%		1/31/2016
50,000	50,000	6.00	%(2)	3/23/2014
12,000	12,000	6.00	%(2)	3/24/2014
5,000	5,000	6.00	%(2)	4/5/2014
3,000	3,000	6.00	%(2)	4/26/2014
10,000	10,000	6.00	%(2)	5/13/2014
2,500	2,500	6.00	%(2)	7/22/2014
14,000	0	6.00	%(2)	9/22/2014
16,640	16,640	6.00	%(2)	1/10/2014
3,200	3,200	6.00	%(2)	3/12/2014
5,000	5,000	6.00	%(2)	3/17/2014
5,000	0	6.00	%(2)	1/7/2015
7,500	0	6.00	%(2)	1/17/2015
4,000	0	6.00	%(2)	3/6/2015
2,500	0	6.00	%(2)	7/18/2015
1,000	0	6.00	%(2)	9/23/2015

1,785,126	1,654,236	Total balance

264,340	581,074	Less: Current portion

1,520,786	1,073,162	Long Term Debt

61,321	11,563	Accrued Interest

(1)	Imputed interest due to 0% interest rate
(2)
David Reichman has secured the loans of Arthur A. Schwartz and the Anne Francis Trust with the pledging of 3,325,000 common stock shares as collateral. These shares Have been placed in trust with M J Richardson, Esq. as attorney –in –fact

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2014 and 2013
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2014, the Company issued 250,000 shares of common stock to three consultants.  The shares were valued at $10,000 which represent the fair market value at the date of grant.

During the nine months ended September 30, 2014, the Company recorded imputed interest on a non-interest bearing note in the amount of $10,800, with an increase in paid in capital.

During the nine months ended September 30, 2014, the Company did not issue any stock options or warrants.

NOTE 7 - LEGAL ACTIONS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  A partial order of foreclosure was granted on July 9, 2014 in favor of TTII. The plaintiff's petition for foreclosure of the lien was dismissed because the lien statement was deficient and therefore invalid and unenforceable under Kansas law.  A Motion for Summary Judgment of the second and final claim by Aesir was filed with the Court, and a written decision by the Court is expected before the end of November 2014.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc.  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc.  NetThruster, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (BAT”), Eye Care Centers International, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc. Several of these subsidiaries have been formed by us in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Tree Top’s common stock as described in the asset purchase agreement. The shares were valued at $1.10 per share, based on the weighted average trading price of the common stock over the ten trading days prior to the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and$3,600,000 respectively.  TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000.  Finally, several gun sight patents were also acquired from ARUR .  TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells.  At the same time, both Tree Top Industries, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase.  The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patents was also not readily assessable as to value and no purchase price was allocated to this asset. Also due to the mechanics lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies as of September 30, 2014 and for the nine months then ended.

Overview of Business

During the 3rd quarter 2013, the Company commenced its oil and gas operations, and have brought 13 wells into production to date. It specializes in the utilization of modern technologies with known resources to enhance project output.  The company has a working interest of 75% of a lease in S.E. Kansas.  This lease has approximately 13 working wells out of a total of 30 wells, and a natural gas pipeline that is currently shut down, that is also located in Kansas.

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

Employees

As of November 14, 2014, we have one full-time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013:

We realized revenues of $17,453 during the three months ended September 30, 2014 from $42,552 during the three months ended September 30, 2013. Oil extraction will continue as a steady source of revenue going forward. Our oil operations expenses totaled $16,170 for the three months ended September 30, 2014 compared to $25,357 in the comparative quarter last year. Our wells continue to have mechanical problems limiting our revenues. Our general operating expenses increased from $ 44,078 in 2013 to $58,172 in 2014. The increase was primarily the result of an increase in compensation expenses to officers, directors and consultants. Our net loss increased by $30,961 from net loss of $53,533 in 2013 to a loss of $84,494 in 2014.

 Results of Operations for the Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013:

We realized revenue of $41,858 and cost of revenues of $34,473 for the nine-month period ending September 30, 2014. In 2013, we realized $42,552 in revenue and $26,619 in cost of revenues. This represents a gross profit of $7,385 for the period as opposed to $12,933 for the 2013 period. Even though 2013 only had three months of activity, due to down time of our wells in 2014, our nine-month totals this year are about the same as 2013.  Our operating expenses decreased from $245,816 in 2013 to $180,769 in 2014, a decrease of $65,047 for the nine months ended September 30, 2014. This is the direct result of decreased compensation and professional fees in the 2014 period.

Our net loss for the nine months ended September 30, 2014 increased from a loss of $121,438 to a loss of $254,204 an increase of $96,014. Our one time forgiveness of debt recorded in 2013 was $165,220. Interest expense has increased from $54,332 to $80,820 as our debt totals have increased over this same period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had cash on hand of $4,661 compared to $1,169 at December 31, 2013. We used cash in our operations of $(127,399) in 2014 compared to cash used of $(47,554) in 2013. We (paid back)/raised $130,851 and $37,178 from loans in 2014 and 2013. We anticipate that we will continue to have a negative cash flow from operations of approximately $10,000 per month for 2014. We do not have sufficient cash on hand at September 30, 2014 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction and raise capital through the sale of our common stock or through debt financing.

Some of Tree Top’s past due obligations, including $338,000 of accounts payable, and $118,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Tree Top believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, but is not allowed to remove them from our books and records due to accounting regulations.

During the nine months ended September 30, 2014, the Company decreased our working capital deficit from $(1,527,729) to $(1,335,825), an increase of 5%.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,335,825) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2014 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the three months ended June 30, 2014 without registration:

There were no share issuances during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Totals	$118,000

None of these notes has been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note.

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

TREE TOP INDUSTRIES, INC.

November 18, 2014	By:	/s/ David Reichman
David Reichman
Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Reichman	Executive Officer, Chief Financial Officer	November 18, 2014
David Reichman	and Principal Accounting Officer

/s/ Kathy M. Griffin	Director, President	November 18, 2014
Kathy M. Griffin

/s/ Frank Benintendo	Director & Secretary	November 18, 2014
Frank Benintendo

/s/ Donald Gilbert, Phd.	Director & Treasurer	November 18, 2014
Donald Gilbert, Phd.

/s/ Greg Ozzimo	Director	November 18, 2014
Greg Ozzimo

/s/ Mike Valle	Director	November 18, 2014
Mike Valle