Form 10-K
period 2014-12-31
TREE TOP INDUSTRIES, INC.
filed 2016-04-28
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 000-10210

TREE TOP INDUSTRIES, INC.

Nevada	83-0250943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3887 Pacific Street Las Vegas, Nevada 89121

(Address of principal executive offices)	(Zip Code)

212.204.7926
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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,650,000 as of March 15, 2016 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 8,425,089 shares outstanding of the registrant’s common stock as of March 15, 2016.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Tree Top Industries, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (“BAT”), Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc., a Delaware corporation are also wholly-owned subsidiaries of Tree Top Industries, Inc. Several of these subsidiaries have been formed by Tree Top in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

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

The Company also owns NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”). On January 28, 2011, the Board of Directors of Tree Top adopted resolutions approving the disposition by the Company of all of the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster Delaware”), in a spin-off to Tree Top’s shareholders on a pro rata basis (the “Spin-Off”). Thereafter, NetThruster Delaware would be owned by Tree Top’s shareholders. David Reichman, the CEO of Tree Top was named Chairman of the Board, CEO and CFO of NetThruster Delaware. Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster Delaware is comprised of David Reichman and Kathy Griffin. On February 9, 2011, Tree Top entered into a distribution agreement with NetThruster Delaware (the “Distribution Agreement”). The Spin-Off is governed by the Distribution Agreement. A copy of the Distribution Agreement is attached by reference. The Spin-Off was disclosed in a Form 8-K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity. Subsequenlty, management and the board of directors agreed to postpone the spin-off indefinitely

On May 25, 2011, Tree Top signed a licensing agreement with WorldWithoutBlindness (“WWB”) for the right to market and sell their patented eye screening equipment on a global basis outside the United States, for a period of two years. Eye Care Centers International, Inc, was formed to support the further growth and development of (“WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world. The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old. This agreement was extended an additional two years through May 25, 2015.

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of shares of Tree Top’s common stock as described in the asset purchase agreement, which was disclosed in a Form 8 – K and is attached as an exhibit incorporated by reference. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. At December 31, 2012, due to the lien, the Company impaired the recorded cost, leaving no value associated with the acquisition. See Note 11 for detail of the assets acquired from ARUR. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR's Directors have acted without authorization in this matter, and TTII's management is assessing how to proceed at this time. No monetary claims have been asserted against TTII or TTII Oil & Gas, Inc.

Organizational History

We were incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc.  Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc.  On November 10, 1999, a wholly-owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation.  Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly-owned subsidiary of Tree Top Industries, Inc. NetThruster, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (BAT”), Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc. are also wholly owned subsidiaries of Tree Top Industries, Inc. Several of these subsidiaries have been formed by us in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

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

Employees

As of December 31, 2014, we employed two people on a part-time basis.  Both employees are in executive positions.

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

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and TTII’s management is assessing how to proceed at this time. No monetary claims have been asserted against TTII or TTII Oil & Gas, Inc.

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

Year Ended December 31, 2013	High	Low
First Quarter ended March 31, 2013	$1.20	$.15
Second Quarter ended June 30, 2013	$.27	$.01
Third Quarter ended September 30, 2013	$.20	$.01
Fourth Quarter ended December 31, 2013	$.12	$.02
Year Ended December 31, 2014	High	Low
First Quarter ended March 31, 2014	$0.06	$0.02
Second Quarter ended June 30, 2014	$0.27	$0.02
Third Quarter ended September 30, 2014	$0.04	$0.03
Fourth Quarter ended December 31, 2014	$0.12	$0.03

As of April 1, 2015, there were approximately 547 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of April 1, 2015, there were 8,425,089 approximately of TTI’s common stock outstanding on record.

Dividends

TTI has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for TTI’s common stock is Direct Transfer, LLC, issuerservices@issuerdirect.com, telephone 919-460-4000.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2014.

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

PLAN OF OPERATIONS

With the steady decline of oil prices over the past year, Management is concerned that the costs to extract oil will exceed the revenues generated to an extent that it may be necessary to suspend oil operations. When oil prices increase, Management would expects to continue our oil and gas operations and formulate a plan to rework additional wells to bring them online and generate additional monthly oil production. The Company will also assess the potential expansion of additional oil leases in order to increase the oil production and revenue source.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

 During the 2014 year, we continue to maintain our oil & gas operations in the State of Kansas, and replacing worn parts to increase our production. We realized revenues of $48,058 from our oil production operations during the year ended December 31, 2014, compared to $54,141 for 2013. The decrease in our oil revenues were a factor of dropping oil prices, not the decrease in production.. Our oil operating expenses were $66,474, leaving a gross loss of $(18,416). Much of the oil production expenses were for operator services and repairs on equipment. Our other operating expenses decreased from $365,054 in 2013 to $227,596 in 2014. The decrease was primarily the result of less stock compensation expenses to officers, directors and consultants. General and administrative expenses decreased from $141,848 to $130,791 or 8%. Compensation and professional fees decrease by $122,093, due to the decrease in stock based compensation given to employees and others.  Depreciation expense decreased from $7,131 to $2,823. During the 2013 year we also settled a significant amount of trade payables and other debt, creating a gain from forgiveness of debt of $165,220. We also received other income of $8,132, and sold some of our facebook shares and realized a $557 gain on the sale. During 2014 we did not incur revenue from any of these sources.

Our net loss decreased by $14,550 to $(349,595) in 2014 from $364,145 in 2013. This translates to a $.01 decrease in loss per share from $(.05) in 2013 to $(0.04) in 2014. Included in our net loss was $10,000 and $116,520 for the value of common stock issued in 20134and 2013 respectively. Excluding these non cash expenses, our net loss would have been $339,595 and $247,625, respectively. We expect that our losses may increase in the coming year as oil prices continue to decline.

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2014 we had cash on hand of $1,689 compared to $1,169 at December 31, 2013. We used cash in our operations of $161,640 in 2014 compared to $81,068 in 2013, an 99% increase. We had no investing activities  in 2014 compared to an increase of cash of $21,977 from the sale of marketable securities. in 2013. We raised no cash from the sale of our common stock or exercises of stock options in 2014 and 2013, respectively. However, we raised $159,120 and $101,980 from related party loans in 2014 and 2013, and $52,500 and $162,340 from other notes payable, respectively. We anticipate that we will continue to have a decrease in our cash flow from the continued oil operations in Kansas, however, and we estimate that we will have approximately $10,000 in cash flow deficits per month for 2015. We do not have sufficient cash on hand at December 31, 2014 to cover our negative cash flow. We will attempt to increase our revenues from our oil operations and possibly raise capital through the sale of our common stock or through debt financing.

Some of Tree Top’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Tree Top has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business.  This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available.  During 2013, Tree Top was successful in negotiating the conversion of $204,081 in accounts payable and the settlement of officer debt of $3,843,133 for shares of common stock and forgiveness. As of December 31, 2014 there is an amount due to officers and Directors equal to $729,687 as compared to $678,361 as of December 31, 2013, respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand. Our liquidity would decrease materially if any such officer or Director demanded repayment. These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Tree Top shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm Tree Top’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status.  The liquidity shortfall of $1,795,353 would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tree Top Industries, Inc.

We have audited the accompanying consolidated balance sheet of Tree Top Industries, Inc. as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc.. at December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
April 27, 2016

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2014

Tree Top Industries, Inc.

Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash and cash equivalents	$1,689	1,169
Accounts receivable	2,385	4,731
Marketable securities	78,020	54,649

Total Current Assets	82,094	60,549

PROPERTY AND EQUIPMENT (NET)	5,454	8,278

TOTAL ASSETS	$87,548	$68,827

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$837,940	761,208
Accrued interest payable	225,577	142,925
Asset retirement obligation	101,250	101,250
Due to officers and directors	128,768	50,646
Notes Payable	103,000	138,340
Notes payable- in default	244,340	329,000
Current portion of long-term debt	231,000	113,734

Total Current Liabilities	1,871,875	1,637,103

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	549,554	609,920
Notes payable (less current portion)	610,341	463,242

Total Long-Term Liabilities	1,159,895	1,073,162

Total Liabilities	3,031,770	2,710,265

STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share,
10,000,000 shares authorized; 9,225,089 and 8,975,089
issued, 8,425,089 and 8,175,089 outstanding, respectively	9,225	8,975
Additional paid-in-capital	149,158,135	149,134,945
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income	51,400	28,029
Retained (Deficit)	149,986,982	(149,637,387)

Total Stockholders' (Deficit)	(2,944,222)	(2,641,438)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$87,548	$68,827

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statements of Operations

	For the
	Years Ended
	December 31,
	2014	2013

REVENUES, net	48,058	54,141

COST OF SALES, net	66,474	147,274

GROSS PROFIT/(LOSS)	(18,416)	(93,133)

OPERATING EXPENSES

General and administrative	130,791	141,848
Compensation and professional fees	93,982	216,075
Depreciation	2,823	7,131

Total Operating Expenses	227,596	365,054

OPERATING LOSS	(246,012)	(458,187)

OTHER INCOME (EXPENSES)

Gain on debt forgiveness	-	165,220
Interest income & other income	-	8,132
Gain/(loss) on marketable securities	-	557
Interest expense	(103,582)	(79,867)

Total Other Income (ExpenseS)	(103,582)	94,042

LOSS BEFORE INCOME TAXES	(349,595)	(364,145)

INCOME TAX EXPENSE	-	-

NET LOSS	$(349,595)	$(364,145)

OTHER COMPREHENSIVE INCOME
/(LOSS) net of taxes
Unrealized gain (loss) on held for
sale marketable securities	23,371	28,029

COMPREHENSIVE LOSS	$(326,224)	$(336,116)
BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	8,244,267	6,903,359

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2014 and 2013

					Additional	Unearned		Accumulated Other
	Preferred Stock		Common Stock		Paid-In	ESOP	Retained	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Deficit	Income	Equity
Balance, December 31, 2012	-	$-	6,680,785	$6,680	$145,843,081	$(2,176,000)	$(149,273,242)	$	$(5,599,481)

Common stock issued for services	-	-	550,000	550	115,970	-	-		116,520

Common stock issued for settlement of payables	-	-	194,304	195	38,666	-	-		38,861

Imputed interest - loan	-	-	-	-	13,440	-	-		13,440

Common Stock issued for officer debt	-	-	1,550,000	1,550	15,655	-	-		17,205

Contribution from officers/shareholders	-	-	-	-	3,108,133	-	-		3,108,133

Unrealized gain on marketable securities	-	-	-	-	-	-	-	28,029	28,029

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(364,145)		(364,145)

Balance, December 31, 2013	-	$-	8,975,089	$8,975	$149,134,945	$(2,176,000)	$(149,637,387)	28,029	(2,641,438)

Common stock issued for services	-	-	250,000	250	9,750	-	-		10,000

The accompanying notes are an integral part of these consolidated financial statements.

Imputed interest - loan	-	-	-	-	13,440	-	-		13,440

Unrealized gain on marketable securities	-	-	-	-	-	-	-	23,371	23,371

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(349,595)		(349,595)

Balance, December 31, 2014	-	$-	9,225,089	$9,225	$149,158,135	$(2,176,000)	(149,986,982)	$51,400	(2,944,222)

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statements of Cash Flows

	For the
	Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(349,595)	(364,145)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,824	7,131
Accretion exp	-	101,250
Gain on debt settlement	-	(165,220)
(Gain)/Loss on marketable securities	-	(557)
Common stock issued for services rendered	10,000	116,520
Imputed interest on loan	13,440	13,440
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	2,346	(4,731)
Increase (decrease) in accounts payable and accrued expenses	159,345	215,244

Net Cash Used in Operating Activities	(161,640)	(81,068)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from sale of marketable securities	-	28,561
Cash paid for property and equipment	-	(6,584)

Net Cash provided by (used in) Investing Activities	-	21,977

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid on notes payable	-	(12,000)
Cash received from notes payable	52,500	162,340
Cash paid to related party loans	(49,460)	(192,060)
Cash received from related party loans	159,120	101,980

Net Cash Provided by (Used in) Financing Activities	162,160	60,260

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	520	1,169

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,169	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,689	$1,169

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of Accrued interest	$-	$82,063
Contribution to capital from officers	$-	$3,108,133
Common stock issued for officer debt	$-	$17,205
Asset retirement obligation	$-	$101,250
Unrealized gain on marketable securities	$23,371	$28,029
Stock issued for services	$10,000	$-

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

TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells.  However, with the decrease in oil prices over the past year, the Company’s plans to expand operations may need to be suspended until oil prices improve.  The Company intends to continue through legal channels to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase.  The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also due to the mechanics lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset.

B)       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $349,595 during the fiscal year ended December 31, 2014 and has an accumulated deficit of $149,986,982. During 2013 the Company incurred losses totaling $364,145 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $1,795,353 and $1,576,554 at the years ended December 31, 2014 and 2013, respectively, and negative cash flow from operations of $161,640 and $81,068.

During 2013, the Company generated significant revenues and has left the exploration stage, however, the Company’s revenues and cash flow are not sufficient enough to support all expenses of the Company. The Company as yet, still requires substantial financing. Most of the financing has been provided by David Reichman, the Chief Executive Officer and Chairman. The Company is dependent upon his ability and willingness to continue to provide the financing necessary to meet reporting and filing requirements of a public company.

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

B)      USE OF MANAGEMENT’S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. These financial statements have material estimates for valuation of stock and option transactions, and asset retirement obligations associated with the oil and gas operations.

C)      CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2014 and 2013, no excess existed. There were no cash equivalents at December 31, 2014 and 2013.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2014 and 2013.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3
Marketable Securities – 2014	78,020	-0-	-0-

Marketable Securities – 2013	54,649	-0-	-0-

Notes payable - 2014	-0-	-0-	$1,807,397

Notes payable - 2013	-0-	-0-	$1,654,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2014 and 2013:

Notes payable
Balance, December 31, 2012	785,860
Note issuances	257,320
Note conversions	559,181
Note reclassifications	735,000
Note cancellations/payments	(683,125)
Balance, December 31, 2013	$1,654,236
Note issuances	202,621

Note cancellations/payments	(49,460)

Balance, December 31, 2014	$1,807,397

J)      BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2014 and 2013,  no common stock equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2014 and 2013 have also been excluded from the calculation as they were issued but not outstanding.

	For the Years Ended
	December 31,
	2014	2013
Loss (numerator)	$(349,595)	$(364,145)
Shares (denominator)	8,244,267	6,903,359
Basic and diluted loss per share	$(0.04)	$(.05)

K)       RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In August 2014, the Financial Accounting Standards Board, or FASB issued Accounting Standards Updated, or ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern.  The pronouncement is effective for annual reporting periods ending after December 15, 2016 with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Investments are as follows:
Balance, December 31, 2012	$0
Investments acquired in ARUR asset purchase	0
Realized gains and losses	0
Unrealized gains and losses	0

Balance, December 31, 2013 and 2014	0

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

R)        Accounts Receivable/Allowances for Doubtful Accounts

            The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of December 31, 2014 and 2013, there are no allowances recorded.

 S)       Concentrations of Credit Risk

           During the year ended December 31, 2014, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc, in the amount of $3,843,133, to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2014 and 2013 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin for 2014 and 2013, respectively. The notes bear interest at 5% are due at January 15, 2016 and are unsecured. Accrued interest at December 31, 2014 is $ 73,492.

Due to officers as of December 31, 2014 and 2013 totals $128,767 and $50,646, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2014 Mr. Reichman advanced $127,620 to the Company to cover operating expenses, and was repaid $49,460. During 2013 Mr. Reichman advanced $101,980, to the Company and was repaid $192,060. At December 31, 2014 and 2013, the balances due Mr. Reichman are $128,767 and $50,646, .

During 2014 and 2013, a board member advanced $31,500 and $31,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6% and 8%, are unsecured, and are due January 31, 2016. The total notes payable to this board member at December 31, 2014 and 2013 amount to $81,500 and $50,000, respectively. As of December 31, 2013, $33,000 in notes were in default, however, during 2014, the lender signed extension agreements through January 31, 2016.

NOTE 4 - FIXED ASSETS

Depreciation expense was $2,823 and $7,131 during the years ended December 31, 2014 and 2013, respectively.

Fixed assets consist of the following:

	2014	2013
Computer equipment	$134,896	$134,896
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	170,396	170,396
Accumulated Depreciation	(164,942)	(162,118)
	$5,454	$8,278

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE:

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and January 2016. All of the notes are unpaid to date and several are in default and are thus classified as current liabilities. At December 31, 2014, notes payable amounted to $1,738,235. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at December 31, 2014 is $14,400.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default.  Accrued interest at December 31, 2014 is $21,499.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default.  Accrued interest at December 31, 2014 is $19,589.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default.  Accrued interest at December 31, 2014 is $35,487.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to January 31, 2016, with monthly installments beginning in 2014 of $5,553, which did not occur.  Accrued interest at December 31, 2014 is $29,935.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $13,440 has been imputed for this note in 2014. An offsetting entry to Paid in Capital was made in connection with this adjustment.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000 respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to January 31, 2016, with monthly installments beginning in 2014 of $473, which did not occur,  and is unsecured.  Accrued interest at December 31, 2014 is $2,495.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to  January 31, 2016, with monthly installments beginning in 2014 of $1,430, which did not occur.  Accrued interest at December 31, 2014 is $7,568.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746,  bears interest at 5% per annum, unsecured, extended to January 31, 2016, with monthly installments beginning in 2014 of $468, which did not occur.  Accrued interest at December 31, 2014 is $2,477.

On December 3, 2012, the Company executed a note payable to a corporation in the amount of $5,000,  however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $5,099,  bears interest at 5% per annum, unsecured, extended to January 31, 2016, with monthly installments beginning in 2014 of $71, which did not occur.  Accrued interest at December 31, 2014 is $386.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2014 is $2,719.

On February 28, 2013, the Company executed a note payable to a Trust in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and is in default. Accrued interest at December 31, 2014 is $550.

 On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed  notes payable  to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2014 is $2,837.

On May 15, July 12, July 17, November 22 and December 19, 2013, the Company executed notes payable  to an individual in the total amount of $27,340, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2014 is $2,587.

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc, to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2014 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% and are extended to January 31, 2016. Accrued interest at December 31, 2014 is $ 73,493.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable  to a Trust in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2014 is $ 6,680.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured , due after 8 months of execution, and currently in default. Accrued interest at December 31, 2014 is $242.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2014 is $384.

On January 22, 2014, the Company executed a note agreement with an individual in the amount of $14,000, interest accrues at 6% per annum, unsecured , due after 8 months of execution, and currently in default. Accrued interest at December 31, 2014 is $789.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with an individual in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured , due after 8 months of execution (2015).  Accrued interest at December 31, 2014 is $804.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed  notes payable  to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2014 is $1,167.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust in the total amount of $2,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at December 31, 2014 is $29.

None of the above notes are convertible or have any covenants.

(b)           Additional detail to all Notes Payable is as follows:

	Interest	Interest Expense
Principal	Rate	12/31/2014	12/31/2013	Maturity
$19,000	8.00%	$1,140	$1,140	1/31/2016
5,099	5.00%	255	206	1/31/2016
32,960	5.00%	1,648	1,327	1/31/2016
37,746	5.00%	1,879	346	1/31/2016
107,000	5.00%	5,384	2,568	1/31/2016
388,376	5.00%	19,419	16,565	1/31/2016
192,000	0%	13,440	13,440	Demand
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,252	1,252	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
5,000	6.00%	300	250	10/28/2013
62,500	6.00%	3,407	980	1/31/2016
65,340	6.00%	3,233	963	1/14-10/15
409,919	5.00%	20,496	23,527	1/15/2016
11,125	5.00%	556	278	1/15/2016
200,000	5.00%	10,000	5,000	1/15/2016
6,670	5.00%	334	166	1/15/2016
82,500	6.00%	4,829	1,880	3/14-11/15
$1,738,235		$93,252	$75,568

At December 31, 2014 and 2013, accrued interest on the outstanding notes payable and convertible notes was $225,577 and $142,925, respectively. Interest expense on the outstanding notes amounted to $82,268 and $75,568 for the years ended December 31, 2014 and 2013, including the imputed interest discussed above.

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

Deferred tax assets and the valuation account are as follows:

	2013	2013
Deferred tax assets:
NOL carryover	$4,508,945	$4,376,678
Valuation allowance	(4,508,945)	(4,376,678)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2014 and 2013.

The components of income tax expense are as follows:

	2014	2013

Book loss	$(349,595)	$(364,145)
Stock based compensation	10,000	116,933
Gain on debt settlement	-	(165,220)
Impairment of assets	-	-
Valuation allowance	339,595	412,432
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $11,561,574 and $11,222,252 as of December 31, 2014 and 2013, respectively, which may be offset against future taxable income from 2028 through 2033. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2014	2013

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2014, 2013 and 2012.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A)      NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 750,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 750,000 to 3.50 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. On December 18, 2011, the Board of Directors approved an increase in the Company’s authorized common stock to 10,000,000. On December 28, 2012, the Board of Directors approved a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated for the reverse stock split. As of December 31, 2014 and 2013, 9,225,089 and 8,975,089 shares of common stock are issued and 8,425,089 and 8,175,089 shares are outstanding, respectively. The difference between the issued and outstanding shares are the ESOP shares being held in trust. There were no shares of preferred stock issued and outstanding.

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

On September 22, 2014, the Board authorized the issuance of 250,000 shares to three individuals for services valued at $10,000, the market value on the day of grant.

During the twelve months ended December 31, 2014, the Company recorded imputed interest on a non-interest bearing note in the amount of $13,440, with an increase in paid in capital.

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

E)      UNEARNED ESOP SHARES

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

The total balance at December 31, 2014 and 2013 was $2,176,000 and $2,176,000, respectively.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A)      LEASES

Tree Top Industries, Inc. currently does not lease, rent or own any property.

B)      LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2014 and 2013.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2014 and 2013.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2014 and December 31, 2013. All the notes payable discussed in this section, were incurred before 2002 and before present management took control of the company.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2014.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2014.

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

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc.  Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and TTII’s management is assessing how to proceed at this time. No monetary claims have been asserted against TTII or TTII Oil & Gas, Inc.

C)      EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013 with a salary of $1.  Mr. Reichman’s salary has been accruing because Tree Top is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mr. Reichman’s contract has been extended by mutual consent to June 30, 2016.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments. In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Tree Top was without resources to pay the salary increase. This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mrs. Griffin’s employment contact has been extended at December 31, 2012 until December 31, 2013, with a salary of $1. Mrs. Griffin’s contract has been extended to April 30, 2016, and has been approved to continue her duties as the President on a part time basis until more permanent operations are secured. At such time new employment arrangements will be negotiated.

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

Notes receivable detail is as follows:

Note receivable from GeoGreen Biofuels, Inc., 0% interest rate, due 5/1/2010, unsecured	$192,000
Note receivable from Ameribras Energy, Inc., 0% interest rate, due 5/13/2010, unsecured	100,000
Note receivable from Ameribras Energy, Inc., 0% interest rate, due 6/15/2010, unsecured	100,000
Note receivable from Brazil Asset Management, Inc., 0% interest rate, due 3/26/2011, unsecured	350,000

Total	742,000
Allowance for doubtful collection (742,000)
Net Balance	0

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

In May 2012, the Company acquired 2,052 shares of Facebook stock (FB) for $95,256 plus fees. The value of the shares at December 31, 2014 and 2013 amounted to $78,020 and  $54,649, respectively.   A 2012 decrease, gave rise to an unrealized loss of $40,632 for the year ended December 31, 2012, and then an unrealized gain of $28,029 in 2013, and an unrealized gain of $23,371 in 2014. The Company evaluated the prospects of it’s investments in relation to the severity and duration of the impairment. Based on that evaluation, the Company consider the shares to be other than temporarily impaired at December 31, 2012, and recorded loss on marketable securities in the statement of operations of $40,632.

In May 2013, the Company sold 1,052 shares of FB for $28,562, giving rise to a realized gain of $557, recorded in the statement of operations for the period ended December 31, 2013. All unrealized gains in 2013 and 2014 have been recorded as an increase to the marketable securities and an increase to accumulated other comprehensive income in equity.

NOTE 13 - ASSET RETIREMENT OBLIGATION

During 2013, the Company began the re-work project on various well associated with the Ownbey Oil and Gas Lease purchased on December 31, 2012. The Company will be required as part of the purchase of this lease to remediate the Ownbey property upon it’s abandonment of the lease. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of the liability for an asset retirement obligation in the amount of $101,250. Because the Company does not have a certified valuation report for the Ownbey lease we have not capitalized this cost, but instead have expensed the entire amount during the 2013 year. The following table describes all changes to the Company’s asset retirement obligation liability during 2014:

	December 31,
	2014	2013
Asset retirement obligation-beginning of year	$101,250	$-
Liabilities incurred	-	-
Accretion expense	-	101,250
Revisions in estimated cash flows	-	-
Asset retirement obligation-end of year	$101,250	$101,250

NOTE 14 - SUBSEQUENT EVENTS

On February 26, 2016, the Company announced in an 8-K, that on February 15, 2016, TTII entered into a non-binding letter of intent with Go Fun Group Holdings, Ltd, (“Go Fun”) an integrated O2O (online to offline) supply-chain facilitated company, which operates in the retail restaurant and online food service business sectors and is based in Hong Kong, to continue discussions and work on a mutual agreeable transaction and business plan, including a potential private placement for raising capital.  Go Fun is also engaged in the ‘Green’ food sourcing and logistics business, working with sustainable, local companies to further the science of healthy food preparation. Go Fun’s retail entries include traditional Chinese, Italian, and Japanese Steakhouse restaurants. The purpose of the ongoing exchange between TTII and Go Fun is to explore possible synergies, and facilitate investment in or acquisition of several of Go Fun’s operating units and/or assets.

On April 7, 2016, the Board of Directors announced their intension to effect a 10 for 1 forward stock split, and change the authorized common shares to 100,000,000 shares in May 2016 after proper approval with the authorities. They have also authorized a Series A Preferred Stock that will have super voting power.

During April 2016, the Company drafted and offered a Private Placement Memorandum (PPM) which will be open to raise capital until June 30, 2016 with the option of an additional 30 day extension. The Company has received $350,000 from subscription agreements through the date of filing of this report.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2014, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties.  The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2014 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2014 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2014, the Board of Directors consisted of five Directors. The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” as defined by SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

During the fiscal year ended December 31, 2014, the Board of Directors held a total of 5 meetings.  Mr. Reichman, Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 90% of the meetings of the Board of Directors and at least 90% of the meetings of the committees on which he or she served.

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

Kathy M. Griffin, President of the Company is also a member of the Board of Directors. Mrs. Griffin has been with the Company for over five years, and has over thirty years of significant professional experience, on the domestic and international scene. Mrs. Griffin has significant experience in marketing, sales, new business development and general business management, both in the United States and internationally. Mrs. Griffin started her career at Superior Brands, where, from December, 1977 to December, 1990, she held several positions, including International Marketing Manager. She was responsible for the successful start up and implementation of the first international joint venture for Superior Brands, Inc.  In addition, Mrs. Griffin managed Koning USA, Inc., a consumer products marketing company from 1993 to 2004, and, from January, 2006 to February 2009, was employed as an executive in the New Business Development Group, by Shuster Laboratories, Inc., a division of Specialized Technology Resources, Inc., a global provider of supply chain services, corporate social responsibility, and consulting services.  Mrs. Griffin’s education includes a Bachelor’s degree from Boston College University, and a Masters Degree from the John McCormack Graduate School of Global Studies and Public Policy at the University of Massachusetts, Boston, MA.

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

On December 19, 2013, at a meeting of the board of directors of Tree Top Industries, Inc., Mr. Michael Valle and Mr. Gregory Ozzimo were elected to the Board of Directors of Tree Top Industries, Inc. (the “Company”) for a term commencing on January 15, 2014 until resignation or shareholder vote of a replacement.

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

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in TTI's annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and others officers during 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonuses	Stock Awards ($’s)(1)	Option Awards ($000’s)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000)	Total ($)

David Reichman,	2014	1	-	-0-	$-	-	-	-	1
CEO	2013	1	-	-0-	-				1

Kathy Griffin,	2014	1	-	-0-	-				1
President	2013	1	-	-0-	-	-	-	-	1
__________
(1)	Stock issuances have been made to both Mr. Reichman and Mrs. Griffin as compensation for their continued work and support of Tree Top, without salary.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2012. Mr. Reichman’s salary remained at $500,000 for 2012. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors.   Due to Mr. Reichman’s continued willingness to forego his salary payment while the Company attempts to raise capital, the Board of Directors decided to issue 675,000 shares of Tree Top common stock to Mr. Reichman on August 12, 2012. On December 29, 2012, the board and Mr. Reichman agreed that the Company would continue to receive his services through December 31, 2014, at an annual salary of $1.00.

The Board also determined the compensation for Mrs. Griffin, President, based on her undeterred commitment to Tree Top. Her salary remained at $180,000 in 2012. Due to the fact that Mrs. Griffin was willing to forego her salary for the entire year of 2012, and any bonus due her, the Board of Directors issued 255,000 shares of common stock to Mrs. Griffin on August 12, 2012. Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position. On December 29, 2012, the board and Mrs. Griffin agreed that the company would continue to receive her services through December 31, 2014, at an annual salary of $1.00.

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

Director Compensation

The members of the Board of Directors are compensated by grants of stock and options, in lieu of cash payments. The Directors were issued 100,000 shares of common stock in July, 2013.   They were not issued any options. No compensation was provided to the Board of Directors during 2014.

On April 7, the Board of Directors announced they will retire offer and director shares in exchange for long term warrants as well as effect a 10 for 1 forward stock split, effective April 30, 2016. They have also authorized a Series A Preferred Stock that will have super voting power. Also in April 2016, the Company raised $350,000 in exchange for common stock.

Director Summary Compensation Table

2011
Name and Principal Position	Year	Bonus ($)	Stock Awards ($’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($’s)

David Reichman, Chairman/Director	2014	-	-	-	-	-	-	-
Frank Benintendo, Treasurer/Director	2014	-	-	-	-	-	-	-
Don Gilbert, Secretary/Director	2014	-	-	-	-	-	-	-
Kathy Griffin, Director	2014	-	-	-	-	-	-	-
Robert Hantman, Director	2014	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
David I. Reichman	-	N/A	N/A	$-	N/A
Kathy M. Griffin	-	N/A	N/A	$-	N/A
Donald H. Gilbert	-	N/A	N/A	$-	N/A
Frank Benintendo	-	N/A	N/A	$-	N/A
Robert Hantman	-	N/A	N/A	$-	N/A

On August 16, 2011, the Board of Directors authorized the issuance of 579,400 shares of common stock to the officers, directors for the cancellation of all outstanding options, and there are currently no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	David Reichman	3,396,075	Direct	40.3

Common Stock	Frank Benintendo	300,000	Direct	3.6

Common Stock	Don Gilbert	275,000	Direct	3.3

Common Stock	Kathy Griffin	905,014	Direct	10.7

Common Stock	Robert Hantman	81,000	Direct	1.0
______________
(1)	In care of Tree Top Industries , Inc. 511 Sixth Ave., Suite 800, New York, NY 10011

(2)	Calculated from the total of outstanding shares of common stock as of April 1, 2016 (8,425,089).

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

The aggregate amount of the loans outstanding and due to Mr. Reichman and Mrs. Griffin, is $756,483 and $678,361 as of December 31, 2014 and 2013 respectively. They are both non-interest bearing, due on demand payables as well as 5% interest bearing notes due on January 15, 2016. At December 31, 2014 and 2013, the balances due each officer are as follows: Mr. Reichman: $549,813 and $471,691, respectively, and Mrs. Griffin: $206,670 and $206,670, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Scrudato & Co., PA served as the Company’s independent registered public accounting firm for the year ended December 31, 2014.

M&K CPAS, PLLC served as the Company’s independent registered public accounting firm for the year ended December 31, 2013..

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2014 were as follows:

Audit Fees	$14,600
Audit Related Fees	-
All Other Fees	-
Total Fees	$14,600

Fees for professional services rendered to the Company during the fiscal years ended December 31, 2013 were as follows:

Audit Fees	$12,500
Audit Related Fees	-
All Other Fees	9,000
Total Fees	$21,500

Audit Fees: The audit fees for the fiscal years ended December 31, 2014 and 2013 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: There were no audit-related fees during the fiscal years ended December 31, 2014 and December 31, 2013.

Tax Fees: No fees were billed to the Company.

All Other Fees: There were no fees billed in the fiscal years ended December 31, 2014 and 2013 for products and services provided by the independent auditors, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Our Board of Directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal years ended December 31, 2014 and 2013. Our Board of Directors also appointed and authorized David Reichman to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board. The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

☐	Report of Scrudato & Co., PA, Independent Registered Public Accounting Firm

☐	Consolidated Balance Sheets as of December 31, 2014 and 2013

☐	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

☐	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2014 and 2013

☐	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

☐	Notes to Consolidated Financial Statements

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

3. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREE TOP INDUSTRIES, INC.

Dated: April ??, 2016	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April ??, 2016
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April ??, 2016
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: April ??, 2016
Donald Gilbert,
Director & Treasurer