Form 10-Q
period 2015-03-31
TREE TOP INDUSTRIES, INC.
filed 2016-04-28
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ⎭ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2015

or

ο TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:000-10210

TREE TOP INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0250943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3887 Pacific Street, Las Vegas, NV 89121
(Address of principal executive offices) (Zip Code)

(212) 204 7926
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x   No   o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer (Do not check if a smaller reporting company)	o	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  o     NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of April 15, 2016, the number of shares outstanding of the registrant’s class of common stock was 8,425,089.

TABLE OF CONTENTS

		Pages

PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2015 and 2014	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION		18

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		21

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
TREE TOP INDUSTRIES, INC.

Consolidated Balance Sheets
(Unaudited)

ASSETS	March 31,	December 31,
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$547	1,689
Accounts receivable	1,126	2,385
Marketable securities	82,215	78,020

Total Current Assets	83,888	82,094

PROPERTY AND EQUIPMENT (NET)	4,749	5,454

TOTAL ASSETS	$88,637	$87,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	884,882	837,940
Accrued interest	246,000	225,577
Asset retirement obligation	101,250	101,250
Due to officers and directors	133,071	128,768
Notes Payable	21,500	103,000
Notes payable- in default	260,840	244,340
Notes payable - related party	714,215	-
Current portion of long-term debt	758,181	231,000

Total Current Liabilities	3,119,939	1,871,875

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	-	549,554
Notes payable (less current portion)	-	610,341

Total Long-Term Liabilities	-	1,159,895

Total Liabilities	3,119,939	3,031,770

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share,
10,000,000 shares authorized; 9,225,089 and 8,975,089
issued, 8,425,089 and 8,175,089 outstanding, respectively	9,225	9,225
Additional paid-in-capital	149,161,495	149,158,135
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income (loss)	55,595	51,400
Retained Deficit	(150,081,617)	(149,986,982)

Total Stockholders' Deficit	(3,031,302)	(2,944,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,637	$87,548

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.

Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014

REVENUES
Crude oil sales	$1,126	$15,490.00

Oil & Gas operating costs	8,764	8,514

Gross Profit	(7,638)	6,976

OPERATING EXPENSES
Depreciation	706	706
General and administrative	28,051	27,743
Compensation and professional fees	32,564	48,403

Total Operating Expenses	61,321	76,852

LOSS FROM OPERATIONS	(68,959)	(69,876)

OTHER INCOME (EXPENSE)

Interest expense	(25,676)	(25,706)

Total Other Income (Expense)	(25,676)	(25,706)

NET INCOME (LOSS) BEFORE INCOME
TAXES	(94,635)	(95,582)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(94,635)	$(95,582)

OTHER COMPREHENSIVE INCOME
/(LOSS) NET OF TAXES
Unrealized income (loss) on held for
sale marketable securities	4,195	5,591

COMPREHENSIVE INCOME/(LOSS)	$(90,440)	$(89,991)

LOSS PER SHARE - BASIC & DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	8,425,089	8,175,090

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For The Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(94,635)	(95,582)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	705	706
Common stock issued for services rendered	-	-
Imputed interest on loan	3,360	3,360
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	1,259	(3,735)
Increace (decrease) in bank overdraft		665
Increase (decrease) in accounts payable and accrued expenses	67,365	27,860

Net Cash Used in Operating Activities	(21,946)	(66,726)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash provided by (used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	16,500	33,000
Cash paid to related party loans	(18,500)	(34,159)
Cash received from related party loans	22,804	67,779

Net Cash Provided by (Used in) Financing Activities	20,804	66,620

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,142)	(106)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689	1,169

CASH AND CASH EQUIVALENTS, END OF PERIOD	$547	$1,063

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized (gain)/ loss on marketable securities	$(4,195)	$(5,591)

The accompanying notes are an integral part of these financial statements.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the first quarter of 2015 that would have a material effect on the accounting policies of the Company when adopted.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)
Oil and Gas Interests
The Company utilizes the full cost method of accounting for oil and gas activities. Under this method, subject to a limitation based on estimated value, all costs associated with property acquisition, exploration and development, including costs of unsuccessful exploration; are capitalized within a cost center. No gain or loss is recognized upon the sale or abandonment of undeveloped or producing oil and gas interests unless the sale represents a significant portion of oil and gas interests and the gain significantly alters the relationship between capitalized costs and proved oil and gas reserves of the cost center. Depreciation, depletion and amortization of oil and gas interests are computed on the units of production method based on proved reserves. Amortizable costs include estimates of future development costs of proved undeveloped reserves.

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

The asset retirement obligation is as follows:
	3/31/2015	12/31/2014

Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:
Balance, December 31, 2014	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, March 31, 2015	$0

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

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at March 31, 2015:

Balance at December 31, 2014:	$78,020
Change in market value at March 31, 2015	4,195
Balance at March 31, 2015:	$82,215

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2015 and December 31, 2014.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s  Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3
Marketable Securities – 2015	82,215	-0-	-0-
Marketable Securities – 2014	78,020	-0-	-0-
Notes payable - 2015	-0-	-0-	1,828,201
Notes payable - 2014	-0-	-0-	1,807,397

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 31, 2014 and December 31, 2013:

Notes payable
Balance, December 31, 2014	$1,807,397
Note issuances	39,304
Note payments	(18,500)
Balance, March 31, 2015	$1,828,201

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2015
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at March 31, 2015 and December 31, 2014.

Accounts Receivable/Allowances for Doubtful Accounts
The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of March 31, 2015 and December 31, 2014, there are no allowances recorded.

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

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2015	2014
Income (Loss) (numerator)	$(94,635)	$(95,582)
Shares (denominator)	8,425,089	8,175,090
Basic and diluted income (loss) per share	$(0.01)	$(0.01)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2015
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

Concentrations of Credit Risk
During the quarter ended March 31, 2015, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations. At March 31, 2015 and December 31, 2014, 100% of the accounts receivable were to the single major customer mentioned above.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at March 31, 2015 and December 31, 2014 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at January 15, 2016 and are unsecured.

Due to officers as of March 31, 2015 and  December 31, 2014 totals $133,071 and $128,767, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first quarter of 2015 Mr. Reichman advanced $22,804 to the Company to cover operating expenses, and was repaid $18,500. During 2014 Mr. Reichman advanced $127,620, to the Company and was repaid $49,460. At March 31, 2015 and December 31, 2014, the balances due Mr. Reichman are $133,071 and $128,767, respectively.

During the 1st quarter 2015 and the year ended December 31, 2014, a board member advanced $5,000 and $31,500, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due beginning in January 2016 through February 2016. The total notes payable to this board member at March 31, 2015 and December 31, 2014 amount to $86,500 and $81,500, respectively.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2015
(Unaudited)
NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and February 2016. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At March 31, 2015 and December 31, 2014, notes payable amounted to $1,828,201 and $1,807,397, respectively. Below is a table summarizing the notes owed by the Company.

		Interest Rate	Interest Expense	Interest Expense
Principal			3/31/2015	3/31/2014	Maturity

	$19,000	8.00%	380	380	1/31/2016
	5,099	5.00%	64	64	1/31/2016
	32,960	5.00%	412	412	1/31/2016
	32,746	5.00%	409	409	1/31/2016
	107,000	5.00%	1,250	1,337	1/31/2016
	388,376	5.00%	4,855	4,855	1/31/2016
	192,000	0.00%	3,360	3,360	On Demand(1)
	18,000	6.00%	270	270	09/01/2002
	30,000	6.00%	450	450	09/12/2002
	25,000	5.00%	313	313	08/31/2000
	40,000	7.00%	700	700	07/10/2002
	5,000	6.00%	75	75	10/28/2013
	67,500	6.00%	938	624	11/06/2013
	65,340	6.00%	980	428	01/15/2014
	409,920	5.00%	5,124	5,544	12/31/2015
	11,125	5.00%	139	139	06/30/2014
	200,000	5.00%	2,500	2,500	12/31/2015
	6,670	5.00%	83	83	06/30/2014
	94,000	6.00%	1,263	1,269	04/05/2014
	$1,738,235		23,565	23,212

Note payable activity in the three months ended March 31, 2015:

On February 11, 2015, the Company executed  notes payable  to an individual and board member in the total amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution

On March 6, March 16, March 25, 2015, the Company executed notes payable to a Trust in the total amount of $11,500, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016).

(1)	Imputed interest due to 0% interest rate

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2014
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the quarter ended March 31, 2015, there were no common stock issuances.

During the quarter ended March 31, 2015, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360, with an increase in paid in capital.

During the three months ended March 31, 2015, the Company did not issue any stock options or warrants.

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

In May of 2013, TTII Oil and Gas Inc. with the help of its Operator, Clark Energy, Inc., opened up the wells on the Ownbey Lease for production.  Upon opening up the lease for production, TTII Oil & Gas, Inc.’s Operator ran into several problems with the lease.  It came to the company’s attention that the previous Operator, Aesir Energy Inc., owned and operated by Eric Oden, (son to the previous President and CEO, Fred Oden III, of American Resource Technologies, Inc.) had left the lease in sub-standard condition.  Due to this fact, many repairs had to be made to the equipment on the lease that kept the company from being able to get the full benefit of the lease.  During 2013 and 2014, the Company extracted oil from its Kansas oil wells, however in early 2015 with the steady decline of oil prices over the past two years, Management has determined that the costs to extract oil would exceed the revenues gernerated to an extent that it was necessary to suspend oil operations. When oil prices increase, Management would expects to continue our oil and gas operations and formulate a plan to rework additional wells to bring them online and generate additional monthly oil production. The Company will also assess the potential expansion of additional oil leases in order to increase the oil production and revenue source.

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

Employees

As of May 15, 2015 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014:

We realized revenues of $1,126 during the three months ended March 31, 2015 and $15,490 during the three months ended March 31, 2014. The decrease in our oil revenues were a factor of suspending our oil pumping operations early in the quarter until oil prices improve. Our oil operations expenses totaled $8,764 for the three months ended March 31, 2015 compared to $8,514 in the comparative quarter last year. Our general operating expenses decreased from $ 76,852 in 2014 to $61,321 in 2015. The decrease was primarily the result of decrease operating activities and legal expenses.. General and administrative expenses increased slightly from $27,743 to $28,051 or 1%. Compensation and professional fees decreased by $15,839, due to the decrease in professional fees and stock based compensation given to contractors.

Our net loss decreased by $947 from $(95,582) in 2014 to a loss of $(94,635) in 2015. The primary reason for this improvement was the decrease in expenses as disclosed above, despite the decrease in our revenues. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a larger revenue flow from our oil & gas leases, or other operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015 we had cash on hand of $547 compared to $1,689 at December 31, 2014. We used cash in our operations of $(21,946) in 2015 compared to cash used of $(66,726) in 2014. We (paid back)/raised $4,304 and $33,620 from related party loans in 2015 and 2014, and $16,500 and $33,000 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $15,000 per month for 2015. We do not have sufficient cash on hand at March 31, 2015 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction when oil prices increase,  and raise capital through the sale of our common stock or through debt financing.

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

During the three months ended March 31, 2015, the Company’s working capital deficit increased from $(1,664,380) to $(3,036,051), an increase of 82%, due to the expiration of several long term notes. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(2,565,051), a 54% increase over 2014.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases when oil prices improve, or find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(3,036,051) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

None

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2014. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31, 2015 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the three months ended March 31, 2015 without registration:

There were no share issuances during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to an individual, unsecured with interest of 6% per annum, unpaid to date and in default	5,000

Note payable to an LLC, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Various Notes payable to a Trust, unsecured with interest accruing at 6% per annum, unpaid to date and in default	82,500

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	65,340

Totals	$270,840

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

Dated: April 26, 2016	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 26, 2016
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 26, 2016
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: April 26, 2016
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: April 26, 2016
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: April 26, 2016
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: April 26, 2016
Mike Valle, Director