Form 10-Q
period 2015-06-30
TREE TOP INDUSTRIES, INC.
filed 2016-04-28
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 ☐QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2015

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.

Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$442	1,689
Accounts receivable	-	2,385
Marketable securities	85,765	78,020

Total Current Assets	86,207	82,094

PROPERTY AND EQUIPMENT (NET)	4,042	5,454

TOTAL ASSETS	$90,249	$87,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$895,640	$837,940
Accrued interest	266,775	225,577
Asset retirement obligation	101,250	101,250
Due to officers and directors	138,702	128,768
Notes payable	27,900	103,000
Notes Payable related party	732,015	-
Notes payable- in default	260,840	244,340
Current portion of long-term debt	758,181	231,000

Total Current Liabilities	3,181,303	1,871,875

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)		549,554
Notes payable (less current portion)	-	610,341

Total Long-Term Liabilities	-	1,159,895

Total Liabilities	3,181,303	3,031,770

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share,
10,000,000 shares authorized; 9,225,089 and 9,225,089
issued, 8,425,089 and 8,425,089 outstanding, respectively	9,225	9,225
Additional paid-in-capital	149,164,855	149,158,135
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income (loss)	59,145	51,400
Retained Deficit	(150,148,279)	(149,986,982)

Total Stockholders' Deficit	(3,091,054)	(2,944,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$90,249	$87,548

TREE TOP INDUSTRIES, INC.

Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES
Crude oil sales	$-	$8,915	$1,126	$24,405

Oil & Gas operating costs	226	9,789	8,990	18,303

Gross Profit	(226)	(874)	(7,864)	6,102

OPERATING EXPENSES
Depreciation	706	706	1,412	1,412
General and administrative	26,410	17,389	54,461	45,132
Compensation and professional fees	13,116	27,650	45,680	76,053

Total Operating Expenses	40,232	45,745	101,553	122,597

LOSS FROM OPERATIONS	(40,458)	(46,619)	(109,417)	(116,495)

OTHER INCOME (EXPENSE)

Gain on debt forgiveness	-	-	-	-
Gain(loss) on investments	-	-	-	-
Interest expense	(26,203)	(27,509)	(51,879)	(53,215)

Total Other Income (Expense)	(26,203)	(27,509)	(51,879)	(53,215)

NET INCOME (LOSS) BEFORE INCOME
TAXES	(66,661)	(74,128)	(161,296)	(169,710)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(66,661)	$(74,128)	$(161,296)	$(169,710)

OTHER COMPREHENSIVE INCOME
/(LOSS) NET OF TAXES
Unrealized income (loss) on held for
sale marketable securities	3,550	5,591	7,745	12,641

COMPREHENSIVE INCOME/(LOSS)	$(63,111)	$(68,537)	$(153,551)	$(157,069)

LOSS PER SHARE - BASIC & DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	8,425,089	8,175,090	8,425,089	8,175,090

TREE TOP INDUSTRIES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For The Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(161,296)	(169,710)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,411	1,411
Common stock issued for services rendered	-	-
Imputed interest on loan	6,720	6,720
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	2,385	4,731
Increase (decrease) in accounts payable and accrued expenses	98,898	66,908

Net Cash Used in Operating Activities	(51,882)	(89,940)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of investment	-	-
Purchase of property and equipment	-	-

Net Cash provided by (used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	40,700	42,500
Cash paid on notes payable	-	-
Cash paid to related party loans	(42,700)	(41,259)
Cash received from related party loans	52,635	92,131

Net Cash Provided by (Used in) Financing Activities	50,635	93,372

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,247)	3,432

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689	1,169

CASH AND CASH EQUIVALENTS, END OF PERIOD	$442	$4,601

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized (gain)/ loss on marketable securities	$(7,745)	$(12,641)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the second quarter of 2015 that would have a material effect on the accounting policies of the Company when adopted.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2015
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

The asset retirement obligation is as follows:
	6/30/2015	12/31/2014

Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:
Balance, December 31, 2014	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, June 30, 2015	$0

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

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at June 30, 2015:

Balance at December 31, 2014:	$78,020
Change in market value at June 30, 2015	7,745
Balance at June 30, 2015:	$85,765

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2015 and December 31, 2014.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s  Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3
Marketable Securities – 2015	85,765	-0-	-0-
Marketable Securities – 2014	78,020	-0-	-0-
Notes payable - 2015	-0-	-0-	1,858,032
Notes payable - 2014	-0-	-0-	1,807,397

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2015 and December 31, 2013:

Notes payable
Balance, December 31, 2014	$1,807,397
Note issuances	93,335
Note payments	(42,700)
Balance, June 30, 2015	$1,858,032

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2015
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at June 30, 2015 and December 31, 2014.

Accounts Receivable/Allowances for Doubtful Accounts
The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of June 30, 2015 and December 31, 2014, there are no allowances recorded.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2015 and 2014, no common equivalent shares were excluded from the calculation and as of June 30, 2015, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2015	2014
Income (Loss) (numerator)	$(153,551)	$(157,069)
Shares (denominator)	8,425,089	8,175,090
Basic and diluted income (loss) per share	$(0.02)	$(0.02)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2015
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

Concentrations of Credit Risk
During the quarter ended June 30, 2015, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations. At June 30, 2015 and December 31, 2014, 100% of the accounts receivable were to the single major customer mentioned above.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at June 30, 2015 and December 31, 2014 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at January 15, 2016 and are unsecured.

Due to officers as of June 30, 2015 and  December 31, 2014 totals $138,702 and $128,767, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first six months of 2015 Mr. Reichman advanced $52,635 to the Company to cover operating expenses, and was repaid $42,700. During 2014 Mr. Reichman advanced $127,620, to the Company and was repaid $49,460. At June 30, 2015 and December 31, 2014, the balances due Mr. Reichman are $138,702 and $128,767, respectively.

During the first six months of 2015 and the year ended December 31, 2014, a board member advanced $22,800 and $31,500, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due beginning in January 2016 through June 2016. The total notes payable to this board member at June 30, 2015 and December 31, 2014 amount to $104,300 and $81,500, respectively.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)
NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and June 2016. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At June 30, 2015 and December 31, 2014, notes payable amounted to $1,858,032 and $1,807,397, respectively. Below is a table summarizing the notes owed by the Company.

			Interest Expense	Interest Expense
Principal		Interest Rate	6/30/2015	6/30/2014	Maturity
	$19,000	8.00%	760	760	1/31/2016
	5,099	5.00%	128	128	1/31/2016
	32,960	5.00%	824	824	1/31/2016
	37,746	5.00%	968	910	1/31/2016
	107,000	5.00%	2,500	2,500	1/31/2016
	388,376	5.00%	9,710	9,710	1/31/2016
	192,000	0.00%	6,720	6,720	On Demand(1)
	18,000	6.00%	540	540	09/01/2002
	30,000	6.00%	900	900	09/12/2002
	25,000	5.00%	626	626	08/31/2000
	40,000	7.00%	1400	1400	07/10/2002
	5,000	6.00%	150	150	10/28/2013
	85,300	6.00%	2,917	2,025	11/06/2013
	65,340	6.00%	1,960	1,363	01/15/2014
	409,920	5.00%	10,248	10,248	12/31/2015
	11,125	5.00%	278	278	06/30/2014
	200,000	5.00%	5,000	5,000	12/31/2015
	6,670	5.00%	166	166	06/30/2014
	100,400	6.00%	2,698	2,400	04/05/2014
	$1,778,936		48,493	46,648

Note payable activity in the three months ended June 30, 2015:

On February 11, April 21, May 5, June 8 and June 15, 2015, the Company executed  notes payable  to an individual and board member in the total amount of $22,800, interest accrues at 6% per annum, unsecured, due after 12 months of execution

On March 6, March 16, March 25, and June 30, 2015, the Company executed notes payable to a Trust in the total amount of $17,900, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016).

(1)	Imputed interest due to 0% interest rate

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2015
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the quarter ended June 30, 2015, there were no common stock issuances.

During the six months ended June 30, 2015, the Company recorded imputed interest on a non-interest bearing note in the amount of $6,720, with an increase in paid in capital.

During the three months ended June 30, 2015, the Company did not issue any stock options or warrants.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies as of June 30, 2015 and for the six months then ended.

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

Employees

As of July 15, 2015 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014:

We realized revenues of $0 during the three months ended June 30, 2015 and $8,915 during the three months ended June 30, 2014. The decrease in our oil revenues were a factor of suspending our oil pumping operations in the first quarter until oil prices improve. Our oil operations expenses totaled $226 for the three months ended June 30, 2015 compared to $9,789 in the comparative quarter last year. Our general operating expenses decreased from $ 45,745 in 2014 to $40,232 in 2015. The decrease was primarily the result of decrease operating activities and legal expenses.. General and administrative expenses increased from $17,389 to $26,410 or 52%. Compensation and professional fees decreased by $14,534, due to the decrease in professional fees and stock based compensation given to contractors.

Our net loss decreased by $7,467 from $(74,128) in 2014 to a loss of $(66,661) in 2015. The primary reason for this improvement was the decrease in expenses as disclosed above, despite the decrease in our revenues. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a larger revenue flow from our oil & gas leases, or other operations.

 Results of Operations for the Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014:

We realized revenue of $1,126 and cost of revenues of $8,990 for the six month period ending June 30, 2015. This represents a gross loss of $(7,864) for the period as opposed to gross profit of $6,102 for the 2014 period. The decrease in our oil revenues were a factor of suspending our oil pumping operations in the first quarter until oil prices improve.. Our operating expenses decreased from $122,597 in 2014 to $101,553 in 2015, a decrease of $21,044 for the six months ended June 30, 2015. This is the direct result of decreased compensation and professional fees in the 2015 period.

Our net loss for the six months ended June 30, 2015 decreased from a loss of $169,710 to a loss of $161,296 an decrease of $8,414. We expect to continue to have quarterly losses due to the suspension of our oil operations and expenses in excess of our revenues.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015 we had cash on hand of $442 compared to $1,689 at December 31, 2014. We used cash in our operations of $(51,882) in 2015 compared to cash used of $(89,940) in 2014. We (paid back)/raised $9,935 and $33,620 from related party loans in 2015 and 2014, and $40,700 and $33,000 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $15,000 per month for 2015. We do not have sufficient cash on hand at June 30, 2015 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction when oil prices increase,  and raise capital through the sale of our common stock or through debt financing.

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

During the six months ended June 30, 2015, the Company’s working capital deficit increased from $(1,664,380) to $(3,095,096), an increase of 86%, due to the expiration of several long term notes. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(2,644,096), a 59% increase over 2014.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases when oil prices improve, or find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(3,095,096) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2015 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the three months ended June 30, 2015 without registration:

There were no share issuances during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to an individual, unsecured with interest of 6% per annum, unpaid to date and in default	5,000

Note payable to an LLC, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Various Notes payable to a Trust, unsecured with interest accruing at 6% per annum, unpaid to date and in default	72,500

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	65,340

Totals	$260,840

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

Dated: April 27, 2016	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 26, 2016
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 27, 2016
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: April 27, 2016
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: April 27, 2016
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: April 27, 2016
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: April 27, 2016
Mike Valle, Director