Form 10-Q
period 2015-09-30
TREE TOP INDUSTRIES, INC.
filed 2016-04-28
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

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

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.

Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108	1,689
Accounts receivable	-	2,385
Marketable securities	91,385	78,020

Total Current Assets	91,493	82,094

PROPERTY AND EQUIPMENT (NET)	3,469	5,454

TOTAL ASSETS	$94,962	$87,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$911,770	$837,940
Accrued interest	287,830	225,577
Asset retirement obligation	101,250	101,250
Due to officers and directors	151,929	128,768
Notes payable	33,900	103,000
Notes Payable related party	736,015	-
Notes payable- in default	264,340	244,340
Current portion of long-term debt	758,181	231,000

Total Current Liabilities	3,245,215	1,871,875

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)		549,554
Notes payable (less current portion)	-	610,341

Total Long-Term Liabilities	-	1,159,895

Total Liabilities	3,245,215	3,031,770

STOCKHOLDERS' DEFICIT
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share, 10,000,000 shares authorized; 9,225,089 and 9,225,089 issued, 8,425,089 and 8,425,089 outstanding, respectively	9,225	9,225
Additional paid-in-capital	149,168,215	149,158,135
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income (loss)	62,834	51,400
Retained Deficit	(150,214,527)	(149,986,982)

Total Stockholders' Deficit	(3,150,253)	(2,944,222)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$94,962	$87,548

TREE TOP INDUSTRIES, INC.

Consolidated Statements of Operations
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES
Crude oil sales	$-	$17,453	$1,126	$41,858

Oil & Gas operating costs	-	16,170	8,990	34,473

Gross Profit	-	1,283	(7,864)	7,385

OPERATING EXPENSES
Depreciation	572	705	1,984	2,117
General and administrative	28,523	42,967	82,984	88,099
Compensation and professional fees	10,563	14,500	56,243	90,553

Total Operating Expenses	39,658	58,172	141,211	180,769

LOSS FROM OPERATIONS	(39,658)	(56,889)	(149,075)	(173,384)

OTHER INCOME (EXPENSE)

Gain on debt forgiveness	-	-	-	-
Gain(loss) on investments	-	-	-	-
Interest expense	(26,590)	(27,605)	(78,469)	(80,820)

Total Other Income (Expense)	(26,590)	(27,605)	(78,469)	(80,820)

NET INCOME (LOSS) BEFORE INCOME TAXES	(66,248)	(84,494)	(227,544)	(254,204)
PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(66,248)	$(84,494)	$(227,544)	$(254,204)

OTHER COMPREHENSIVE INCOME/(LOSS) NET OF TAXES
Unrealized income (loss) on held for sale marketable securities	3,689	11,750	11,434	24,391

COMPREHENSIVE INCOME/(LOSS)	$(62,559)	$(72,744)	$(216,110)	$(229,813)

LOSS PER SHARE - BASIC & DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,425,089	8,175,090	8,425,089	8,175,090

TREE TOP INDUSTRIES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For The Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(227,544)	(254,204)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,984	2,117
Common stock issued for services rendered	-	10,000
Imputed interest on loan	10,080	10,800
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	2,385	(935)
Increase (decrease) in accounts payable and accrued expenses	136,083	104,823

Net Cash Used in Operating Activities	(77,012)	(127,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(1,931)	-
Purchase of property and equipment	-	-

Net Cash provided by (used in) Investing Activities	(1,931)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from notes payable	54,200	46,000
Cash paid on notes payable	-	-
Cash paid to related party loans	(56,200)	(41,259)
Cash received from related party loans	79,362	126,150

Net Cash Provided by (Used in) Financing Activities	77,362	130,891

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,581)	3,492

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689	1,169

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108	$4,661

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized (gain)/ loss on marketable securities	$(11,434)	$(24,391)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

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
September 30, 2015
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

The asset retirement obligation is as follows:

	9/30/2015	12/31/2014
Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:
Balance, December 31, 2014	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, September 30, 2015	$0

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

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at September 30, 2015:

Balance at December 31, 2014:	$78,020
Change in market value at September 30, 2015	13,365
Balance at September 30, 2015:	$91,385

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2015 and December 31, 2014.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s  Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3
Marketable Securities – 2015	91,385	-0-	-0-
Marketable Securities – 2014	78,020	-0-	-0-
Notes payable - 2015	-0-	-0-	1,884,759
Notes payable - 2014	-0-	-0-	1,807,397

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2015 and December 31, 2013:

Notes payable
Balance, December 31, 2014	$1,807,397
Note issuances	133,562
Note payments	(56,200)
Balance, September 30, 2015	$1,884,759

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at September 30, 2015 and December 31, 2014.

Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of September 30, 2015 and December 31, 2014, there are no allowances recorded.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2015 and 2014, no common equivalent shares were excluded from the calculation and as of September 30, 2015, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2015	2014
Income (Loss) (numerator)	$(227,544)	$(229,813)
Shares (denominator)	8,425,089	8,175,090
Basic and diluted income (loss) per share	$(0.03)	$(0.03)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015
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

Concentrations of Credit Risk

During the quarter ended September 30, 2015, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations. At September 30, 2015 and December 31, 2014, 100% of the accounts receivable were to the single major customer mentioned above.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at September 30, 2015 and December 31, 2014 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at January 15, 2016 and are unsecured.

Due to officers as of September 30, 2015 and  December 31, 2014 totals $151,929 and $128,767, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first Nine months of 2015 Mr. Reichman advanced $79,362 to the Company to cover operating expenses, and was repaid $56,200. During 2014 Mr. Reichman advanced $127,620, to the Company and was repaid $49,460. At September 30, 2015 and December 31, 2014, the balances due Mr. Reichman are $151,929 and $128,767, respectively.

During the first Nine months of 2015 and the year ended December 31, 2014, a board member advanced $26,800 and $31,500, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due beginning in January 2016 through August 2016. The total notes payable to this board member at September 30, 2015 and December 31, 2014 amount to $108,300 and $81,500, respectively.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)
NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and September 2016. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At September 30, 2015 and December 31, 2014, notes payable amounted to $1,884,759 and $1,807,397, respectively. Below is a table summarizing the notes owed by the Company.

	Interest	Interest Expense	Interest Expense
Principal	Rate	9/30/2015	9/30/2014	Maturity

$19,000	8.00%	1140	1140	1/31/2016
5,099	5.00%	192	192	1/31/2016
32,960	5.00%	1236	1236	1/31/2016
37,746	5.00%	1452	1394	1/31/2016
107,000	5.00%	3750	3750	1/31/2016
388,376	5.00%	14565	14565	1/31/2016
192,000	0.00%	10080	10080	On Demand(1)
18,000	6.00%	810	810	09/01/2002
30,000	6.00%	1350	1350	09/12/2002
25,000	5.00%	939	939	08/31/2000
40,000	7.00%	2100	2100	07/10/2002
5,000	6.00%	225	225	10/28/2013
89,300	6.00%	4621	1674	1/16-8/16
65,340	6.00%	2939	2261	1/14-10/15
409,920	5.00%	15372	15372	1/31/2016
11,125	5.00%	417	417	1/31/2016
200,000	5.00%	7500	7500	1/31/2016
6,670	5.00%	249	249	1/31/2016
109,900	6.00%	4222	3601	04/14-9/16
$1,792,436		73,159,	68,855

Note payable activity in the three months ended September 30, 2015:

On February 11, April 21, May 5, June 8 and June 15, July 17, August 19, 2015, the Company executed  notes payable  to an individual and board member in the total amount of $26,800, interest accrues at 6% per annum, unsecured, due after 12 months of execution

On March 6, March 16, March 25, and June 30,, August 12, September 10, September 14, 2015, the Company executed notes payable to a Trust in the total amount of $27,400, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016).

(1)	Imputed interest due to 0% interest rate

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2015
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the quarter ended September 30, 2015, there were no common stock issuances.

During the Nine months ended September 30, 2015, the Company recorded imputed interest on a non-interest bearing note in the amount of $10,080, with an increase in paid in capital.

During the three months ended September 30, 2015, the Company did not issue any stock options or warrants.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our critical accounting policies as of September 30, 2015 and for the nine months then ended.

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

In May of 2013, TTII Oil and Gas Inc. with the help of its Operator, Clark Energy, Inc., opened up the wells on the Ownbey Lease for production.  Upon opening up the lease for production, TTII Oil & Gas, Inc.’s Operator ran into several problems with the lease.  It came to the company’s attention that the previous Operator, Aesir Energy Inc., owned and operated by Eric Oden, (son to the previous President and CEO, Fred Oden III, of American Resource Technologies, Inc.) had left the lease in sub-standard condition.  Due to this fact, many repairs had to be made to the equipment on the lease that kept the company from being able to get the full benefit of the lease.  During 2013 and 2014, the Company extracted oil from its Kansas oil wells, however in early 2015 with the steady decline of oil prices over the past two years, Management has determined that the costs to extract oil would exceed the revenues generated to an extent that it was necessary to suspend oil operations. When oil prices increase, Management would expects to continue our oil and gas operations and formulate a plan to rework additional wells to bring them online and generate additional monthly oil production. The Company will also assess the potential expansion of additional oil leases in order to increase the oil production and revenue source.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014:

We realized revenues of $0 during the three months ended September 30, 2015 and $17,453 during the three months ended September 30, 2014. The decrease in our oil revenues were a factor of suspending our oil pumping operations in the first quarter until oil prices improve. Our oil operations expenses totaled $0 for the three months ended September 30, 2015 compared to $16,170 in the comparative quarter last year. Our general operating expenses decreased from $ 58,172 in 2014 to $39,658 in 2015. The decrease was primarily the result of decrease operating activities and legal expenses.. General and administrative expenses decreased from $42,967 to $28,523 or 51%. Compensation and professional fees decreased by $3,937, due to the decrease in professional fees and stock based compensation given to contractors.

Our net loss decreased by $18,246 from $(84,494) in 2014 to a loss of $(26,590) in 2015. The primary reason for this improvement was the decrease in travel expenses during this quarter and other expenses discussed above.. We expect that our losses will continue to be approximately $15,000 per month until we are able to establish a larger revenue flow from our oil & gas leases, or other operations.

Results of Operations for the Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014:

We realized revenue of $1,126 and cost of revenues of $8,990 for the Nine month period ending September 30, 2015. This represents a gross loss of $(7,864) for the period as opposed to gross profit of $7,385 for the 2014 period. The decrease in our oil revenues were a factor of suspending our oil pumping operations in the first quarter until oil prices improve. Our operating expenses decreased from $180,769 in 2014 to $141,211 in 2015, a decrease of $39,558 for the nine months ended September 30, 2015. This is the direct result of decreased compensation and professional fees in the 2015 period.

Our net loss for the nine months ended September 30, 2015 decreased from a loss of $254,204 to a loss of $227,544 a decrease of $26,660. We expect to continue to have quarterly losses due to the suspension of our oil operations and expenses in excess of our revenues.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015 we had cash on hand of $108 compared to $1,689 at December 31, 2014. We used cash in our operations of $(77,012) in 2015 compared to cash used of $(127,399) in 2014. We (paid back)/raised $23,162 and $84,891 from related party loans in 2015 and 2014, and $54,200 and $46,000 from other notes payable, respectively. We anticipate that we will continue to have a negative cash flow from operations of approximately $15,000 per month for 2015. We do not have sufficient cash on hand at September 30, 2015 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction when oil prices increase, and raise capital through the sale of our common stock or through debt financing.

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

During the nine months ended September 30, 2015, the Company’s working capital deficit increased from $(1,664,380) to $(3,153,722), an increase of 89%, due to the expiration of several long term notes. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(2,702,722), a 62% increase over 2014.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases when oil prices improve, or find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(3,153,722) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2015 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the three months ended September 30, 2015 without registration:

There were no share issuances during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to an individual, unsecured with interest of 6% per annum, unpaid to date and in default	5,000

Note payable to an LLC, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Various Notes payable to a Trust, unsecured with interest accruing at 6% per annum, unpaid to date and in default	73,500

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	67,840

Totals	$264,340

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

By:	/s/ David Reichman	Dated: April 27, 2016
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 27, 2016
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: April 27, 2016
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: April 27, 2016
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: April 27, 2016
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: April 27, 2016
Mike Valle, Director