Form 10-K
period 2015-12-31
TREE TOP INDUSTRIES, INC.
filed 2016-04-28
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Employees

As of December 31, 2015, we employed two people on a part-time basis.  Both employees are in executive positions.

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

Year Ended December 31, 2013	High	Low
First Quarter ended March 31, 2014	$0.06	$0.02
Second Quarter ended June 30, 2014	$0.27	$0.02
Third Quarter ended September 30, 2014	$0.04	$0.03
Fourth Quarter ended December 31, 2014	$0.12	$0.03
Year Ended December 31, 2014	High	Low
First Quarter ended March 31, 2015	$0.08	$0.04
Second Quarter ended June 30, 2015	$0.07	$0.03
Third Quarter ended September 30, 2015	$0.03	$0.03
Fourth Quarter ended December 31, 2015	$0.03	$0.02

As of April 1, 2016, there were approximately 547 record holders of TTI’s common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of April 1, 2016, there were 8,425,089 approximately of TTI’s common stock outstanding on record.

Dividends

TTI has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for TTI’s common stock is Direct Transfer, LLC, issuerservices@issuerdirect.com, telephone 919-460-4000.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2015.

Sales of Our Unregistered Securities during 2015 Not Previously Disclosed

There were no issuance of our common or preferred shares during the calendar year ended December 31, 2015.

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

PLAN OF OPERATIONS

With the steady decline of oil prices over the past year, Management has determined that the costs to extract oil would exceed the revenues generated to an extent that it was necessary to suspend oil operations. When oil prices increase, Management would expects to continue our oil and gas operations and formulate a plan to rework additional wells to bring them online and generate additional monthly oil production. The Company will also assess the potential expansion of additional oil leases in order to increase the oil production and revenue source.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

 During the 2015 year, we generated a minimal amount of oil from our oil & gas operations in the State of Kansas, and during the 1st quarter, we made preparations to temporarily suspend our oil production until oil prices increase and make it profitable to commence our operations. We realized revenues of $1,126 from our oil production operations during the year ended December 31, 2015, compared to $48,058 for 2014. The decrease in our oil revenues were a factor of suspending our oil pumping operations. Our oil operating expenses were $11,987, leaving a gross loss of $(10,861). Much of the oil production expenses were for operator services in suspending operations. Our other operating expenses decreased from $227,596 in 2014 to $191,928 in 2015. The decrease was primarily the result of decrease operating activities and legal expenses. General and administrative expenses decreased from $130,791 to $124,039 or 5%. Compensation and professional fees decrease by $28,551, due to the decrease in legal activities. Depreciation expense decreased from $2,823 to $2,458.

Our net loss decreased by $41,302 to $(308,293) in 2015 from $349,595 in 2014. This translates to a $.01 decrease in loss per share from $(.04) in 2014 to $(0.03) in 2015. Included in our net loss was $0 and $10,000 for the value of common stock issued in 2015and 2014 respectively. Excluding these non cash expenses, our net loss would have been $308,293 and $339,595, respectively. We expect that our losses may increase in the coming year as oil prices continue to decline and our oil operations are temporarily suspended.

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2015 we had cash on hand of $108 compared to $1,689 at December 31, 2014. We used cash in our operations of $115,988 in 2015 compared to $161,640 in 2014, an 39% increase. We had a decrease in  cash used in investing activities  in 2015 of $1,931 from the purchase of marketable securities, compared to no activity in 2014. We raised no cash from the sale of our common stock or exercises of stock options in 2015 and 2014, respectively. However, we raised $118,338 and $159,120 from related party loans in 2015 and 2014, and $81,000 and $52,500 from other notes payable, respectively. We anticipate that we will continue to have a decrease in our cash flow from the continued oil operations in Kansas, however, and we estimate that we will have approximately $10,000 in cash flow deficits per month for 2016. We do not have sufficient cash on hand at December 31, 2015 to cover our negative cash flow. We will attempt to increase our revenues from our oil operations and possibly raise capital through the sale of our common stock or through debt financing.

Some of Tree Top’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Tree Top has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business.  This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available.  During 2013, Tree Top was successful in negotiating the conversion of $204,081 in accounts payable and the settlement of officer debt of $3,843,133 for shares of common stock and forgiveness. As of December 31, 2015 there is an amount due to officers and Directors equal to $905,120 as compared to $729,687 as of December 31, 2014, respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand. Our liquidity would decrease materially if any such officer or Director demanded repayment. These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Tree Top shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm Tree Top’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status.  The liquidity shortfall of $3,215,878 would cause Tree Top to default and, further, would put our continued viability in jeopardy.

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

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tree Top Industries, Inc.

We have audited the accompanying consolidated balance sheet of Tree Top Industries, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tree Top Industries, Inc.. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Scrudato & Co., PA

Califon, New Jersey
April 28, 2016

7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm
                                                                                                                             Registered Canadian Public Accountability Board Firm

Tree Top Industries, Inc.

Consolidated Balance Sheets
	December 31,	December 31,
	2015	2014

CURRENT ASSETS
Cash and cash equivalents	$108	1,689
Accounts receivable	-	2,385
Marketable securities	106,144	78,020

Total Current Assets	106,252	82,094

PROPERTY AND EQUIPMENT (NET)	2,995	5,454

TOTAL ASSETS	$109,247	$87,548

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$928,289	$837,940
Accrued interest payable	309,249	225,577
Asset retirement obligation	101,250	101,250
Due to officers and directors	164,105	128,768
Notes Payable	-	103,000
Notes payable- in default	270,840	244,340
Current portion of long-term debt-related party	741,015	-
Current portion of long-term debt	807,382	231,000

Total Current Liabilities	3,322,130	1,871,875

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	-	549,554
Notes payable (less current portion)	-	610,341

Total Long-Term Liabilities	-	1,159,895

Total Liabilities	3,322,130	3,031,770

STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share,
10,000,000 shares authorized; 9,225,089 and 9,225,089
issued, 8,425,089 and 8,425,089 outstanding, respectively	9,225	9,225
Additional paid-in-capital	149,171,575	149,158,135
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income	77,593	51,400
Retained (Deficit)	(150,295,275)	(149,986,982)

Total Stockholders' (Deficit)	(3,212,882)	(2,944,222)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$109,247	$87,548

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statements of Operations
	For the
	Years Ended
	December 31,
	2015	2014

REVENUES, net	1,126	48,058

COST OF SALES, net	11,987	66,474

GROSS PROFIT/(LOSS)	(10,861)	(18,416)

OPERATING EXPENSES

General and administrative	124,039	130,791
Compensation and professional fees	65,431	93,982
Depreciation	2,458	2,823

Total Operating Expenses	191,928	227,596

OPERATING LOSS	(202,789)	(246,012)

OTHER INCOME (EXPENSES)

Gain on debt forgiveness	-	-
Interest income & other income	-	-
Gain/(loss) on marketable securities	-	-
Interest expense	(105,504)	(103,582)

Total Other Income (ExpenseS)	(105,504)	(103,582)

LOSS BEFORE INCOME TAXES	(308,293)	(349,595)

INCOME TAX EXPENSE	-	-

NET LOSS	$(308,293)	$(349,595)

OTHER COMPREHENSIVE INCOME
/(LOSS) net of taxes
Unrealized gain (loss) on held for
sale marketable securities	26,193	23,371

COMPREHENSIVE LOSS	$(282,100)	$(326,224)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	8,425,089	8,244,267

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statement of Stockholders’ Deficit
For the years ended December 31, 2015 and 2014

								Accumulated
						Unearned		Other
	Preferred Stock		Common Stock		Additional	ESOP	Retained	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Shares	(Deficit)	Income	Equity
Balance, December 31, 2013	-	$-	8,975,089	$8,975	$149,134,945	$(2,176,000)	(149,637,387)	$28,029	$(2,641,438)

Common stock issued for services	-	-	250,000	250	9,750	-	-		10,000

Imputed interest – loan	-	-	-	-	13,440	-	-		13,440

Unrealized gain on marketable securities								23,371	23,371

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	(349,595)		(349,595)

Balance, December 31, 2014	-	$-	9,225,089	$9,225	$149,158,135	$(2,176,000)	$(149,986,982)	$51,400	$(2,944,222)

Imputed interest – loan	-	-	-	-	13,440	-	-		13,440

Unrealized gain on marketable securities								26,193	26,193

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	(308,293)		(308,293)

Balance, December 31, 2015	-	$-	9,225,089	$9,225	$149,171,575	$(2,176,000)	$(150,295,275)	$77,593	$(3,212,882)

The accompanying notes are an integral part of these consolidated financial statements.

Tree Top Industries, Inc.

Consolidated Statements of Cash Flows

	For the
	Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(308,293)	(349,595)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	2,457	2,824
Accretion exp	-	-
Gain on debt settlement	-	-
(Gain)/Loss on marketable securities	-	-
Common stock issued for services rendered	-	10,000
Imputed interest on loan	13,440	13,440
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	2,385	2,346
Increase (decrease) in accounts payable and accrued expenses	174,023	159,345

Net Cash Used in Operating Activities	(115,988)	(161,640)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from sale of marketable securities	(1,931)	-
Cash paid for property and equipment	-	-

Net Cash provided by (used in) Investing Activities	(1,931)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid on notes payable	-	-
Cash received from notes payable	81,000	52,500
Cash paid to related party loans	(83,000)	(49,460)
Cash received from related party loans	118,338	159,120

Net Cash Provided by (Used in) Financing Activities	116,338	162,160

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,581)	520

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,689	1,169

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108	$1,689

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$26,193	$23,371
Stock issued for services	$-	$10,000

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

TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells.  However, with the decrease in oil prices over the past 2 years, the Company’s plans to expand operations have been suspended until oil prices improve.  The Company intends to continue through legal channels to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase.  The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also due to the mechanics lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset.

B)       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $308,293 during the fiscal year ended December 31, 2015 and has an accumulated deficit of $150,295,275. During 2014 the Company incurred losses totaling $349,595 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $3,215,878 and $1,789,781 at the years ended December 31, 2015 and 2014, respectively, and negative cash flow from operations of $115,988 and $161,640.

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

C)      CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2015 and 2014, no excess existed. There were no cash equivalents at December 31, 2015 and 2014.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2015 and 2014.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2015 and 2014:

	Level 1	Level 2	Level 3
Marketable Securities – 2014	106,144	-0-	-0-
Marketable Securities – 2013	78,020	-0-	-0-
Notes payable - 2015	-0-	-0-	$1,932,736

Notes payable - 2014	-0-	-0-	$1,807,397

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2015 and 2014:

Notes payable

Balance, December 31, 2013	$1,654,236

Note issuances	202,621

Note cancellations/payments	(49,460)

Balance, December 31, 2014	$1,807,397
Note issuances	199,338

Note cancellations/payments	(83,000)
Balance, December 31, 2015	$1,923,735

J)      BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2015 and 2014,  no common stock equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2015 and 2014 have also been excluded from the calculation as they were issued but not outstanding.

	For the Years Ended
	December 31,
	2015	2014
Loss (numerator)	$(308,595)	$(349,595)
Shares (denominator)	8,425,089	8,244,207
Basic and diluted loss per share	$(0.03)	$(.04)

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

Investments are as follows:
Balance, December 31, 2013	$0
Investments acquired in ARUR asset purchase	0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, December 31, 2014 and 2015	$0

         Q)              Marketable Securities-Available for Sale

The   Company   purchased marketable   securities during 2012 and 2015. The Company's marketable securities are classified as "available for sale".  Accordingly, the Company originally recognizes  the  shares at the market value purchased.  The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity.  Realized gains and losses are included in earnings. Also other than temporary impairments are recorded as a loss on marketable securities in the statements of operations.

R)         Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of December 31, 20145and 2014, there are no allowances recorded.

 S)           Concentrations of Credit Risk

During the year ended December 31, 2015, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pickup and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at December 31, 2015 and 2014 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at January 15, 2016 and are unsecured. Accrued interest on the officer loans at December 31, 2015 is $104,879.

Due to officers as of December 31, 2015 and 2014 totals $164,105 and $128,767, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2015 Mr. Reichman advanced $118,338 to the Company to cover operating expenses, and was repaid $83,000. During 2014 Mr. Reichman advanced $127,620, to the Company and was repaid $49,460. At December 31, 2015 and 2014, the balances due Mr. Reichman are $164,105 and $128,767, respectively.

During 2015 and 2014, a board member advanced $31,800 and $31,500, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due one year after the date of the advance or longer if extended. The total notes payable to this board member at December 31, 2015 and 2014 amount to $113,300 and $81,500, respectively. All notes to this officer become due during 2016 and are recorded as current liabilities.

NOTE 4 - FIXED ASSETS

Depreciation expense was $2,458 and $2,823 during the years ended December 31, 20145and 2014, respectively.

Fixed assets consist of the following:

	2015	2014
Computer equipment	$134,896	$134,896
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	170,396	170,396
Accumulated Depreciation	(167,401)	(164,942)
	$2,995	$5,454

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE:

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All of the notes are unpaid to date and several are in default and are thus classified as current liabilities. At December 31, 2015, notes payable amounted to $1,819,236. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at December 31, 2015 is $15,480.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default.  Accrued interest at December 31, 2015 is $23,299.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default.  Accrued interest at December 31, 2015 is $20,839.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default.  Accrued interest at December 31, 2015 is $38,287.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to January 31, 2016, with monthly installments beginning in 2014 of $5,553, which did not occur.  Accrued interest at December 31, 2015 is $48,814.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $13,440 has been imputed for this note in 2015. An offsetting entry to Paid in Capital was made in connection with this adjustment.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000 respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to January 31, 2016, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured.  Accrued interest at December 31, 2014 is $4,143.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to  January 31, 2016, with monthly installments beginning in 2014 of $1,430, which did not occur.  Accrued interest at December 31, 2015 is $12,568.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746,  bears interest at 5% per annum, unsecured, extended to January 31, 2016, with monthly installments beginning in 2014 of $468, which did not occur.  Accrued interest at December 31, 2015 is $4,115.

On December 3, 2012, the Company executed a note payable to a corporation in the amount of $5,000,  however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $5,099,  bears interest at 5% per annum, unsecured, extended to January 31, 2016, with monthly installments beginning in 2014 of $71, which did not occur.  Accrued interest at December 31, 2015 is $641.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2015 is $4,239.

On February 28, 2013, the Company executed a note payable to a Trust in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and is in default. Accrued interest at December 31, 2015 is $850.

 On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed  notes payable  to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2015 is $4,697.

On May 15, July 12, July 17, November 22 and December 19, 2013, the Company executed notes payable  to an individual in the total amount of $27,340, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2015 is $4,228.

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc, to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2015 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% and are extended to January 31, 2016. Accrued interest at December 31, 2015 is $ 104,879.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable  to a Trust in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2015 is $ 11,480.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured , due after 8 months of execution, and currently in default. Accrued interest at December 31, 2015 is $542.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2015 is $804.

On January 22, 2014, the Company executed a note agreement with an individual in the amount of $14,000, interest accrues at 6% per annum, unsecured , due after 8 months of execution, and currently in default. Accrued interest at December 31, 2015 is $1,629.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with an individual in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured , due after 8 months of execution, and currently in default.  Accrued interest at December 31, 2015 is $2,244.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed  notes payable  to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2015 is $3,058.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust in the total amount of $2,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at December 31, 2015 is $179.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, and October 20, 2015, the Company executed  notes payable  to an individual and board member in the total amount of $31,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2015 is $1,129.

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, Octover 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust in the total amount of $49,200, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at December 31, 2015 is $1,107.

None of the above notes are convertible or have any covenants.

(b)           Additional detail to all Notes Payable is as follows:

	Interest	Interest Expense
Principal	Rate	12/31/2015	12/31/2014	Maturity
$19,000	8.00%	$1,520	$1,140	1/31/2016
5,099	5.00%	255	255	1/31/2016
32,960	5.00%	1,648	1,648	1/31/2016
37,746	5.00%	1,936	1,879	1/31/2016
107,000	5.00%	5,420	5,384	1/31/2016
388,376	5.00%	19,419	19,419	1/31/2016
192,000	0%	13,440	13,440	Demand
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,252	1,252	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
5,000	6.00%	300	300	10/28/2013
62,500	6.00%	3,750	3,407	1/31/2016
65,340	6.00%	3,920	3,233	1/14-10/15
409,919	5.00%	20,496	20,496	1/15/2016
11,125	5.00%	556	556	1/15/2016
200,000	5.00%	10,000	10,000	1/15/2016
6,670	5.00%	334	334	1/15/2016
82,500	6.00%	4,950	4,829	3/14-11/15
31,800	6.00%	1,129	-0-	2/16-10/16
49,200	6.00%	1,107	-0-	3/16-12/16
$1,819,235		$97,112	$93,252

At December 31, 2015 and 2014, accrued interest on the outstanding notes payable and convertible notes was $309,249 and $225,577, respectively. Interest expense on the outstanding notes amounted to $97,112 and $93,252 for the years ended December 31, 2015 and 2014, including the imputed interest discussed above.

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

Deferred tax assets and the valuation account are as follows:

	2015	2014
Deferred tax assets:
NOL carryover	$4,629,145	$4,508,945
Valuation allowance	(4,629,145)	(4,508,945)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2015 and 2014.

The components of income tax expense are as follows:

	2014	2013

Book loss	$(308,293)	$(349,595)
Stock based compensation	-	10,000
Valuation allowance	308,293	339,595
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $11,869,867 and $11,561,574 as of December 31, 2015 and 2014, respectively, which may be offset against future taxable income from 2029 through 2034. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2015	2014

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2015, 2014 and 2013.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A)      NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 750,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 750,000 to 3.50 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. On December 18, 2011, the Board of Directors approved an increase in the Company’s authorized common stock to 10,000,000. On December 28, 2012, the Board of Directors approved a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated for the reverse stock split. As of December 31, 2015 and 2014, 9,225,089 shares of common stock are issued and 8,425,089 shares are outstanding, respectively. The difference between the issued and outstanding shares are the ESOP shares being held in trust. There were no shares of preferred stock issued and outstanding.

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

During the twelve months ended December 31, 2015 and 2014, the Company recorded imputed interest on a non-interest bearing note in the amount of $13,440, with an increase in paid in capital.

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

The total balance at December 31, 2015 and 2014 was $2,176,000 and $2,176,000, respectively.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A)      LEASES

Tree Top Industries, Inc. currently does not lease, rent or own any property.

B)      LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Tree Top has included this amount in accounts payable at December 31, 2015 and 2014.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2015 and 2014.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2015 and December 31, 2014. All the notes payable discussed in this section, were incurred before 2002 and before present management took control of the company.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2015.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2015.

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

In May 2012, the Company acquired 2,052 shares of Facebook stock (FB) for $95,256 plus fees. The value of the shares at December 31, 2015 and 2014 amounted to $104,660 and  $78,020, respectively.   A 2012 decrease, gave rise to an unrealized loss of $40,632 for the year ended December 31, 2012, and then an unrealized gain of $23,371 in 2014, and an unrealized gain of $26,640 in 2015. The Company evaluated the prospects of it’s investments in relation to the severity and duration of the impairment. Based on that evaluation, the Company consider the shares to be other than temporarily impaired at December 31, 2012, and recorded loss on marketable securities in the statement of operations of $40,632.

In May 2013, the Company sold 1,052 shares of FB for $28,562, giving rise to a realized gain of $557, recorded in the statement of operations for the period ended December 31, 2013. All unrealized gains in 2014 and 2015 have been recorded as an increase to the marketable securities and an increase to accumulated other comprehensive income in equity. During 2015 the Company acquired 6,750 shares of Immune Therapeutics common stock for $1,931. As of December 31, 2015 the value was $1,484, with unrealized losses of $447 recorded as a decrease to marketable securities and accumulated other comprehensive income.

NOTE 13 - ASSET RETIREMENT OBLIGATION

During 2013, the Company began the re-work project on various well associated with the Ownbey Oil and Gas Lease purchased on December 31, 2012. The Company will be required as part of the purchase of this lease to remediate the Ownbey property upon it’s abandonment of the lease. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of the liability for an asset retirement obligation in the amount of $101,250. Because the Company does not have a certified valuation report for the Ownbey lease we have not capitalized this cost, but instead have expensed the entire amount during the 2013 year. The following table describes all changes to the Company’s asset retirement obligation liability during 2015:

	December 31,
	2015	2014
Asset retirement obligation-beginning of year	$101,250	$101,250
Liabilities incurred	-	-
Accretion expense	-	-
Revisions in estimated cash flows	-	-
Asset retirement obligation-end of year	$101,250	$101,250

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2015 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2015, the Board of Directors consisted of five Directors. The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” as defined by SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

During the fiscal year ended December 31, 2015, the Board of Directors held a total of one meeting.  Mr. Reichman, Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 100% of the meetings of the Board of Directors and at least 100% of the meetings of the committees on which he or she served.

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

Kathy M. Griffin, President of the Company is also a member of the Board of Directors. Mrs. Griffin has been with the Company for over five years, and has over thirty years of significant professional experience, on the domestic and international scene. Mrs. Griffin has significant experience in marketing, sales, new business development and general business management, both in the United States and internationally. Mrs. Griffin started her career at Superior Brands, where, from December, 1977 to December, 1990, she held several positions, including International Marketing Manager. She was responsible for the successful start up and implementation of the first international joint venture for Superior Brands, Inc.  In addition, Mrs. Griffin managed Koning USA, Inc., a consumer products marketing company from 1993 to 2004, and, from January, 2006 to February 2009, was employed as an executive in the New Business Development Group, by Shuster Laboratories, Inc., a division of Specialized Technology Resources, Inc., a global provider of supply chain services, corporate social responsibility, and consulting services.  Mrs. Griffin’s education includes a Bachelor’s degree from Boston College University and a Masters Degree from the John McCormack Graduate School of Global Studies and Public Policy at the University of Massachusetts, Boston, MA.

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

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in TTI's annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and others officers during 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonuses	Stock Awards ($’s)(1)	Option Awards ($000’s)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000)	Total ($)

David Reichman,	2015	1	-	-0-	$-	-	-	-	1
CEO	2014	1	-	-0-	-				1

Kathy Griffin,	2015	1	-	-0-	-				1
President	2014	1	-	-0-	-	-	-	-	1
__________
(1)	Stock issuances have been made to both Mr. Reichman and Mrs. Griffin as compensation for their continued work and support of Tree Top, without salary.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2012. Mr. Reichman’s salary remained at $500,000 for 2012. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors.   Due to Mr. Reichman’s continued willingness to forego his salary payment while the Company attempts to raise capital, the Board of Directors decided to issue 675,000 shares of Tree Top common stock to Mr. Reichman on August 12, 2012. On December 29, 2012, the board and Mr. Reichman agreed that the Company would continue to receive his services through December 31, 2014, at an annual salary of $1.00, said agreement has been extended through December 31, 2016.

The Board also determined the compensation for Mrs. Griffin, President, based on her undeterred commitment to Tree Top. Her salary remained at $180,000 in 2012. Due to the fact that Mrs. Griffin was willing to forego her salary for the entire year of 2012, and any bonus due her, the Board of Directors issued 255,000 shares of common stock to Mrs. Griffin on August 12, 2012. Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position. On December 29, 2012, the board and Mrs. Griffin agreed that the company would continue to receive her services through December 31, 2014, at an annual salary of $1.00. Mrs. Griffin agreement has been extended through December 31, 2016 on a part time basis as needed.

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

Director Compensation

The members of the Board of Directors are compensated by grants of stock and options, in lieu of cash payments. The Directors were issued 100,000 shares of common stock in July, 2013.   They were not issued any options. No compensation was provided to the Board of Directors during 2014 or 2015.

Director Summary Compensation Table

2011
Name and Principal Position	Year		Bonus ($)	Stock Awards ($’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($’s)

David Reichman, Chairman/Director	2015	-	-	-	-	-	-	-	-
Frank Benintendo, Treasurer/Director	2015	-	-	-	-	-	-	-	-
Don Gilbert, Secretary/Director	2015	-	-	-	-	-	-	-	-
Kathy Griffin, Director	2015	-	-	-	-	-	-	-	-
Robert Hantman, Director	2015	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
David I. Reichman	-	N/A	N/A	$-	N/A
Kathy M. Griffin	-	N/A	N/A	$-	N/A
Donald H. Gilbert	-	N/A	N/A	$-	N/A
Frank Benintendo	-	N/A	N/A	$-	N/A
Robert Hantman	-	N/A	N/A	$-	N/A

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

The aggregate amount of the loans outstanding and due to Mr. Reichman and Mrs. Griffin, is $791,819 and $756,483 as of December 31, 2015 and 2014 respectively. They are both non-interest bearing, due on demand payables as well as 5% interest bearing notes due on January 15, 2016. At December 31, 2015 and 2014, the balances due each officer are as follows: Mr. Reichman: $585,149 and $549,813, respectively, and Mrs. Griffin: $206,670 and $206,670, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Scrudato & Co., PA served as the Company’s independent registered public accounting firm for the year ended December 31, 2015 and 2014..

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2015 were as follows:

Audit Fees	$14,600
Audit Related Fees	-
All Other Fees	-
Total Fees	$14,600

Fees for professional services rendered to the Company during the fiscal years ended December 31, 2014 were as follows:

Audit Fees	$14,600
Audit Related Fees	-
All Other Fees	-
Total Fees	$14,600

Audit Fees: The audit fees for the fiscal years ended December 31, 2015 and 2014 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: There were no audit-related fees during the fiscal years ended December 31, 2015 and December 31, 2014.

Tax Fees: No fees were billed to the Company.

All Other Fees: There were no fees billed in the fiscal years ended December 31, 2015 and 2014 for products and services provided by the independent auditors, other than the services reported above under other captions of this Item 14.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

☐	Report of Scrudato & Co., PA Independent Registered Public Accounting Firm

☐	Consolidated Balance Sheets as of December 31, 2015 and 2014

☐	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014

☐	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2015 and 2014

☐	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

☐	Notes to Consolidated Financial Statements

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

TREE TOP INDUSTRIES, INC.

Dated: April 28, 2016	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 28, 2016
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 28, 2016
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: April 28, 2016
Donald Gilbert,
Director & Treasurer