Form 10-Q
period 2016-03-31
TREE TOP INDUSTRIES, INC.
filed 2016-05-12
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2016

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

As of April 15, 2016, the number of shares outstanding of the registrant’s class of common stock was 84,250,890.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.
Consolidated Balance Sheets
ASSETS

	March 31,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$64,631	108
Accounts receivable	-	-
Marketable securities	117,929	106,144

Total Current Assets	182,561	106,252

PROPERTY AND EQUIPMENT (NET)	2,666	2,995

TOTAL ASSETS	$185,227	$109,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	944,214	928,289
Accrued interest payable	330,857	309,249
Private Placement Deposits	50,000	-
Asset retirement obligation	101,250	101,250
Due to officers and directors	172,768	164,105
Notes Payable	37,700	-
Notes payable- in default	277,340	270,840
Current portion of long-term debt-related party	3,000	741,015
Current portion of long-term debt	-	807,382

Total Current Liabilities	1,917,129	3,322,130

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	741,015	-
Notes payable (less current portion)	763,181	-

Total Long-Term Liabilities	1,504,196	-

Total Liabilities	3,421,325	3,322,130

STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 0 issued	-	-
Common stock, par value $0.001 per share,
100,000,000 shares authorized; 92,250,890
issued, 84,250,890 outstanding, respectively	92,251	92,251
Additional paid-in-capital	149,091,909	149,088,549
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income	88,054	77,593
Retained (Deficit)	(150,332,311)	(150,295,275)

Total Stockholders' (Deficit)	(3,236,097)	(3,212,882)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$185,227	$109,247

The accompanying notes are an integral part of these consolidated finacial statements.

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Operations

	For the
	Three Months Ended
	March 31,
	2016	2015

REVENUES, net	-	1,126

COST OF SALES, net	377	8,764

GROSS PROFIT/(LOSS)	(377)	(7,638)

OPERATING EXPENSES

General and administrative	47,833	28,051
Compensation and professional fees	34,677	32,564
Depreciation	329	706

Total Operating Expenses	82,838	61,321

OPERATING LOSS	(83,215)	(68,959)

OTHER INCOME (EXPENSES)

Gain on debt forgiveness	-	-
Interest income & other income	-	-
Gain/(loss) on marketable securities	73,747	-
Interest expense	(27,568)	(25,676)

Total Other Income (ExpenseS)	46,179	(25,676)

LOSS BEFORE INCOME TAXES	(37,036)	(94,635)

INCOME TAX EXPENSE	-	-

NET LOSS	$(37,036)	$(94,635)

OTHER COMPREHENSIVE INCOME
(LOSS) net of taxes
Unrealized gain (loss) on held for
sale marketable securities	10,461	4,195

COMPREHENSIVE LOSS	$(26,575)	$(90,440)
BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	84,250,890	84,250,890

The accompanying notes are an integral part of these consolidated finacial statements.

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Cash Flows

	For the
	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(37,036)	(94,635)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	330	705
(Gain)/Loss on marketable securities	(73,747)	-
Imputed interest on loan	3,360	3,360
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	-	1,259
Increase (decrease) in accounts payable and accrued expenses	37,531	67,365

Net Cash Used in Operating Activities	(69,562)	(21,946)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from sale of marketable securities	73,747	-
Cash paid for marketable securities	(1,325)	-

Net Cash provided by (used in) Investing Activities	72,422	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received for stock subscriptions	50,000
Cash received from notes payable	3,000	16,500
Cash paid to related party loans	(53,319)	(18,500)
Cash received from related party loans	61,982	22,804

Net Cash Provided by (Used in) Financing Activities	61,663	20,804

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,523	(1,142)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$64,631	$547

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$(10,461)	$(4,195)

The accompanying notes are an integral part of these consolidated finacial statements.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Tree Top Industries, Inc. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the first quarter of 2016 that would have a material effect on the accounting policies of the Company when adopted.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016
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

The oil and gas interests were purchased with the issuance of 4,668,530 shares and were valued at market value at the grant date as $513,538. However at December 31, 2012, due to a mechanics lien and impairment of title to the assets, the Company impaired the recorded cost, leaving no value associated with the acquisition. The Company recorded an impairment on long lived assets in the amount of $513,538.

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

	3/31/2016	12/31/2015

Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:
Balance, December 31, 2015	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, March 31, 2016	$0

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale
The Company purchased marketable securities during 2012, 2015 and 2016. The Company's marketable securities are classified as "available for sale". Accordingly, the Company originally recognizes the shares at the market value purchased. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder's equity. Realized gains and losses are included in earnings. Also other than temporary impairments are recorded as a loss on marketable securities in the statements of operations.

Marketable securities are as follows at March 31, 2016:

Balance at December 31, 2015:	$106,144
Change in market value at March 31, 2016	11,785
Balance at March 31, 2016:	$117,929

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2016 and December 31, 2015.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s  Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3
Marketable Securities – 2016	117,929	-0-	-0-
Marketable Securities – 2015	106,144	-0-	-0-
Notes payable - 2016	-0-	-0-	1,822,236
Notes payable - 2015	-0-	-0-	1,819,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 31, 2016 and December 31, 2015:

Notes payable
Balance, December 31, 2015	$1,819,236
Note issuances	3,000
Note payments	(,-0-)
Balance, March 31, 2016	$1,822,236

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at March 31, 2016 and December 31, 2015.

Accounts Receivable/Allowances for Doubtful Accounts
The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible.  Management will analyze the need for an allowance for doubtful accounts at that time. As of March 31, 2016 and December 31, 2015, there are no allowances recorded.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2016 and 2015, no common equivalent shares were excluded from the calculation and as of March 31, 2016, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Three Months	For the Three Months
	Ended March 31,	Ended March 31,
	2016	2015
Income (Loss) (numerator)	$(37,036)	$(94,635)
Shares (denominator)	84,250,890	84,250,890
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016
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

Concentrations of Credit Risk
During the quarter ended March 31, 2016, the Company had no oil revenues and no accounts receivable.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at March 31, 2016 and December 31, 2015 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2017 and are unsecured.

Due to officers as of March 31, 2016 and December 31, 2015 totals $172,768 and $164,105, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first three months of 2016 Mr. Reichman advanced $61,982 to the Company to cover operating expenses, and was repaid $53,319. During the first three months of 2015 Mr. Reichman advanced $22,804, to the Company and was repaid $18,500. At March 31, 2016 and December 31, 2015, the balances due Mr. Reichman are $172,768 and $164,105, respectively.

During the first three months of 2016 and the year ended December 31, 2015, a board member advanced $3,000 and $31,800, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due in October 2017. The total notes payable to this board member at March 31, 2016 and December 31, 2015 amount to $116,300 and $113,300, respectively.

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)
NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and October 2017. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At March 31, 2016 and December 31, 2015, notes payable amounted to $1,884,759 and $1,807,397, respectively. Below is a table summarizing the notes owed by the Company.

	Interest	Interest Expense	Interest Expense
Principal	Rate	3/31/2016	12/31/2015	Maturity

$19,000	8.00%	380	1520	10/1/2017
5,099	5.00%	64	255	10/1/2017
32,960	5.00%	412	1648	10/1/2017
37,746	5.00%	484	1936	10/1/2017
107,000	5.00%	1355	5420	10/1/2017
388,376	5.00%	4855	19419	10/1/2017
192,000	0.00%	3360	13440	On Demand(1)
18,000	6.00%	270	1080	09/01/2002
30,000	6.00%	450	1800	09/12/2002
25,000	5.00%	313	1252	08/31/2000
40,000	7.00%	700	2800	07/10/2002
5,000	6.00%	75	300	10/28/2013
62,500	6.00%	938	3750	1/16-8/16
65,340	6.00%	982	3920	1/14-10/15
409,920	5.00%	5124	20496	10/1/2017
11,125	5.00%	139	556	10/1/2017
200,000	5.00%	2500	10000	10/1/2017
6,670	5.00%	83	334	1/31/2016
82,500	6.00%	1238	4950	3/14-12/16
34,800	6.00%	513	1129	10/1/2017
49,200	6.00%	814	1107	04/14-9/16
$1,822,236		25,049,	97,112

Note payable activity in the three months ended March 31, 2016:

On January 22, 2016, the Company executed a note payable to an individual and board member in the total amount of $3,000, interest accrues at 6% per annum, unsecured, due after 12 months of execution
(1)	Imputed interest due to 0% interest rate

TREE TOP INDUSTRIES, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the quarter ended March 31, 2016, there were no common stock issuances.

During the three months ended March 31, 2016, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360, with an increase in paid in capital.

During the three months ended March 31, 2016, the Company did not issue any stock options or warrants.

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

NOTE 8 – MATERIAL AGREEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report except as follows:

On April 7, 2016, the Board of Directors announced their intension to effect a 10 for 1 forward stock split, and change the authorized common shares to 100,000,000 shares during the 2nd Quarter 2016. On May 10, 2016, the forward stock split became effective, and because the effective date was prior to the filing of this 10Q report, the stock split has been recorded retroactively in the financials statements and the 10Q for March 31, 2016. Also on April 7, 2016 the Company’s Board of Directors authorized a Series A Preferred Stock that will have super voting power.

During April 2016, the Company drafted and offered a Private Placement Memorandum (PPM) to international investors, which will be open to raise capital until June 30, 2016, with the option of an additional 30 day extension. The Company has received $350,000 from subscription agreements through the date of filing of this report.

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

On December 31, 2012, Tree Top and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 4,668,530 shares of Tree Top’s common stock as described in the asset purchase agreement. The shares were valued at $.110 per share, based on the weighted average trading price of the common stock over the ten trading days prior to the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and$3,600,000 respectively.  TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000.  Finally, several gun sight patents were also acquired from ARUR.  TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells.  At the same time, both Tree Top Industries, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase.  The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patents was also not readily assessable as to value and no purchase price was allocated to this asset. Also due to the mechanics lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies as of March 31, 2016 and for the three months then ended.

Overview of Business

During the 2nd quarter 2013, the Company commenced its oil and gas operations, and have brought 13 wells into production to date. It specializes in the utilization of modern technologies with known resources to enhance project output.  The company has a working interest of 75% of a lease in S.E. Kansas.  This lease has approximately 13 working wells out of a total of 30 well, and a natural gas pipeline that is currently shut down, that is also located in Kansas.

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

On February 26, 2016, the Company entered into a non-binding letter of intent with Go Fun Group Holdings, Ltd, (“Go Fun”) an integrated O2O (online to offline) supply-chain facilitated company, which operates in the retail restaurant and online food service business sectors and is based in Hong Kong, to continue discussions and work on a mutual agreeable transaction and business plan, including a potential private placement for raising capital.  Go Fun is also engaged in the ‘Green’ food sourcing and logistics business, working with sustainable, local companies to further the science of healthy food preparation. Go Fun’s retail entries include traditional Chinese, Italian, and Japanese Steakhouse restaurants. The purpose of the ongoing exchange between TTII and Go Fun is to explore possible synergies, and facilitate investment in or acquisition of several of Go Fun’s operating units and/or assets. The Company is involved in continued discussions with Go Fun and is engaged in due diligence processes with its professionals.

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

Employees

As of May 13, 2016 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015:

We realized revenues of $0 during the three months ended March 31, 2016 and $1,126 during the three months ended March 31, 2015. The decrease in our oil revenues were a factor of suspending our oil pumping operations in the first quarter 2015 until oil prices improve. Our oil operations expenses totaled $377 for the three months ended March 31, 2016 compared to $8,764 in the comparative quarter last year. Our general operating expenses increased from $ 61,321 in 2015 to $82,838 in 2016. The crease was primarily the result of increased travel expenses associated with out due diligence activities in Hong Kong. General and administrative expenses increased from $28,051 to $47,833 or 71%. Compensation and professional fees increased by $2,113, due to the increase in accounting and auditing fees associated with getting current with our annual and quarterly filings.

Our net loss decreased by $57,599 from $(94,635) in 2015 to a loss of $(37,036) in 2016. The primary reason for this improvement was the realized gain on marketable security sales of $73,747 during the quarter. We expect that our losses will continue to be approximately $15,000 per month until we are able to establish a larger revenue flow from our oil & gas leases, or other operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016 we had cash on hand of $64,631 compared to $108 at December 31, 2015. We used cash in our operations of $(69,562) in 2016 compared to cash used of $(21,946) in 2015.  We generated cashflow from investing activities during 2015 of $72,422, compared to $0 for the same quarter in 2015. We (paid back)/raised $8,663 and $4,304 from related party loans in 2016 and 2015, and $3,000 and $16,500 from other notes payable, respectively.  We also collected $50,000 from the receipt of stock subscriptions during the quarter compared to $0 in the prior year. We anticipate that we will continue to have a negative cash flow from operations of approximately $15,000 per month for 2016. We do not have sufficient cash on hand at March 31, 2016 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction when oil prices increase, and raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the three months ended March 31, 2016, the Company’s working capital deficit decreased from $(3,215,878) to $(1,734,568), an decrease of 54%, due to the extension of several long term notes that had become current or in default. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(1,283,568), a 60% decrease over 2015.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Tree Top intends to continue its pursuit to increase revenues from our oil generating leases when oil prices improve, or find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Tree Top is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Tree Top’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Tree Top would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,734,568) would cause Tree Top to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

None

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company's auditors have included a "Going Concern Qualification" in their report for the year ended December 31, 2015. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The "Going Concern Qualification" may make it substantially more difficult to raise capital.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of March 31, 2016 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the three months ended March 31, 2016 without registration:

There were no share issuances during this quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to an individual, unsecured with interest of 6% per annum, unpaid to date and in default	5,000

Note payable to an LLC, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Various Notes payable to a Trust, unsecured with interest accruing at 6% per annum, unpaid to date and in default	86,500

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	67,840

Totals	$277,340

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

Dated: May 12, 2016	TREE TOP INDUSTRIES, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 12, 2016
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 12, 2016
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 12, 2016
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: May 12, 2016
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: May 12, 2016
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: May 12, 2016
Mike Valle, Director