Form 10-Q
period 2016-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2016-08-15
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended
June 30, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number:000-10210

GLOBAL TECH INDUSTRIES GROUP, INC.
(Exact name of registrant as specified in its charter)

NEVADA	83-0250943
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

511 Sixth Avenue, suite 800 New York, NY 10011
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

As of July 15, 2016, the number of shares outstanding of the registrant’s class of common stock was 84,347,980.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TREE TOP INDUSTRIES, INC.
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$12,081	108
Accounts receivable	-	-
Prepaid expenses	5,000	-
Marketable securities	115,427	106,144

Total Current Assets	132,509	106,252

PROPERTY AND EQUIPMENT (NET)	2,336	2,995

TOTAL ASSETS	$134,845	$109,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$930,598	928,289
Accrued interest payable	352,476	309,249
Private Placement Deposits	370,000	-
Asset retirement obligation	101,250	101,250
Due to officers and directors	-	164,105
Notes Payable	31,300	-
Notes payable- in default	283,740	270,840
Current portion of long-term debt-related party	3,000	741,015
Current portion of long-term debt	-	807,382

Total Current Liabilities	2,072,364	3,322,130

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	680,519	-
Notes payable (less current portion)	763,181	-

Total Long-Term Liabilities	1,443,700	-

Total Liabilities	3,516,064	3,322,130

STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 and 0 issued	1	-
Common stock, par value $0.001 per share,
350,000,000 shares authorized; 94,445,070 and 92,250,890
issued, 84,445,070 and 84,250,890 outstanding, respectively	92,445	92,251
Additional paid-in-capital	149,201,485	149,088,549
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income	88,291	77,593
Retained (Deficit)	(150,587,440)	(150,295,275)

Total Stockholders' (Deficit)	(3,381,218)	(3,212,882)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$134,845	$109,247

The accompanying notes are an integral part of these consolidated financial statements.

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Operations

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES, net	-		-	1,126

COST OF SALES, net	-	226	377	8,990

GROSS PROFIT/(LOSS)	-	(226)	(377)	(7,864)

OPERATING EXPENSES

General and administrative	62,785	26,410	110,618	54,461
Compensation and professional fees	165,145	13,116	199,822	45,680
Depreciation	329	706	658	1,412

Total Operating Expenses	228,259	40,232	311,097	101,553

OPERATING LOSS	(228,259)	(40,458)	(311,474)	(109,417)

OTHER INCOME (EXPENSES)

Gain on debt forgiveness	-	-	-	-
Interest income & other income	301	-	301	-
Gain/(loss) on marketable securities	(603)	-	73,144	-
Interest expense	(26,568)	(26,203)	(54,136)	(51,879)

Total Other Income (ExpenseS)	(26,870)	(26,203)	19,309	(51,879)

LOSS BEFORE INCOME TAXES	(255,129)	(66,661)	(292,165)	(161,296)

INCOME TAX EXPENSE			-	-

NET LOSS	$(255,129)	$(66,661)	$(292,165)	$(161,296)

OTHER COMPREHENSIVE INCOME
/(LOSS) net of taxes
Unrealized gain (loss) on held for
sale marketable securities	237	3,550	10,698	7,745

COMPREHENSIVE LOSS	$(254,892)	$(63,111)	$(281,467)	$(153,551)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	84,445,070	84,250,890	84,347,980	84,250,890

 The accompanying notes are an integral part of these consolidated financial statements.

TREE TOP INDUSTRIES, INC.
Consolidated Statements of Cash Flows

	For the
	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(292,165)	(161,296)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	659	1,411
(Gain)/Loss on marketable securities	(73,144)	-
Imputed interest on loan	6,720	6,720
Shares issued for services	106,411
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	(5,000)	2,385
Increase (decrease) in accounts payable and accrued expenses	45,533	98,898

Net Cash Used in Operating Activities	(210,986)	(51,882)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from sale of marketable securities	75,884	-
Cash paid for marketable securities	(1,325)	-

Net Cash provided by (used in) Investing Activities	74,559	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received for stock subscriptions	370,000
Cash received from notes payable	3,000	40,700
Cash paid to related party loans	(430,819)	(42,700)
Cash received from related party loans	206,219	52,635

Net Cash Provided by (Used in) Financing Activities	148,400	50,635

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,973	(1,247)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$12,081	$442

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$(10,698)	$(7,745)

 The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
No accounting pronouncements were issued during the second quarter of 2016 that would have a material effect on the accounting policies of the Company when adopted.

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016
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

The oil and gas interests were purchased with the issuance of 46,685,300 shares and were valued at market value at the grant date as $513,538. However at December 31, 2012, due to a mechanics lien and impairment of title to the assets, the Company impaired the recorded cost, leaving no value associated with the acquisition. The Company recorded an impairment on long lived assets in the amount of $513,538.

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

The asset retirement obligation is as follows:
	6/30/2016	12/31/2015

Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:
Balance, December 31, 2015	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, June 30, 2016	$0

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

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at June 30, 2016:

Balance at December 31, 2015:	$106,144
Change in market value at June 30, 2016	9,284
Balance at June 30, 2016:	$115,428

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

o
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

o	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2016 and December 31, 2015.
Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s  Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3
Marketable Securities – 2016	115,428	-0-	-0-
Marketable Securities – 2015	106,144	-0-	-0-
Notes payable - 2016	-0-	-0-	1,822,236
Notes payable - 2015	-0-	-0-	1,819,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2016 and December 31, 2015:

Notes payable
Balance, December 31, 2015	$1,819,236
Note issuances	3,000
Note payments	(60,496)
Balance, June 30, 2016	$1,761,740

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at June 30, 2016 and December 31, 2015.

Accounts Receivable/Allowances for Doubtful Accounts
The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. As of June 30, 2016 and December 31, 2015, there are no allowances recorded.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2016 and 2015, no common equivalent shares were excluded from the calculation and as of June 30, 2016, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Six months	For the Six Months
	Ended June 30,	Ended June 30,
	2016	2015
Income (Loss) (numerator)	$(292,165)	$(161,296)
Shares (denominator)	84,347,980+	84,250,890
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016
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

Concentrations of Credit Risk
During the quarter ended June 30, 2016, the Company had no oil revenues and no accounts receivable.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at June 30, 2016 and December 31, 2015 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2017 and are unsecured.

Due to officers as of June 30, 2016 and December 31, 2015 totals $-0- and $164,105, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first Six months of 2016 Mr. Reichman advanced $206,216 to the Company to cover operating expenses, and was repaid $430,819. During the first Six months of 2015 Mr. Reichman advanced $52,635, to the Company and was repaid $42,700. At June 30, 2016 and December 31, 2015, the balances due Mr. Reichman are $-0- and $164,105, respectively.

During the first Six months of 2016 and the year ended December 31, 2015, a board member advanced $3,000 and $31,800, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due in October 2017. The total notes payable to this board member at June 30, 2016 and December 31, 2015 amount to $116,300 and $113,300, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)
NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and October 2017. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At June 30, 2016 and December 31, 2015, notes payable amounted to $1,822,236 and $1,807,397, respectively. Below is a table summarizing the notes owed by the Company.

		Interest Rate	Interest Expense	Interest Expense
Principal			6/30/16	12/31/2015	Maturity

	$19,000	8.00%	760	1520	10/1/2017
	5,099	5.00%	128	255	10/1/2017
	32,960	5.00%	824	1648	10/1/2017
	37,746	5.00%	968	1936	10/1/2017
	107,000	5.00%	2,710	5420	10/1/2017
	388,376	5.00%	9,709	19419	10/1/2017
	192,000	0.00%	6,720	13440	On Demand(1)
	18,000	6.00%	540	1080	09/01/2002
	30,000	6.00%	900	1800	09/12/2002
	25,000	5.00%	626	1252	08/31/2000
	40,000	7.00%	1,400	2800	07/10/2002
	5,000	6.00%	150	300	10/28/2013
	62,500	6.00%	1,875	3750	1/16-8/16
	65,340	6.00%	1,960	3920	1/14-10/15
	409,920	5.00%	10,248	20496	10/1/2017
	11,125	5.00%	278	556	10/1/2017
	200,000	5.00%	5,000	10000	10/1/2017
	6,670	5.00%	167	334	1/31/2016
	82,500	6.00%	2,476	4950	3/14-12/16
	34,800	6.00%	1,044	1129	10/1/2017
	49,200	6.00%	1,476	1107	04/14-9/16
	$1,822,236		49,900	97,112

Note payable activity in the six months ended June 30, 2016:

On January 22, 2016, the Company executed a note payable to an individual and board member in the total amount of $3,000, interest accrues at 6% per annum, unsecured, due after 12 months of execution

(1)	Imputed interest due to 0% interest rate

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
June 30, 2016
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the quarter ended June 30, 2016, the Company issued 194,180 shares for services valued at $106,411.

During the Six months ended June 30, 2016, the Company recorded imputed interest on a non-interest bearing note in the amount of $6,720, with an increase in paid in capital.

During the six months ended June 30, 2016, the Company did not issue any stock options or warrants.

 On April 7, 2016, the Board of Directors announced their intension to effect a 10 for 1 forward stock split, and change the authorized common shares to 350,000,000 shares, and on May 10, 2016, the forward stock split became effective. The stock split has been recorded retroactively in the financials statements and the 10Q for June 30, 2016.

During April 2016, the Company drafted and offered a Private Placement Memorandum (PPM), which will be open to raise capital until June 30, 2016, with the option of an additional 30 day extension. The Company has received $370,000 from subscription agreements through the date of filing of this report.

ISSUANCES OF PREFERRED STOCK

Pursuant to the Articles of Incorporation of the Company, there was initially authorized 50,000 shares of Series A Preferred Stock. On April 7, 2016 the Company’s Board of Directors created out of the Series A Preferred Stock, 1,000 Series A Preferred shares with the following features:
a)
Super voting power, wherein the 1,000 shares have the right to vote in the amount equal to fifty-one percent (51%) of the total vote with respect to any proposal relating to (i) increasing the authorized share capital of the Company, and (ii) effecting any forward stock split of the Company’s authorized, issued or outstanding shares of capital stock, and (iii) any other matter subject to a shareholder vote.
b)
No entitlement to dividends.
c)
No liquidation preferences.
d)
No conversion rights.
e)
Automatic Redemption Rights upon certain triggers, to be redeemed at par value.

The Board of Directors also authorized the issuance of all 1,000 Series A Preferred shares to David Reichman, CEO, for no consideration.

NOTE 7 - LEGAL ACTIONS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; TREE TOP INDUSTRIES, INC.; and TTII Oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and TTII’s management is assessing how to proceed at this time. No monetary claims have been asserted against Global Tech or TTII Oil & Gas, Inc. The District Court of Chautauqua County, Kansas decided that the Board of American Resource Technologies, Inc., acted improperly and set aside the Acquisition Agreement as null and void. Management is consulting with legal counsel to evaluate the company options.

NOTE 8 – MATERIAL AGREEMENTS

On February 26, 2016, the Company announced in an 8-K, that on February 15, 2016, the Company entered into a non-binding letter of intent with Go Fun Group Holdings, Ltd, (“Go Fun”) an integrated O2O (online to offline) supply-chain facilitated company, which operates in the retail restaurant and online food service business sectors and is based in Hong Kong, to continue discussions and work on a mutual agreeable transaction and business plan, including a potential private placement for raising capital. Go Fun is also engaged in the ‘Green’ food sourcing and logistics business, working with sustainable, local companies to further the science of healthy food preparation. Go Fun’s retail entries include traditional Chinese, Italian, and Japanese Steakhouse restaurants. The purpose of the ongoing exchange between the Company and Go Fun is to explore possible synergies, and facilitate investment in or acquisition of several of Go Fun’s operating units and/or assets.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report except as follows:

In July 2016, the Company authorized and issued approximately 7.7 million shares for stock subscriptions received in the amount of $370,000, and approximately 19 million shares for services rendered.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Global Tech’s consolidated financial condition, results of operations and business. These statements include, among others:

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

a)	volatility or decline of Global Tech’s stock price; potential fluctuation of quarterly results;

b)	Potential fluctuation of quarterly results;

c)	failure to earn revenues or profits;

d)	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;

e)	failure to commercialize our technology or to make sales;

f)	decline in demand for our products and services;

g)	Rapid adverse changes in markets;

h)	litigation with or legal claims and allegations by outside parties against TTII, including but not limited to challenges to intellectual property rights;

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to TREE TOP INDUSTRIES, INC., and on May 26, 2016, the name was changed to GLOBAL TECH INDUSTRIES GROUP, INC..  GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly-owned subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC.  NetThruster, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (BAT”), Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc. are also wholly-owned subsidiaries of GLOBAL TECH INDUSTRIES GROUP, INC. Several of these subsidiaries have been formed by us in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

On December 31, 2012, the Company and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all of the assets of ARUR for a purchase price of $513,538, which was paid in the form of 4,668,530 shares of the Company’s common stock as described in the asset purchase agreement. The shares were valued at $.110 per share, based on the weighted average trading price of the common stock over the ten trading days prior to the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and$3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, several gun sight patents were also acquired from ARUR. TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells. At the same time, both GLOBAL TECH INDUSTRIES GROUP, INC. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patents was also not readily assessable as to value and no purchase price was allocated to this asset. Also due to the mechanics lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies as of June 30, 2016 and for the six months then ended.

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

GLOBAL TECH INDUSTRIES GROUP, INC. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc.

On February 26, 2016, the Company entered into a non-binding letter of intent with Go Fun Group Holdings, Ltd, (“Go Fun”) an integrated O2O (online to offline) supply-chain facilitated company, which operates in the retail restaurant and online food service business sectors and is based in Hong Kong, to continue discussions and work on a mutual agreeable transaction and business plan, including a potential private placement for raising capital. Go Fun is also engaged in the ‘Green’ food sourcing and logistics business, working with sustainable, local companies to further the science of healthy food preparation. Go Fun’s retail entries include traditional Chinese, Italian, and Japanese Steakhouse restaurants. The purpose of the ongoing exchange between the Company and Go Fun is to explore possible synergies, and facilitate investment in or acquisition of several of Go Fun’s operating units and/or assets. The Company is currently involved in continued discussions with Go Fun and is engaged in due diligence processes with its professionals.

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

RESULTS OF OPERATIONS
Results of Operations for the Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015:

We realized revenues of $0 during the three months ended June 30, 2016 and 2015, due to our oil pumping operations being suspended in the first quarter 2015, until oil prices improve. Our oil operations expenses totaled $0 and $226 for the three months ended June 30, 2016 and 2015, respectively. Our general operating expenses increased from $ 40,232 in 2015 to $228,259 in 2016. The increase was primarily the result of increased expenses paid to our professionals to get the Company current in its filings and increased travel expenses related to due diligence. General and administrative expenses increased from $26,410 to $62,785 or 238%. Compensation and professional fees increased by $152,029.

Our net loss increased by $188,468 from $(66,661) in 2015 to a loss of $(255,129) in 2016. The primary reason for this decrease was the increase activity in the Company with our professionals and in relation to our due diligence travel expenses. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a larger revenue flow from our oil & gas leases, or other operations.

Results of Operations for the Six months Ended June 30, 2016, Compared to Six months Ended June 30, 2015:

We realized revenues of $0 during the six months ended June 30, 2016 and $1,126 during the six months ended June 30, 2015. The decrease in our oil revenues were a factor of suspending our oil pumping operations in the first quarter 2015 until oil prices improve. Our oil operations expenses totaled $377 for the six months ended June 30, 2016 compared to $8,990 in the comparative quarter last year. Our general operating expenses increased from $ 101,553 in 2015 to $311,097 in 2016. The increase was primarily the result of increased travel expenses associated with out due diligence activities in Hong Kong. General and administrative expenses increased from $54,461 to $110,618 or 200%. Compensation and professional fees increased by $154,142, due to the increase in accounting and auditing fees associated with getting current with our annual and quarterly filings.

Our net loss decreased by $130,869 from $(161,296) in 2015 to a loss of $(292,165) in 2016. The primary reason for this decrease was the increased expenses with travel and our professionals despite the realized gain on marketable security sales of $73,747 during the quarter. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a larger revenue flow from our oil & gas leases, or other operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016 we had cash on hand of $11,973 compared to $108 at December 31, 2015. We used cash in our operations of $(210,986) in 2016 compared to cash used of $(51,882) in 2015. We generated cash-flow from investing activities during 2016 of $74,559, compared to $0 for the same quarter in 2015. We (paid back)/raised $(224,600) and $9,935 from related party loans in 2016 and 2015, and $3,000 and $40,700 from other notes payable, respectively. We also collected $370,000 from the receipt of stock subscriptions during the six month period of 2016 compared to $0 in the prior year. We anticipate that we will continue to have a negative cash flow from operations of approximately $15,000 per month for 2016. We do not have sufficient cash on hand at June 30, 2016 to cover our negative cash flow. We will attempt to increase our revenues from oil & gas extraction when oil prices increase, and raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, but is not allowed to remove them from our books and records due to accounting regulations.

During the six months ended June 30, 2016, the Company’s working capital deficit decreased from $(3,215,878) to $(1,939,855), a decrease of 40%, due to the extension of several long term notes that had become current or in default. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(1,488,855), a 54% decrease over 2015.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to increase revenues from our oil generating leases when oil prices improve, or find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,939,855) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of June 30, 2016 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations over Internal Controls

Global Tech’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Global Tech have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; TREE TOP INDUSTRIES, INC.; and TTII oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and Global Tech’s management is assessing how to proceed at this time. No monetary claims have been asserted against Global Tech or TTII Oil & Gas, Inc. The District Court of Chautauqua County, Kansas decided that the Board of American Resource Technologies, Inc., acted improperly and set aside the Acquisition Agreement as null and void. Management is consulting with legal counsel to evaluate the company options.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the six months ended June 30, 2016 without registration:

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

_________________
(1)
Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(15)	Filed April 22, 2016 as an exhibit to a Form 8 – K and incorporated herein by reference.

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2016	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 12, 2016
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 12, 2016
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 12, 2016
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: August 12, 2016
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: August 12, 2016
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: August 12, 2016
Mike Valle, Director