Form 10-Q
period 2016-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2016-11-14
CIK 356590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended
September 30, 2016

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

As of September 15, 2016 the number of shares outstanding of the registrant’s class of common stock was 109,327,990.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$44,276	108
Accounts receivable	-	-
Prepaid expenses	73,500	-
Marketable securities	128,878	106,144

Total Current Assets	246,655	106,252

PROPERTY AND EQUIPMENT (NET)	2,008	2,995

TOTAL ASSETS	$248,663	$109,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$806,161	928,289
Accrued interest payable	374,095	309,249
Private Placement Deposits	-	-
Asset retirement obligation	101,250	101,250
Due to officers and directors	43,481	164,105
Notes Payable	21,800	-
Notes payable- in default	293,240	270,840
Current portion of long-term debt-related party	3,000	741,015
Current portion of long-term debt	-	807,382

Total Current Liabilities	1,643,027	3,322,130

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	741,015	-
Notes payable (less current portion)	763,181	-

Total Long-Term Liabilities	1,504,196	-

Total Liabilities	3,147,223	3,322,130

STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 and 0 issued	1	-
Common stock, par value $0.001 per share,
350,000,000 shares authorized; 122,327,990 and 92,250,890
issued, 109,327,990 and 84,250,890 outstanding, respectively	122,327	92,251
Additional paid-in-capital	157,491,779	149,088,549
Unearned ESOP shares	(2,176,000)	(2,176,000)
Accumulated other comprehensive income	101,742	77,593
Retained (Deficit)	(158,438,408)	(150,295,275)

Total Stockholders' (Deficit)	(2,898,560)	(3,212,882)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$248,663	$109,247

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.
Consolidated Statements of Operations

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES, net	-		-	1,126

COST OF SALES, net	-	-	377	8,990

GROSS PROFIT/(LOSS)	-	-	(377)	(7,864)

OPERATING EXPENSES

General and administrative	729,182	28,523	839,800	82,984
Compensation and professional fees	7,094,846	10,563	7,294,668	56,243
Depreciation	330	572	988	1,984

Total Operating Expenses	7,824,358	39,658	8,135,455	141,211

OPERATING LOSS	(7,824,358)	(39,658)	(8,135,832)	(149,075)

OTHER INCOME (EXPENSES)

Gain on debt forgiveness	-	-	-	-
Interest income & other income	2	-	303	-
Gain/(loss) on marketable securities	-	-	73,144	-
Interest expense	(26,612)	(26,590)	(80,748)	(78,469)

Total Other Income (ExpenseS)	(26,610)	(26,590)	(7,301)	(78,469)

LOSS BEFORE INCOME TAXES	(7,850,968)	(66,248)	(8,143,133)	(227,544)

INCOME TAX EXPENSE			-	-

NET LOSS	$(7,850,968)	$(66,248)	$(8,143,133)	$(227,544)

OTHER COMPREHENSIVE INCOME/(LOSS) net of taxes
Unrealized gain (loss) on held for
sale marketable securities	13,451	3,689	24,149	11,434

COMPREHENSIVE LOSS	$(7,837,517)	$(62,559)	$(8,118,984)	$(216,110)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.00)	$(0.09)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	104,284,353	84,250,890	91,041,945	84,250,890

The accompanying notes are an integral part of these consolidated financial statements.

 GLOBAL TECH INDUSTRIES GROUP, INC.
Consolidated Statements of Cash Flows

	For the
	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,143,133)	(227,544)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	988	1,984
(Gain)/Loss on marketable securities	(73,144)	-
Imputed interest on loan	10,080	10,080
Shares issued for services	7,879,727
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	-	2,385
Increase (decrease) in accounts payable and accrued expenses	42,805	136,083

Net Cash Used in Operating Activities	(282,677)	(77,012)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from sale of marketable securities	75,884	-
Cash paid for marketable securities	(1,415)	(1,931)

Net Cash provided by (used in) Investing Activities	74,469	(1,931)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from share issuances	370,000
Cash received from notes payable	3,000	54,200
Cash paid to related party loans	(476,172)	(56,200)
Cash received from related party loans	355,548	79,362

Net Cash Provided by (Used in) Financing Activities	252,376	77,362

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,168	(1,581)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,276	$108

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$24,149	$(11,434)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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
September 30, 2016
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

The asset retirement obligation is as follows:
	9/30/2016	12/31/2015

Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:
Balance, December 31, 2015	$0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, September 30, 2016	$0

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

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at September 30, 2016:

Balance at December 31, 2015:	$106,144
Change in market value at September 30, 2016	22,734
Balance at September 30, 2016:	$128,878

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2016 and December 31, 2015.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3
Marketable Securities – 2016	128,878	-0-	-0-
Marketable Securities – 2015	106,144	-0-	-0-
Notes payable - 2016	-0-	-0-	1,822,236
Notes payable - 2015	-0-	-0-	1,819,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2016 and December 31, 2015:

Notes payable
Balance, December 31, 2015	$1,819,236
Note issuances	3,000
Note payments	-0-
Balance, September 30, 2016	$1,822,236

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NetThruster, Inc., BioEnergy Applied Technologies Inc., GoHealthMD, Inc., MLN, Inc., Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc. All subsidiaries of the Company except TTII Oil & Gas, Inc. and TTII Strategic Acquisitions, currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at September 30, 2016 and December 31, 2015.

Accounts Receivable/Allowances for Doubtful Accounts
The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. As of September 30, 2016 and December 31, 2015, there are no allowances recorded.

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

Basic and Diluted Loss per Share
The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2016 and 2015, no common equivalent shares were excluded from the calculation and as of September 30, 2016, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Nine months	For the Nine months
	Ended September 30,	Ended September 30,
	2016	2015
Income (Loss) (numerator)	$(8,143,133)	$(227,544)
Shares (denominator)	91,041,945+	84,250,890
Basic and diluted income (loss) per share	$(0.09)	$(0.00)

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016
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

Concentrations of Credit Risk
During the quarter ended September 30, 2016, the Company had no oil revenues and no accounts receivable.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at September 30, 2016 and December 31, 2015 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2017 and are unsecured.

Due to officers as of September 30, 2016 and December 31, 2015 totals $43,481 and $164,105, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first Nine months of 2016 Mr. Reichman advanced $355,548 to the Company to cover operating expenses, and was repaid $476,172. During the first Nine months of 2015 Mr. Reichman advanced $79,362, to the Company and was repaid $56,200. At September 30, 2016 and December 31, 2015, the balances due Mr. Reichman are $43,481 and $164,105, respectively.

During the first Nine months of 2016 and the year ended December 31, 2015, a board member advanced $3,000 and $54,200, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due in October 2017. The total notes payable to this board member at September 30, 2016 and December 31, 2015 amount to $116,300 and $113,300, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)
NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with original due dates between August 2000 and October 2017. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At September 30, 2016 and December 31, 2015, notes payable amounted to $1,822,236 and $1,807,397, respectively. Below is a table summarizing the notes owed by the Company.

	Interest Rate	Interest Expense	Interest Expense
Principal		9/30/16	12/31/2015	Maturity

$19,000	8.00%	1,140	1520	10/1/2017
5,099	5.00%	292	255	10/1/2017
32,960	5.00%	1,236	1648	10/1/2017
37,746	5.00%	1,452	1936	10/1/2017
107,000	5.00%	4,065	5420	10/1/2017
388,376	5.00%	14,583	19419	10/1/2017
192,000	0.00%	10,080	13440	On Demand(1)
18,000	6.00%	810	1080	09/01/2002
30,000	6.00%	1,350	1800	09/12/2002
25,000	5.00%	939	1252	08/31/2000
40,000	7.00%	2,100	2800	07/10/2002
5,000	6.00%	225	300	10/28/2013
62,500	6.00%	2,812	3750	1/16-8/16
65,340	6.00%	2,940	3920	1/14-10/15
409,920	5.00%	15,522	20496	10/1/2017
11,125	5.00%	417	556	10/1/2017
200,000	5.00%	7,500	10000	10/1/2017
6,670	5.00%	250	334	1/31/2016
82,500	6.00%	3,714	4950	3/14-12/16
34,800	6.00%	1,566	1129	10/1/2017
49,200	6.00%	2,214	1107	04/14-9/16
$1,822,236		75,207	97,112

Note payable activity in the nine months ended September 30, 2016:

On January 22, 2016, the Company executed a note payable to an individual and board member in the total amount of $3,000, interest accrues at 6% per annum, unsecured, due after 12 months of execution

(1)	Imputed interest due to 0% interest rate

GLOBAL TECH INDUSTRIES GROUP, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2016
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

ISSUANCES OF COMMON STOCK

During the Nine months ended September 30, 2016, the Company issued 22,361,680 shares for services valued at $8,053,237.

During the Nine months ended September 30, 2016, the Company issued 7,715,420 shares for cash of $370,000 in a private placement.

During the Nine months ended September 30, 2016, the Company recorded imputed interest on a non-interest bearing note in the amount of $10,080, with an increase in paid in capital.

During the nine months ended September 30, 2016, the Company did not issue any stock options or warrants.

On April 7, 2016, the Board of Directors announced their intension to effect a 10 for 1 forward stock split, and change the authorized common shares to 350,000,000 shares, and on May 10, 2016, the forward stock split became effective. The stock split has been recorded retroactively in the financials statements and the 10Q for September 30, 2016.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to our critical accounting policies as of September 30, 2016 and for the nine months then ended.

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

In May of 2013, TTII Oil and Gas Inc. with the help of its Operator, Clark Energy, Inc., opened up the wells on the Ownbey Lease for production. Upon opening up the lease for production, TTII Oil & Gas, Inc.’s Operator ran into several problems with the lease. It came to the company’s attention that the previous Operator, Aesir Energy Inc., owned and operated by Eric Oden, (son to the previous President and CEO, Fred Oden III, of American Resource Technologies, Inc.) had left the lease in sub-standard condition. Due to this fact, many repairs had to be made to the equipment on the lease that kept the company from being able to get the full benefit of the lease. During 2013 and 2014, the Company extracted oil from its Kansas oil wells, however in early 2015 with the steady decline of oil prices over the past two years, Management has determined that the costs to extract oil would exceed the revenues generated to an extent that it was necessary to suspend oil operations. Subsequent to the suspension of oil and gas operation, a Kansas Court ruled that the purchase agreement with ARUR would be nullified. In the wake of this decision, the Company’s management and the Board are considering appropriate steps to take, but will not be continuing our oil and gas operations in the future.

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

RESULTS OF OPERATIONS
Results of Operations for the Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015:

We realized revenues of $0 during the three months ended September 30, 2016 and 2015, due to our oil pumping operations being suspended in the first quarter 2015, until oil prices improve. Our oil operations expenses totaled $0 for the three months ended September 30, 2016 and 2015, respectively. Our general operating expenses increased from $ 39,658 in 2015 to $7,824,358 in 2016. The increase was primarily the result of shares issued for services incurred by our professionals, consultants and directors, as part of the effort to get the Company current in its filings and from the increased travel expenses related to due diligence. General and administrative expenses increased from $28,523 to $729,182 due to the value of the shares issued to the employee benefit plan.

Our net loss increased by $7,788,720 from $(62,248) in 2015 to a loss of $(7,850,968) in 2016. The primary reason for this decrease was the result of the value of the shares issued for services and consulting expenses by our professionals and directors. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a consistent revenue source. Management and the Board are considering multiple options currently available.

Results of Operations for the Nine months Ended September 30, 2016, Compared to Nine months Ended September 30, 2015:

We realized revenues of $0 during the nine months ended September 30, 2016 and $1,126 during the nine months ended September 30, 2015. The decrease in our oil revenues were a factor of suspending our oil pumping operations in the first quarter 2015 until oil prices improve. Our oil operations expenses totaled $377 for the nine months ended September 30, 2016 compared to $8,990 in the comparative quarter last year. Our general operating expenses increased from $ 141,211 in 2015 to $8,135,455 in 2016. The increase was primarily the result of shares issued for services incurred by our professionals, consultants and directors, as part of the effort to get the Company’s filings current and increased travel expenses associated with our due diligence activities in Hong Kong. General and administrative expenses increased from $82,984 to $839,800 due mostly to the issuance of shares to the employee benefit plan.. Compensation and professional fees increased by $7,238,425, due to the issuance of shares to our professionals for their services in assisting the company in getting current with our annual and quarterly filings, as well as legal and consulting services in connection with our letter of intent.

Our net loss decreased by $7,915,589 from $(216,110) in 2015 to a loss of $(8,143,133) in 2016. The primary reason for this decrease is discussed above. We expect that our losses will continue to be approximately $20,000 per month until we are able to establish a larger revenue flow from our oil & gas leases, or other operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016 we had cash on hand of $44,276 compared to $108 at December 31, 2015. We used cash in our operations of $(282,677) in 2016 compared to cash used of $(77,012) in 2015. We generated cash-flow from investing activities during 2016 of $74,469, compared to $(1,931) for the same quarter in 2015. We (paid back)/raised $(120,624) and $23,162 from related party loans in 2016 and 2015, and $3,000 and $54,200 from other notes payable, respectively. We also collected $370,000 from the receipt of stock issuances pursuant to a Private Placement Memorandum during the nine month period of 2016 compared to $0 in the prior year. We anticipate that we will continue to have a negative cash flow from operations of approximately $15,000 per month for 2016. We do not have sufficient cash on hand at September 30, 2016 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the nine months ended September 30, 2016, the Company’s working capital deficit decreased from $(3,215,878) to $(1,396,372), a decrease of 43%, due to the extension of several long term notes that had become current or in default. If the old payables and notes that have exceeded the statute of limitations were removed from the calculation, the working capital deficit would be $(945,372), a 71% decrease over 2015.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,396,372) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2016 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following shares of common stock were issued during the nine months ended September 30, 2016 without registration:

During the Nine months ended September 30, 2016, the Company issued 7,715,420 shares for cash of $370,000 in a private placement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to an individual, unsecured with interest of 6% per annum, unpaid to date and in default	5,000

Note payable to an LLC, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Various Notes payable to a Trust, unsecured with interest accruing at 6% per annum, unpaid to date and in default	109,900

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	60,340

Totals	$293,240

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

Dated: November 14, 2016	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 14, 2016
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 14, 2016
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 14, 2016
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: November 14, 2016
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: November 14, 2016
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: November 14, 2016
Mike Valle, Director