Form 10-K
period 2016-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2017-04-17
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

Commission file number 000-10210

GLOBAL TECH INDUSTRIES GROUP, INC.

(Formerly Tree Top Industries, Inc.)

Nevada	83-0250943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

511 Sixth Avenue, Suite 800 New York, New York	10011
(Address of principal executive offices)	(Zip Code)

212.204.7926
Registrant’s telephone number, including
area code:

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (all as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $10,260,000 as of April 13, 2016 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 114,527,990 shares outstanding of the registrant’s common stock as of April 15, 2017.

PART I

ITEM 1. BUSINESS

General

Global Tech Industries Group, Inc. (“Global Tech”, “GTII” , “we”. “our”, “us”, “the Company”, “management”) is a Nevada corporation which has been operating under several different names since 1980.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. On July 7, 2017, Tree Top Industries, Inc. changed its name to Global Tech Industries Group, Inc. GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Global Tech Industries Group, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (“BAT”), Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc., and TTII Oil & Gas, Inc., a Delaware corporation all were formed by Global Tech in the anticipation of technologies, products, or services being acquired. G T International, Inc. a Nevada corporation is an also wholly-owned subsidiary of Global Tech Industries Group, Inc, existing as a Wyoming corporation. Not all subsidiaries are currently active.

Effective August 12, 2009, Global Tech completed a stock exchange with BAT, BioEnergy Systems Management Inc., Wimase Limited and Energetic Systems Inc., LLC. whereby Global Tech acquired 100% of the issued and outstanding stock of BAT. BAT is the originator of various proprietary, clean-tech, environmentally friendly technologies and intellectual properties in the areas of hazardous waste destruction, energetic materials, chemical recycling processes, and coal gasification. BAT also maintains unique electrolytic technology that simplifies the production of bio fuels, specifically biodiesel and its byproducts. Global Tech acquired all the issued and outstanding shares of BAT. Global Tech issued 35,000 shares of its common stock, par value $.001 per share, to the stockholders of BAT in exchange for the transfer of all the issued and outstanding shares of common stock of BAT by such stockholders.

The Company also owns NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”). On January 28, 2011, the Board of Directors of Global Tech adopted resolutions approving the disposition by the Company of all the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster Delaware”), in a spin-off to Global Tech’s shareholders on a pro rata basis (the “Spin-Off”). Thereafter, NetThruster Delaware would be owned by Global Tech’s shareholders. David Reichman, the CEO of Global Tech was named Chairman of the Board, CEO and CFO of NetThruster Delaware. Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster Delaware is comprised of David Reichman and Kathy Griffin. On February 9, 2011, Global Tech entered into a distribution agreement with NetThruster Delaware (the “Distribution Agreement”). The Spin-Off is governed by the Distribution Agreement. A copy of the Distribution Agreement is attached by reference. The Spin-Off was disclosed in a Form 8-K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity. Subsequently, management and the board of directors agreed to postpone the spin-off indefinitely

On May 25, 2011Global Tech signed a licensing agreement with WorldWithoutBlindness (“WWB”) for the right to market and sell their patented eye screening equipment on a global basis outside the United States, for a period of two years. Eye Care Centers International, Inc, was formed to support the further growth and development of (“WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world. The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old. This agreement was extended an additional two years through May 25, 2015.

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of shares of Global Tech’s common stock as described in the asset purchase agreement, which was disclosed in a Form 8 – K and is attached as an exhibit incorporated by reference. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. At December 31, 2012, due to the lien, the Company impaired the recorded cost, leaving no value associated with the acquisition. See Note 11 for detail of the assets acquired from ARUR. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Tree Top Industries, Inc.; and TTII oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter. No monetary claims have been asserted against Global Tech or TTII Oil & Gas, Inc. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. As of this writing the case has not yet been decided.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Pursuant to the Agreement, GTII acquired all the issued and outstanding capital stock of Sky Sovereign (F&B), Ltd., Heartful Blessing Catering Investment Ltd., Shichirin Food & Beverage Corporation Ltd. and Go Inside Kitchen Ltd. for up to 73% of the issued and outstanding shares of GTII. The aforementioned companies (the “Companies”) were acquired from Go F&B Holdings Ltd. (the “Seller”), a subsidiary of GoFun Group, Ltd., for 10% of the issued and outstanding shares of common stock of GTII, as of December 30, 2016. Additionally, the Seller may acquire up to an additional 63% of the issued and outstanding shares of common stock of GTII as of December 30, 2016, if certain thresholds have been met.

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. On July 7, 2016, Tree Top Industries, Inc. changed its name to Global Tech Industries Group, Inc. GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly-owned subsidiary of Global Tech Industries Group, Inc. NetThruster, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (BAT”), Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc, all were formed by Global Tech in the anticipation of technologies, products or services being acquired. G T International, Inc. is a wholly owned subsidiary of Global Tech Industries Group, Inc., existing as a Wyoming corporation. Not all subsidiaries are currently active.

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $1.10 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc. TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells. At the same time, both Global Tech Industries Group, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset. On September 2015, the Chautauqua County Court decided that American Resource Technologies Inc management and Board of Directors improperly acted and rendered the original Agreement a nullity. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. As of this writing the case has not yet been decided.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Pursuant to the Agreement, GTII acquired all the issued and outstanding capital stock of Sky Sovereign (F&B), Ltd., Heartful Blessing Catering Investment Ltd., Shichirin Food & Beverage Corporation Ltd. and Go Inside Kitchen Ltd. for up to 73% of the issued and outstanding shares of GTII. The aforementioned companies (the “Companies”) were acquired from Go F&B Holdings Ltd. (the “Seller”), a subsidiary of GoFun Group, Ltd., for 10% of the issued and outstanding shares of common stock of GTII, as of December 30, 2016. Additionally, the Seller may acquire up to an additional 63% of the issued and outstanding shares of common stock of GTII as of December 30, 2016, if certain thresholds have been met.

Research and Development

Although Global Tech’s staff is limited, it continues to monitor new developments and any emerging technologies.

Intellectual Property

Global Tech’s success depends in part upon its ability to protect its core technology and other intellectual capital. To accomplish this, Global Tech relies on a combination of intellectual property rights, including patents, trade secrets, copyrights, trademarks, domain registrations and contractual protections. With the acquisition of Adesso Biosciences, Global Tech will have acquired two patents, associated intellectual properties, and other proprietary information in the field of molecular science.

With the acquisition of BAT, Global Tech acquired fifteen (15) intellectual properties pertaining to the construction of the mobile configuration and operation of the glyd-arc medical waste destruction unit, as well as an enhanced configuration and novel method for coal gasification.

As of December 31, 2012, pursuant to the ARUR asset purchase agreement, Global Tech purchased eight related patents for various features of a gun sight, as applied to different types of firearms. The Company has not had time to determine any viable use of the patents, and has not assigned a value to this intangible asset. Other than this purchased patent, Global Tech had received no patents in the United States and no patents in foreign jurisdictions. Global Tech has no pending patent applications in the United States and no pending patent applications in foreign jurisdictions. It had received no trademarks and had no pending trademark applications in the United States. It had no pending trademark applications in foreign countries and no non-U.S. trademark applications had been issued.

Global Tech generally controls access to and use of its software and other confidential information through (a) the use of internal and external controls, including physical and electronic security, contractual protections with employees, contractors, customers and partners, and (b) domestic and foreign copyright laws.

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

GoHealthMD Nano Pharmaceuticals, Inc.

Governmental authorities in the U.S. and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of biologic products. All our foreseeable product candidates are expected to be regulated.

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

Restaurant Properties

The Hotel, Restaurant, and Food Service Industries in Hong Kong are subject to many of the same government ordinances and regulations that are prevalent in the United States and other western countries, among them food safety, wages, tips and taxes, child and teen labor, immigration, disabilities protection, proper labelling and storage of food, and applicable building safety codes.

Competition

BAT

There are currently no direct competitors offering this new and novel technology into the waste destruction market. The major companies that deal in hazardous waste management are companies such as Waste Management, Inc. Those companies treat, haul and store hazardous waste in landfills across the country. Some companies destroy hazardous waste, or any carbon-based waste in general, through incineration, which produces a significant carbon footprint and can be as expensive as the storing model. The competitive disadvantage for the BAT process is that it is uncommercialized technology at present, which makes the process of acquiring adequate funding more difficult.

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

Restaurant Properties

The restaurant industry in Hong Kong has been growing rapidly, resulting in a highly competitive landscape. The Hong Kong consumer spends almost 60% of his food budget outside the home, paving the way for a competitive marketplace, as restaurants of all kinds compete for the same dollars. Our restaurants cover several different representations of typical Hong Kong restaurant offerings and the Company believes this diversification will result in positive growth in 2017.

Employees

As of December 31, 2016, we employed two people on a full-time basis. Both employees are in executive positions.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from our customers.

ITEM 2. PROPERTIES

Currently, GTII does not lease, rent or own any property, other than its office which acts only as a mail receipt center.

ITEM 3. LEGAL PROCEEDINGS

During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen’s failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet. Although litigation is inherently unpredictable, GTII is confident in its position, and intends to pursue the action aggressively. GeoGreen has filed a cross-complaint against the Company and its two officers, the Chief Executive Officer and the President, however the charges against the officers were subsequently dismissed with prejudice. A motion was also passed denying GeoGreen’s motion to strike GTIIs request for punitive damages. The Company has dropped its law suit for the time being.

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American resource Technologies, Inc., and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the Agreement. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. As of this writing the case has not yet been decided.

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Global Tech Industries Group, Inc. and TTII oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and GTII’s management is assessing how to proceed at this time. No monetary claims have been asserted against GTII or TTII Oil & Gas, Inc. On the 3rd of February 2017, GTII filed an action for declaratory relief in the Eastern District of New York, for the purpose of recovering the costs, expenses and consideration paid to ARUR for the rights and benefits associated with an Oil and Gas transaction entered into between the parties on December 31st 2012. The action by GTII is predicated on the underlying contract for the sale of the assets of ARUR being vacated by a local Kansas Court on the basis that the company and its officers lacked the authority to enter into the contract. Because of that decision GTII lost all interest in the transaction, their associated benefits and any financial gain that may have been anticipated. Attempts were made to resolve this without litigation but have been unsuccessful. The matter is proceeding accordingly. The Company has made several attempts to recover the shares of GTII, f/k/a TTI stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. As of this writing the case has not yet been decided.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

GTII’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board. (“PINK“) under the symbol “GTII.” Prior to 2010, there was limited trading of GTII’s common stock. Liquidity improved in 2010. The following table sets forth high and low sales prices of GTII common stock for each fiscal quarter for the last two fiscal years as reported by the OTCMarkets., based on closing prices. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The stock prices have been restated for the 10 for 1 forward stock split.

Year Ended December 31, 2015	High	Low
First Quarter ended March 31, 2015	$0.01	$0.01
Second Quarter ended June 30, 2015	$0.01	$0.01
Third Quarter ended September 30, 2015	$0.01	$0.01
Fourth Quarter ended December 31, 2015	$0.01	$0.01

Year Ended December 31, 2016	High	Low
First Quarter ended March 31, 2016	$0.56	$0.16
Second Quarter ended June 30, 2016	$0.76	$0.03
Third Quarter ended September 30, 2016	$0.45	$0.25
Fourth Quarter ended December 31, 2016	$0.38	$0.15

As of April 15, 2016, there were approximately 812 record holders of GTII common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of April 15, 2017, there were 114,527,990 approximately of GTII’s common stock outstanding on record.

Dividends

GTII has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for GTII’s common stock is Old Monmouth Stock Transfer Co., Inc. The Company email address is: www. transferagent@oldmonmouthe.com, and the phone number is 732-872-2727.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2015.

Sales of Our Unregistered Securities during 2016 Not Previously Disclosed

On July 6, 2016, GTII issued 7,715,420 shares for cash of $370,000 on a private placement exemption, that was not registered with the SEC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K may contain “forward-looking statements,” as that term is used in federal securities laws, about Global Tech’s consolidated financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that may be experienced from business activities and certain transactions contemplated or completed; and

●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

a)	volatility or decline of Global Tech’s stock price; potential fluctuation of quarterly results;

b)	potential fluctuation of quarterly results;

c)	failure to earn revenues or profits;

d)	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;

e)	failure to commercialize our technology or to make sales;

f)	decline in demand for our products and services;

g)	rapid adverse changes in markets;

h)	litigation with or legal claims and allegations by outside parties against GTII, including but not limited to challenges to intellectual property rights;

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

PLAN OF OPERATIONS

With the suspension of the Company’s oil operation, and the legal ruling that the oil properties were no longer the property of GTII, the Company has entertained and negotiated additional business ventures. On December 30, 2016, the Company negotiated the acquisition of several restaurants in Hong Kong and intends to expand its operations into that business sector during 2017. The Company continues to investigate the potential acquisitions of other opportunities in order to secure sufficient operations to support its administrative expenses, and will continue to do so in 2017.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

During the 2016 year, with the discontinuance of our oil operations, we realized revenues of $0, compared to $1,126 for 2015. Our oil operating expenses were $377 in 2016 compared to $11,987 in 2015, leaving a gross loss of $(377) and $(10,861), respectively. Much of the oil production expenses were for operator services in suspending operations. Our other operating expenses increased from $191,928 in 2015 to $7,996,611 in 2016. The increase was primarily the result of share based compensation of $7,026,736, issued to various individuals, professional, and management for services provided. General and administrative expenses increased from $124,039 to $938,558 or 691%, due to the expenses related to securing the acquisition of Go Fun. Compensation and professional fees increase by $6,961,305, due to the increased requirements from our professionals and management during 2016 to re-active the Company and get it current in its filings as a registrant, and in pursuing the legal activities disclosed herein. Depreciation expense decreased from $2,458 to $1,317.

Our net loss increased by $7,765,733 to $(8,074,026) in 2016 from $(308,293) in 2015. This translates to a $.08 decrease in loss per share from $(.00) in 2015 to $(0.08) in 2016. Included in our net loss was $7,562,882 and $0, for the value of common stock issued in 2016 and 2015 respectively. Excluding these non-cash expenses, our net loss would have been $511,144 and $308,293, respectively. We expect that our losses may increase in the coming year as we continue to develop our operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had cash on hand of $40,656 compared to $108 at December 31, 2015. We used cash in our operations of $358,180 in 2016 compared to $115,988 in 2015, an 282% increase. We had an increase in cash provided by investing activities in 2016 of $76,400 from the sale of treasury stock, compared to purchases only in 2015. We raised cash of $370,000 from the sale of our common stock or exercises of stock options in 2016 compared to $0 in 2015. However, we raised $450,624 and $118,338 from related party loans in 2016 and 2015, and $3,000 and $81,000 from other notes payable, respectively. We anticipate that we will continue to have a decrease in our cash flow from continuing operations of approximately $10,000 per month for 2017. We do not have sufficient cash on hand at December 31, 2016 to cover our negative cash flow. We will attempt to increase our operating activities and possibly raise capital through the sale of our common stock or through debt financing.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Global Tech has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business. This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available. During 2013, Global Tech was successful in negotiating the conversion of $204,081 in accounts payable and the settlement of officer debt of $3,843,133 for shares of common stock and forgiveness. As of December 31, 2016, there is an amount due to officers and Directors equal to $876,077 as compared to $905,120 as of December 31, 2015, respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand. Our liquidity would decrease materially if any such officer or Director demanded repayment. These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Global Tech shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm the Company’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $3,028,119 would cause GlobalTech to default and, further, would put our continued viability in jeopardy.

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

KSP GROUP, INC.

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Tech Industries Group, Inc.

We have audited the accompanying consolidated balance sheets of Global Tech Industries Group, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Tech Industries Group, Inc. at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KSP Group

Los Angeles, CA

April 17, 2017

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$40,656	108
Prepaid expenses	130,345	-
Marketable securities	115,388	106,144

Total Current Assets	286,389	106,252

Property and Equipment (net)	1,679	2,995

TOTAL ASSETS	$288,068	$109,247

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$860,246	$928,289
Accrued interest payable	395,714	309,249
Asset retirement obligation	101,250	101,250
Due to officers and directors	135,062	164,105
Notes payable- in default	315,040	270,840
Current portion of long-term debt-related party	744,015	741,015
Current portion of long-term debt	763,181	807,382

Total Current Liabilities	3,314,508	3,322,130

Total Liabilities	3,314,508	3,322,130

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued	1	-
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 124,527,990 and 92,250,890 Issued 114,527,990 and 84,250,890 outstanding, respectively	124,527	92,251
Additional paid-in-capital	158,006,082	149,088,549
Unearned ESOP shares	(2,876,000)	(2,176,000)
Accumulated other comprehensive income	88,251	77,592
Retained (Deficit)	(158,369,301)	(150,295,275)

Total Stockholders’ (Deficit)	(3,026,440)	(3,212,883)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$288,068	$109,247

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Operations

	For the
	Years Ended
	December 31,
	2016	2015

REVENUES, net	-	1,126

COST OF SALES, net	377	11,987

GROSS PROFIT/(LOSS)	(377)	(10,861)

OPERATING EXPENSES

General and administrative	938,558	124,039
Compensation and professional fees	7,026,736	65,431
Depreciation	1,317	2,458

Total Operating Expenses	7,996,611	191,928

OPERATING LOSS	(7,966,988)	(202,789)

OTHER INCOME (EXPENSES)

Interest income	303	-
Interest expense	(107,341)	(105,504)

Total Other Income (Expenses)	(107,038)	(105,504)

LOSS BEFORE INCOME TAXES	(8,074,026)	(308,293)

INCOME TAX EXPENSE	-	-

NET LOSS	$(8,074,026)	$(308,293)

OTHER COMPREHENSIVE INCOME
/(LOSS) net of taxes
Unrealized gain (loss) on held for
sale marketable securities	10,659	26,193

COMPREHENSIVE LOSS	$(8,063,367)	$(282,100)
BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	97,912,754	84,250,890

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2016 and 2015

								Accumulated
						Unearned		Other
	Preferred Stock		Common Stock		Additional	ESOP	Retained	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Shares	(Deficit)	Income	Equity

Balance, December 31, 2014	-	$-	92,250,890	$92,251	$149,075,109	$(2,176,000)	$(149,986,982)	$51,400	$(2,944,222)

Imputed interest – loan	-	-	-	-	13,440	-	-		13,440

Unrealized gain on marketable securities								26,192	26,193

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	(308,293)		(308,293)

Balance, December 31, 2015	-	$-	92,250,890	$92,251	$149,088,549	$(2,176,000)	$(150,295,275)	$77,592	$(3,212,883)

Preferred stock issuance	1,000	1							1

Common stock issued for cash			7,715,420	7,715	362,285				370,000

Common stock issued for services			24,561,680	24,561	7,768,664	(700,000)			7,793,225

Imputed interest – loan	-	-	-	-	13,440	-	-		13,440

Unrealized gain on marketable securities								10,659	10,659

Gain on sale of treasury shares					73,144				73,144

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	(8,074,026)		(8,074,026)

Balance, December 31, 2016	1,000	$1	124,527,990	$124,527	$158,006,082	$(2,876,000)	$(158,369,301)	$88,251	$(3,026,440)

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Cash Flows

	For the
	Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(8,074,026)	$(308,293)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,317	2,457
Common stock issued for services rendered	7,562,882	-
Imputed interest on loan	13,440	13,440
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivable	-	2,385
Increase (decrease) in accounts payable and accrued expenses	138,207	174,023

Net Cash Used in Operating Activities	(358,179)	(115,988)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from sale of marketable securities	75,884	-
Cash paid for marketable securities	(1,415)	(1,931)

Net Cash provided by (used in) Investing Activities	74,469	(1,931)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from share issuances	370,000	-
Cash received from notes payable	3,000	81,000
Cash paid to related party loans	(499,366)	(83,000)
Cash received from related party loans	450,624	118,338

Net Cash Provided by Financing Activities	324,258	116,338

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,548	(1,581)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	108	1,689

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,656	$108

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$10,659	$26,193
Stock issued for services	$-	$-

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. On July 7, 2016, Tree Top Industries, Inc. changed its name to Global Tech Industries Group, Inc. GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Global Tech Industries Group, Inc. NetThruster, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (BAT”), Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc., TTII Oil & Gas, Inc., and G T International, Inc. are also wholly owned subsidiaries of Global Tech Industries Group, Inc. Several of these subsidiaries have been formed by us in the anticipation of technologies, products or services being acquired. Not all subsidiaries are currently active.

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $1.10 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc.

During 2016 a Kansas court deemed the acquisition of the oil properties from ARUR as an invalid transaction, therefore all oil and gas operations have ceased and litigation has been commenced (See litigation). The Company intends to continue through legal channels to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Pursuant to the Agreement, GTII acquired all the issued and outstanding capital stock of Sky Sovereign (F&B), Ltd., Heartful Blessing Catering Investment Ltd., Shichirin Food & Beverage Corporation Ltd. and Go Inside Kitchen Ltd. for up to 73% of the issued and outstanding shares of GTII. The aforementioned companies (the “Companies”) were acquired from Go F&B Holdings Ltd. (the “Seller”), a subsidiary of GoFun Group, Ltd., for 10% of the issued and outstanding shares of common stock of GTII, as of December 30, 2016. Additionally, the Seller may acquire up to an additional 63% of the issued and outstanding shares of common stock of GTII as of December 30, 2017, if certain thresholds have been met. As of December 31, 2016, and the date of this report, the shares had not been exchanged with the GoFun shareholders, and due to the contingencies stated in the agreement having not been met, management has determined that the acquisition of GoFun has not been consummated, and has determined not to include the activities of GoFun in these financial statements.

B) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $8,074,026 during the fiscal year ended December 31, 2016 and has an accumulated deficit of $158,369,301. During 2015 the Company incurred losses totaling $308,293 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $3,028,119 and $3,215,878 at the years ended December 31, 2016 and 2015, respectively, and negative cash flow from operations of $358,179 and $115,988.

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

In order for the Company to remain a going concern, it will need to continue to receive funds from equity or debt financing and increase its operating revenues from the oil and gas operations. There can be no assurance that the Company will continue to receive any proceeds from equity offerings or that the Company will be able to obtain the necessary funds to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., BioEnergy Applied Technologies Inc., GoHealthMD, Inc., MLN, Inc., Universal Energy and Services Group, Inc. Sky Entertainment, Inc., Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc, TTII Oil & Gas, Inc., and G T International, Inc. All subsidiaries of the Company, other than TTII Oil & Gas, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2016 and 2015, no excess existed. There were no cash equivalents at December 31, 2016 and 2015.

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

The Company adopted ASC 740 at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F) REVENUE RECOGNITION

We recognize oil production revenues, when the oil is accepted and picked up by our service provider in accordance with ASC 605 Revenue Recognition and Revenue Arrangements with Multiple Deliverables. Revenue is recognized when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

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

With the acquisition of BAT, Global Tech fifteen (15) intellectual properties pertaining to the construction of the mobile configuration and operation of the glyd-arc medical waste destruction unit, as well as an enhanced configuration and novel method for coal gasification. These intangibles have an undefined life as the intellectual property has yet to be commercialized. However, because there are no comparable properties, and because there is no cash-flow being generated from these intangibles, the Company could not determine a fair value at December 31, 2009 and therefore recorded an impairment of the entire capitalized value of $2,275,000.

With the acquisition of the assets of ARUR, the company acquired a patent for a gun sight. Since there was no available determinable value to the patent, no allocation of the purchase price was assigned to the patent. In addition, the Company acquired a 75% working interest in an Oil & Gas lease in the state of Kansas. Subsequent to the acquisition, the previous operator filed a mechanics lien on the property. The Company determined that due to this lien and loss of title to the assets, that the cost allocation to this asset would be written off as an impairment of a long-lived asset. The Company acquired various minority equity ownerships in inactive companies in Brazil and uncollectible receivables, therefore no purchase price allocation was assigned to these assets. No other intangible assets were acquired from this purchase.

I) FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

[ ]	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

[ ]	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

[ ]	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2016 and 2015.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3
Marketable Securities – 2016	115,388	-0-	-0-
Marketable Securities – 2015	106,144	-0-	-0-
Notes payable - 2016	-0-	-0-	$1,822,236
Notes payable - 2015	-0-	-0-	$1,819,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2016 and 2015:

Notes payable

Balance, December 31, 2014	$1,738,236

Note issuances	164,000

Note cancellations/payments	(83,000)

Balance, December 31, 2015	$1,819,237

Note issuances	3,000

Note cancellations/payments	-

Balance, December 31, 2016	$1,822,236

J) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2016 and 2015, no common stock equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2016 and 2015 have also been excluded from the calculation as they were issued but not outstanding.

	For the Years Ended
	December 31,
	2016	2015
Loss (numerator)	$(8,074,026)	$(308,293)
Shares (denominator)	97,912,754	84,250,890
Basic and diluted loss per share	$(.08)	$(.00)

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

L) BENEFICIAL CONVERSION FEATURE OF DEBENTURES AND CONVERTIBLE NOTES.

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

M) IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted FASB ASC 360 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Oil and gas interests accounted for under the full cost method are subject to a ceiling test, described below, and are excluded from this requirement.

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

O) ASSET RETIREMENT OBLIGATIONS

The Company follows FASB ASC 410-20 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

FASB ASC 410-20 requires recognition of the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount.

Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations are related to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas exploration activities.

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

Investments are as follows:
Balance, December 31, 2015	$0
Investments acquired in ARUR asset purchase	0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, December 31, 2016	$0

Q) Marketable Securities-Available for Sale

The Company purchased marketable securities during 2012 and 2015. The Company’s marketable securities are classified as “available for sale”. Accordingly, the Company originally recognizes the shares at the market value purchased. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder’s equity. Realized gains and losses are included in earnings. Also, other than temporary impairments are recorded as a loss on marketable securities in the statements of operations.

R) Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. As of December 31, 2016, and 2015, there are no allowances recorded.

S) Concentrations of Credit Risk

During the year ended December 31, 2015, the Company had one major customer, through which the Company sold 100% of its oil production. Although the Company believes comparable refineries could be contracted to pick up and purchase our oil the loss of this customer could have a temporary negative impact on the Company’s operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at December 31, 2016 and 2015 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2017 and are unsecured. Accrued interest on the officer loans at December 31, 2016 is $136,264.

Due to officers, as of December 31, 2016 and 2015 totals $135,062 and $170,105, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2016 Mr. Reichman advanced $450,624 to the Company to cover operating expenses, and was repaid $499,366. During 2015 Mr. Reichman advanced $118,338, to the Company and was repaid $83,000. At December 31, 2016 and 2015, the balances due Mr. Reichman are $135,062 and $170,105, respectively.

During 2016 and 2015, a board member advanced $3,000 and $31,800, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due one year after the date of the advance or longer if extended. The total notes payable to this board member at December 31, 2016 and 2015 amount to $116,300 and $113,300, respectively. All notes to this officer become due during 2016 and are recorded as current liabilities.

NOTE 4 - FIXED ASSETS

Depreciation expense was $1,317 and $2,458 during the years ended December 31, 2016 and 2015, respectively.

Fixed assets consist of the following:

	2016	2015
Computer equipment	$134,896	$134,896
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	170,396	170,396
Accumulated Depreciation	(168,717)	(167,401)
	$1,679	$2,995

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE:

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and several are in default and are thus classified as current liabilities. At December 31, 2016, notes payable amounted to $1,822,236. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at December 31, 2016 is $16,560.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at December 31, 2016 is $25,099.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at December 31, 2016 is $22,089.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at December 31, 2016 is $41,087.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to January 31, 2016, with monthly installments beginning in 2014 of $5,553, which did not occur. Accrued interest at December 31, 2016 is $68,232.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $13,440 has been imputed for this note in 2016. An offsetting entry to Paid in Capital was made in connection with this adjustment.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000 respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to January 31, 2016, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured. Accrued interest at December 31, 2016 is $5,791.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to January 31, 2016, with monthly installments beginning in 2014 of $1,430, which did not occur. Accrued interest at December 31, 2016 is $17,568.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to January 31, 2016, with monthly installments beginning in 2014 of $468, which did not occur. Accrued interest at December 31, 2016 is $5,752.

On December 3, 2012, the Company executed a note payable to a corporation in the amount of $5,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $5,099, bears interest at 5% per annum, unsecured, extended to January 31, 2016, with monthly installments beginning in 2014 of $71, which did not occur. Accrued interest at December 31, 2016 is $896.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2016 is $5,759.

On February 28, 2013, the Company executed a note payable to a Trust in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and is in default. Accrued interest at December 31, 2016 is $1,150.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2016 is $6,557.

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an individual in the total amount of $27,340, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2016 is $5,868.

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc., to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2016 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% and are extended to January 31, 2016. Accrued interest at December 31, 2016 is $ 136,264.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2016 is $ 16,280.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2016 is $842.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2016 is $1,224.

On January 22, 2014, the Company executed a note agreement with an individual in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2016 is $2,469.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with an individual in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2016 is $3,684.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to January 31, 2016. Accrued interest at December 31, 2016 is $4,947.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust in the total amount of $2,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at December 31, 2016 is $329.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution. Accrued interest at December 31, 2016 is $3,207.

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust in the total amount of $49,200, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at December 31, 2016 is $4,059.

None of the above notes are convertible or have any covenants.

(b)	Additional detail to all Notes Payable is as follows:

	Interest	Interest Expense
Principal	Rate	12/31/2016	12/31/2015	Maturity
$19,000	8.00%	$1,520	$1,520	10/1/17
5,099	5.00%	255	255	10/1/17
32,960	5.00%	1,648	1,648	10/1/17
37,746	5.00%	1,936	1,936	10/1/17
107,000	5.00%	5,420	5,420	10/1/17
388,376	5.00%	19,419	19,419	10/1/17
192,000	0%	13,440	13,440	10/1/17
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,251	1,252	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
5,000	6.00%	300	300	10/28/2013
62,500	6.00%	3,750	3,750	10/1/17
65,340	6.00%	3,920	3,920	1/14-10/15
409,920	5.00%	20,496	20,496	10/1/17
11,125	5.00%	556	556	10/1/17
200,000	5.00%	10,000	10,000	10/1/17
6,670	5.00%	334	334	10/1/17
82,500	6.00%	4,950	4,950	3/14-11/15
34,800	6.00%	2,078	1,129	10/1/17
49,200	6.00%	2,952	1,107	3/16-12/16
$1,822,236		$99,905	$97,112

At December 31, 2016 and 2015, accrued interest on the outstanding notes payable and convertible notes was $395,714 and $309,249, respectively. Interest expense on the outstanding notes amounted to $99,905 and $97,112 for the years ended December 31, 2016 and 2015, including the imputed interest discussed above.

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

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Deferred tax assets and the valuation account are as follows:

	2016	2015
Deferred tax assets:
NOL carryover	$4,816,783	$4,625,997
Valuation allowance	(4,816,783)	(4,625,997)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2016 and 2015.

The components of income tax expense are as follows:

	2016	2015

Book loss	$(8,074,026)	$(308,293)
Stock based compensation	7,562,882	-
Non-deductible expenses	8,252	8,667
Valuation allowance	502,892	299,626
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $12,364,596 and $11,861,704 as of December 31, 2016 and 2015, respectively, which may be offset against future taxable income from 2031 through 2032. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2016	2015

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2016, and 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2016, 2015, 2014, and 2013.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A) NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 750,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 750,000 to 3.50 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. On December 18, 2011, the Board of Directors approved an increase in the Company’s authorized common stock to 10,000,000. On December 28, 2012, the Board of Directors approved a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated for the reverse stock split. As of December 31, 2016, and 2015, 124,527,990 and 92,250,890 shares of common stock are issued and 114,527,990 and 84,250,890 shares are outstanding, respectively. The difference between the issued and outstanding shares are the ESOP shares being held in trust.

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

During 2016, Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock to David Reichman, the Company’s CEO. Mr. Reichman has advance significant capital and expended significant time to the company without compensation. As an effort to give Mr. Reichman security for his advances, the 1,000 shares of preferred were issued. The Series A Preferred Shares have the following features attached:

1)	Non-participating in the dividends to the Common Shareholders
2)	No Liquidation Preference
3)	Voting Rights to include: the right to vote in an amount equal to 51% of the total vote with respect to any proposal relating to (a) increasing the authorized share capital of the Company, (b) effecting any forward stock split of the Company’s authorized, issued or outstanding shares of capital stock, and (c) any other matter subject to a shareholder vote.
4)	No conversion rights
5)	Redemption Rights: The Series A shares shall be automatically redeemed upon (a) Mr. Reichman ceases to serve as an officer or director of the Company, (b) on the date that the Company’s shares or common stock first trade on any national securities exchange

C) ISSUANCES OF COMMON STOCK

On April 1, 2016, the Board of Directors authorized the issuance of 190,418 shares for services, valued at $106,411, the market value of the shares on the day of authorization.

On July 6, 2016, the Board of Directors authorized the issuance of 7,715,420 shares for cash of $370,000, pursuant to a private placement agreement. The shares were valued at $.52 for the agreement.

During July 2016, the Board of Directors authorized the issuance of 22,167,500 shares for services and the ESOP plan valued at $7,946,816, the market price on the day of authorization.

On December 15, 2016, the Board of Directors authorized the issuance of 2,200,000 shares for services valued at $440,000, the market price of the shares upon authorization.

During the twelve months ended December 31, 2016 and 2015, the Company recorded imputed interest on a non-interest bearing note in the amount of $13,440, with an increase in paid in capital.

D) 2007 OMNIBUS STOCK AND INCENTIVE PLAN

On September 24, 2007, the Board of Directors authorized the creation of the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”). The 2007 Plan was approved by the stockholders on November 28, 2007. An aggregate of 60,000 shares of common stock are reserved for issuance and available for awards under the 2007 Plan.

Awards under the 2007 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted units and performance awards. For a complete description of the Plan, see Global Tech’s  Form 8-K filed with the SEC on November 7, 2007.

E) UNEARNED ESOP SHARES

During 2010, the Company issued 2,000,000 shares to a Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $1,100,000.

In December 2011, the Company issued an additional 2,000,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $600,000.

In December 2012, the Company issued an additional 4,000,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $476,000.

In December 2016, the Company issued 2,000,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $700,000.

The total balance at December 31, 2016 and 2015 was $2,876,000 and $2,176,000, respectively.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A) LEASES

Global Tech Industries Group, Inc. currently does not lease, rent or own any property.

B) LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Global Tech has included this amount in accounts payable at December 31, 2016 and 2015.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2016 and 2015.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2016 and December 31, 2015. All the notes payable discussed in this section, were incurred before 2002 and before present management took control of the company.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non-interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2016.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2016.

During April 2012, the Company filed suit in Los Angeles Superior Court against GeoGreen Biofuels, Inc. and related parties, relating to GeoGreen’s failure to repay $192,000 advanced pursuant to a Bridge Loan Term Sheet. Although litigation is inherently unpredictable, GTII is confident in its position, and intends to pursue the action aggressively. GeoGreen has filed a cross-complaint against the Company and its two officers, the Chief Executive Officer and the President, however the charges against the officers were subsequently dismissed with prejudice. A motion was also passed denying GeoGreen’s motion to strike GTII’s request for punitive damages. For the time being GTII has dropped their lawsuit.

Pursuant to the asset purchase agreement with ARUR, the Company has a contingent liability to payback notes payable in the amount of approximately $400,000 if the Company is successful in collecting on certain accounts receivable. If the receivables are not collected, there is no obligation on the Company to pay off the debt.

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Global Tech Industries Group, Inc. and TTII oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and GTII’s management is assessing how to proceed at this time. No monetary claims have been asserted against GTII or TTII Oil & Gas, Inc. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. On the 3rd of February 2017, GTII filed an action for declaratory relief in the Eastern District of New York, for the purpose of recovering the costs, expenses and consideration paid to ARUR for the rights and benefits associated with an Oil and Gas transaction entered into between the parties on December 31st 2012. The action by GTII is predicated on the underlying contract for the sale of the assets of ARUR being vacated by a local Kansas Court on the basis that the company and its officers lacked the authority to enter into the contract. Because of that decision GTII lost all interest in the transaction, their associated benefits and any financial gain that may have been anticipated. Attempts were made to resolve this without litigation but have been unsuccessful. The matter is proceeding accordingly. The Company has made several attempts to recover the shares of GTII, f/k/a TTI stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. As of this writing the case has not yet been decided.

C) EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013 with a salary of $1. Mr. Reichman’s salary has been accruing because Global Tech is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mr. Reichman’s contract has been extended by mutual consent to December 31, 2017.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments. In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Global Tech was without resources to pay the salary increase. This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mrs. Griffin’s employment contract has been extended at December 31, 2012 until December 31, 2013, with a salary of $1. Mrs. Griffin’s contract was extended by mutual consent to December 31, 2017.

NOTE 9 - MARKETABLE SECURITIES – AVAILABLE-FOR-SALE

In May 2012, the Company acquired 2,052 shares of Facebook stock (FB) for $95,256 plus fees. During 2013, the Company sold 1,052 share leaving 1,000 shares held in a trading account. The value of these shares and all others purchased by the Company at December 31, 2016 and 2015 amounted to $115,388 and $106,144, respectively. A 2012 decrease in value, gave rise to an unrealized loss of $40,632 for the year ended December 31, 2012. The Company evaluated the prospects of its investments in relation to the severity and duration of the impairment. Based on that evaluation, the Company consider the shares to be other than temporarily impaired at December 31, 2012, and recorded loss on marketable securities in the statement of operations of $40,632. As of December 31, 2016, and 2015, the company recorded an unrealized gain on the market value of its marketable securities of $88,252 and $77,593, respectively. All unrealized gains in 2016 and 2015 have been recorded as an increase to the marketable securities and an increase to accumulated other comprehensive income in equity.

NOTE 10 - ASSET RETIREMENT OBLIGATION

During 2013, the Company began the re-work project on various well associated with the Ownbey Oil and Gas Lease purchased on December 31, 2012. The Company will be required as part of the purchase of this lease to remediate the Ownbey property upon its abandonment of the lease. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of the liability for an asset retirement obligation in the amount of $101,250. Because the Company does not have a certified valuation report for the Ownbey lease we have not capitalized this cost, but instead have expensed the entire amount during the 2013 year. The following table describes all changes to the Company’s asset retirement obligation liability during 2016:

	December 31,
	2016	2015
Asset retirement obligation-beginning of year	$101,250	$101,250
Liabilities incurred	-	-
Accretion expense	-	-
Revisions in estimated cash flows	-	-
Asset retirement obligation-end of year	$101,250	$101,250

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report other than those reported below.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Pursuant to the Agreement, GTII acquired all the issued and outstanding capital stock of Sky Sovereign (F&B), Ltd., Heartful Blessing Catering Investment Ltd., Shichirin Food & Beverage Corporation Ltd. and Go Inside Kitchen Ltd. for up to 73% of the issued and outstanding shares of GTII. The aforementioned companies (the “Companies”) were acquired from Go F&B Holdings Ltd. (the “Seller”), a subsidiary of GoFun Group, Ltd., for 10% of the issued and outstanding shares of common stock of GTII, as of December 30, 2016. Additionally, the Seller may acquire up to an additional 63% of the issued and outstanding shares of common stock of GTII as of December 30, 2017, if certain thresholds have been met.

Subsequent to this agreement, the Company expected GoFun Group, Ltd. to surrender their shares and perform various activities including providing audited financial statements to be included with Global Tech’s filing. However, GoFun Group has not yet performed on this agreement, and therefore the Company is unable to consummate the agreement and consolidate with the GoFun Group.

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

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

[ ]	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

[ ]	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

[ ]	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2016 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2016 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations over Internal Controls

GTII’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within GTII have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2016, the Board of Directors consisted of six Directors. The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” as defined by SEC rules. In making this determination, the Board has concluded that none of these members has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a Director.

During the fiscal year ended December 31, 2016, the Board of Directors held a total of nine board of directors meeting and one executive committee meeting. Mr. Reichman, Mr. Benintendo, Mr. Gilbert and Mrs. Griffin attended at least 90% of the meetings of the Board of Directors and 100% of the meetings of the committees on which he or she served.

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

Kathy M. Griffin, President of the Company is also a member of the Board of Directors. Mrs. Griffin has been with the Company for over seven years, and has over thirty years of significant professional experience, on the domestic and international scene. Mrs. Griffin has significant experience in marketing, sales, new business development and general business management, both in the United States and internationally. Mrs. Griffin started her career at Superior Brands, where, from December, 1977 to December, 1990, she held several positions, including International Marketing Manager. She was responsible for the successful startup and implementation of the first international joint venture for Superior Brands, Inc. In addition, Mrs. Griffin managed Koning USA, Inc., a consumer products marketing company from 1993 to 2004, and, from January, 2006 to February 2009, was employed as an executive in the New Business Development Group, by Shuster Laboratories, Inc., a division of Specialized Technology Resources, Inc., a global provider of supply chain services, corporate social responsibility, and consulting services. Mrs. Griffin’s education includes a Bachelor’s degree from Boston College University and a Master’s Degree from the John McCormack Graduate School of Global Studies and Public Policy at the University of Massachusetts, Boston, MA.

Frank Benintendo, Secretary has been a Director and Secretary of GTII since 2004. Mr. Benintendo has spent over 40 years in the graphic arts/communication field. Mr. Benintendo is currently the Chief Creative Director of Dale & Thomas Popcorn Inc. From 1999-2000, he was the director of Internet development at ProTeam.Com and from 1998 to 1999 he was responsible for the creative/marketing of a brand driven company to transform each of the company’s niche-market catalog businesses into an e-commerce retailer. Mr. Benintendo’s skills and background were attractive to GTII since the Company has no creative staff. Mr. Benintendo has designed the current GTII logo, designed and updated all stationary, presentation material and marketing tools and has worked several versions of the GTII website, including the current iteration.

Don Gilbert, Treasurer, has been a Director of GTII since November 2006 and a member of the Audit Committee since November 1, 2007. Since 1995, Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation for all 50 States. Mr. Gilbert worked with the U.S. Treasury Department from 1960 to 1994 in various capacities. Mr. Gilbert is a member of the New York State Society of Enrolled Agents. Having worked in the corporate world with executives across the country, Mr. Gilbert has accumulated business connections that may be helpful to Global Tech.

Robert Hantman, Director, resigned in December, 2012. His resignation was disclosed in an 8 – K filing, which is attached here as an exhibit incorporated by reference.

On December 19, 2013, at a meeting of the board of directors of Tree Top Industries, Inc., Mr. Michael Valle and Mr. Gregory Ozzimo were elected to the Board of Directors of Global Tech Industries Group, Inc. (the “Company”) for a term commencing on January 15, 2014 until resignation or shareholder vote of a replacement.

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

The executive officers of GTII are as follows:

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

Code of Conduct

We have adopted a Code of Conduct that governs the required ethical conduct of our Directors, officers and employees. The text of the Code of Conduct has been posted on GTII’s  website and can be viewed at www.Gtii-us.com. Any waiver of the provisions of the Code of Conduct for executive officers and Directors may be made only by the Audit Committee and, in the case of a waiver for members of the Audit Committee, by the Board of Directors. Any such waivers will be promptly disclosed to our shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our Directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and OTCMarkets (“PINK”) initial reports of ownership and reports of changes in ownership of shares of common stock of GTII. Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

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

Stockholders may recommend individuals to the Board for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common shares for at least a year as of the date such recommendation is made. The recommendation should be sent to the Board of Directors, c/o Frank Benintendo, Secretary, Global Tech Industries Group, Inc. 511 Sixth Avenue, Suite 800, New York, N.Y. 10011. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates recommended by our Board or others. If the Board of Directors determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included in the proxy card for the next annual meeting.

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

The Audit Committee has received the written disclosures and the letter from the independent accountant required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence; and

The Audit Committee recommended to the Board of Directors that the audited financial statements be included in GTII’s annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation earned by our Chief Executive Officer and others officers during 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonuses	Stock Awards ($’s) (1)	Option Awards ($000’s)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other compensation (in excess of $10,000)	Total ($)

David Reichman,	2016	1	-	205,000	$-	-	-	-	205,000
CEO	2015	1	-	-0-	-				1

Kathy Griffin,	2016	1	-	205,000	-				205,000
President	2015	1	-	-0-	-	-	-	-	1

(1)	Stock issuances have been made to both Mr. Reichman and Mrs. Griffin as compensation for their continued work and support of Global Tech, without salary.

The Board determined the compensation for David Reichman, Chairman and Chief Executive Officer for 2012. Mr. Reichman’s salary remained at $500,000 for 2012. This is less than the competitive labor market median for someone with his skills and talents, but reflective of the Company’s current cash position. The Company has entered into an employment agreement with Mr. Reichman regarding his responsibility for implementing the policies adopted by the Board of Directors. Due to Mr. Reichman’s continued willingness to forego his salary payment while the Company attempts to raise capital, the Board of Directors decided to issue 675,000 shares of Global Tech common stock to Mr. Reichman on August 12, 2012. On December 29, 2012, the board and Mr. Reichman agreed that the Company would continue to receive his services through December 31, 2014, at an annual salary of $1.00, said agreement has been extended through December 31, 2017.

The Board also determined the compensation for Mrs. Griffin, President, based on her undeterred commitment to Global Tech. Her salary remained at $180,000 in 2012. Due to the fact that Mrs. Griffin was willing to forego her salary for the entire year of 2012, and any bonus due her, the Board of Directors issued 255,000 shares of common stock to Mrs. Griffin on August 12, 2012. Currently, her salary is less than the competitive labor market median for someone in her position, but reflective of the Company’s current cash position. On December 29, 2012, the board and Mrs. Griffin agreed that the company would continue to receive her services through December 31, 2014, at an annual salary of $1.00. Mrs. Griffin agreement has been extended through December 31, 2017.

Employment Agreements

Mr. Reichman’s employment agreement provides for:

[ ]	an eighteen months’ term through December 31, 2017 at an annual base salary of $1;

[ ]	at least one annual salary review by the Board of Directors;

[ ]	participation in any discretionary bonus plan established for senior executives;

[ ]	retirement and medical plans, customary fringe benefits, vacation and sick leave

Mrs. Griffin’s employment agreement provides for:

[ ]	a sixteen-month term through December 31, 2017 at an annual base salary of $1.

[ ]	at least one annual salary review by the Chief Executive Officer;

[ ]	participation in any discretionary bonus plan established for senior executives;

[ ]	retirement and medical plans, customary fringe benefits, vacation and sick leave

Director Compensation

The members of the Board of Directors are compensated by grants of stock and options, in lieu of cash payments. The Directors were issued 500,000 shares of common stock in July, 2016. They were not issued any options. No compensation was provided to the Board of Directors during 2016 or 2015.

Director Summary Compensation Table

Name and Principal Position	Year		Bonus ($)	Stock Awards ($’s)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Compensation (in excess of $10,000)	Total ($’s)

David Reichman, Chairman/Director	2016	-	-	205,000	-	-	-	-	205,000
Frank Benintendo, Treasurer/Director	2016	-	-	205,000	-	-	-	-	205,000
Don Gilbert, Secretary/Director	2016	-	-	205,000	-	-	-	-	205,000
Kathy Griffin, Director	2016	-	-	205,000	-	-	-	-	205,000
Gregory Ozzimo, Director	2016	-	-	205,000	-	-	-	-	205,000

Michael Valle, Director	2016		-	205,000	-	-	-	-	205,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised options (#) (b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date ($) (f)
David I. Reichman	-	N/A	N/A	$-	N/A
Kathy M. Griffin	-	N/A	N/A	$-	N/A
Donald H. Gilbert	-	N/A	N/A	$-	N/A
Frank Benintendo	-	N/A	N/A	$-	N/A
Robert Hantman	-	N/A	N/A	$-	N/A

On August 16, 2011, the Board of Directors authorized the issuance of 579,400 shares of common stock to the officers, directors for the cancellation of all outstanding options, and there are currently no outstanding options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Title of class	Name and address of beneficial owner (1)	Amount of Shares	Nature of beneficial ownership	Percent of class (2)

Common Stock	David Reichman	34,398,900	Direct	30.0

Common Stock	Frank Benintendo	3,433,990	Direct	3.0

Common Stock	Don Gilbert	3,183,990	Direct	2.8

Common Stock	Kathy Griffin	9,310,140	Direct	8.1

Common Stock	Gregory Ozzimo	500,000	Direct	.004

Common Stock	Michael Valle	609,000	Direct	.005

______________II

(1)	In care of Global Tech Industries Group, Inc. 511 Sixth Ave., Suite 800, New York, NY 10011

(2)	Calculated from the total of outstanding shares of common stock as of April 1, 2017 (114,527,990).

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

Mr. Reichman is the principle shareholder in the Company, and has been since 2002. He also operates as the CEO of the company and Chairman of the Board. If not for the continued monetary support of Mr. Reichman, the Company would not have been able to meet its obligations for the last eight years. Mrs. Griffin is a principle shareholder  and is President of the Company. She has operated as President since May 28, 2009.

The aggregate amount of the loans outstanding and due to Mr. Reichman and Mrs. Griffin, is $762,777 and $791,819 as of December 31, 2016 and 2015 respectively. They are both non-interest bearing, due on demand payables as well as 5% interest bearing notes due on October 15, 2017. At December 31, 2016 and 2015, the balances due each officer are as follows: Mr. Reichman: $556,107 and $585,149, respectively, and Mrs. Griffin: $206,670 and $206,670, respectively.

The Company’s Code of Conduct provides that when any potential conflict exists, it must be properly disclosed and an appropriate determination made by the Company. The Chairman and CEO is ultimately responsible for the determination. The Company’s policies and procedures were followed in connection with all the above.

Director Independence

The Board of Directors has determined that each of the Directors, with the exception of Mr. Reichman and Mrs. Griffin, qualifies as “independent” directors, as that term is defined under the FINRA listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

KSP Group served as the Company’s independent registered public accounting firm for the year ended December 31, 2016 and 2015.

Fees for professional services rendered to the Company during the fiscal year ended December 31, 2016 were as follows:

Audit Fees	$12,500
Audit Related Fees	-
All Other Fees	-
Total Fees	$12,500

Fees for professional services rendered to the Company during the fiscal years ended December 31, 2015 were as follows:

Audit Fees	$12,500
Audit Related Fees	-
All Other Fees	-
Total Fees	$12,500

Audit Fees: The audit fees for the fiscal years ended December 31, 2016 and 2015 were for professional services rendered in connection with the audit of the Company’s annual financial statements, assistance with review of documents filed with the SEC, consents and other services required to be performed by our independent registered public accounting firm.

Audit-Related Fees: There were no audit-related fees during the fiscal years ended December 31, 2016 and December 31, 2015.

Tax Fees: No fees were billed to the Company.

All Other Fees: There were no fees billed in the fiscal years ended December 31, 2016 and 2015 for products and services provided by the independent auditors, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Our Board of Directors adopted resolutions in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the deminimus exception described in Section 10A(i)(1)(B) of the Exchange Act. These resolutions authorized our independent auditor to perform audit services required in connection with the annual audit relating to the fiscal years ended December 31, 2016 and 2015. Our Board of Directors also appointed and authorized David Reichman to grant pre-approvals of other audit, audit-related, tax and other services requiring board approval to be performed for us by our independent auditor, provided that the designee, following any such pre-approvals, thereafter reports the pre-approvals of such services at the next following regular meeting of the Board. The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

[ ]	Report of KSP Group, Inc. a CA Independent Registered Public Accounting Firm

[ ]	Consolidated Balance Sheets as of December 31, 2016 and 2015

[ ]	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

[ ]	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2016 and 2015

[ ]	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

[ ]	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Global Tech Industries Group, Inc. as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between Global Tech Industries Group, Inc. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Global Tech Industries Group, Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Global Tech Industries Group, Inc. and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Global Tech Industries Group, Inc. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between Global Tech Industries Group, Inc. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between Global Tech Industries Group, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between Global Tech Industries Group, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between Global Tech Industries Group, Inc. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between Global Tech Industries Group, Ind. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between Global Tech Industries Group, Inc. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of Global Tech Industries Group, Inc. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: April 17, 2017	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 17, 2017
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 17, 2017
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: April 17, 2017
Donald Gilbert,
Director & Treasurer

