Form 10-Q
period 2017-03-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2017-05-12
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

March 31, 2017

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

(212) 204 7926

Registrant’s telephone number, including area code

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of May 15, 2017 the number of shares outstanding of the registrant’s class of common stock was 114,527,990.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,799	$40,656
Accounts receivable	-	-
Prepaid expenses	15,172	130,345
Marketable securities	142,320	115,388

Total Current Assets	180,291	286,389

PROPERTY AND EQUIPMENT (NET)	1,349	1,679

TOTAL ASSETS	$181,640	$288,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$832,720	860,246
Accrued interest payable	417,333	395,714
Shares to be issued	128,634	-
Asset retirement obligation	101,250	101,250
Due to officers and directors	24,198	135,062
Notes Payable	-	-
Notes payable- in default	507,040	315,040
Current portion of long-term debt-related party	-	744,015
Current portion of long-term debt	-	763,181

Total Current Liabilities	2,011,175	3,314,508

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	744,015	-
Notes payable (less current portion)	571,181	-

Total Long-Term Liabilities	1,315,196	-

Total Liabilities	3,326,371	3,314,508

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 and 0 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 124,527,990 and 124,527,990issued, 114,527,990 and 114,527,990 outstanding, respectively	124,527	124,527
Additional paid-in-capital	158,009,442	158,006,082
Unearned ESOP shares	(2,876,00)	(2,876,000)
Accumulated other comprehensive income	115,183	88,251
Retained (Deficit)	(158,517,884)	(158,369,301)

Total Stockholders’ (Deficit)	(3,144,731)	(3,026,440)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$181,640	$288,068

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Operations

	For the
	Three Months Ended
	March 31,
	2017	2016
REVENUES, net	$-	$-

COST OF SALES, net	-	377

GROSS PROFIT/(LOSS)	-	(377)

OPERATING EXPENSES

General and administrative	71,915	47,833
Compensation and professional fees	141,754	34,677
Depreciation	329	329

Total Operating Expenses	213,998	82,838

OPERATING LOSS	(213,998)	(35,215)

OTHER INCOME (EXPENSES)

Gain on debt forgiveness	-	-
Interest income & other income	91,643	-
Gain/(loss) on marketable securities	-	603
Interest expense	(26,228)	(27,568)

Total Other Income (Expenses)	65,415	(26,965)

LOSS BEFORE INCOME TAXES	(148,583)	(110,180)

INCOME TAX EXPENSE	-	-

NET LOSS	$(148,583)	$(110,180)

OTHER COMPREHENSIVE INCOME/(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	26,932	10,461

COMPREHENSIVE LOSS	$(121,650)	$(99,719)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	114,527,990	84,250,890

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows

	For the
	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(148,583)	$(110,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	330
(Gain)/Loss on marketable securities	-	(603)
Imputed interest on loan	3,360	3,360

Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	115,173
Increase (decrease) in accounts payable and accrued expenses	(5,907)	37,531

Net Cash Used in Operating Activities	(35,628)	(69,562)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received from sale of marketable securities	-	73,747
Cash paid for marketable securities	-	(1,325)

Net Cash provided by Investing Activities	-	72,422

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from private placement	128,634	50,000
Cash received from notes payable	-	3,000
Cash paid to related party loans	(220,275)	(53,319)
Cash received from related party loans	109,412	61,982

Net Cash Provided by Financing Activities	17,771	61,663

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,857)	64,523

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,656	108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$22,799	$64,631

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$26,932	$10,461

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Item 2 below. All significant inter-company balances and transactions have been eliminated.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

Recent Accounting Pronouncements

No accounting pronouncements were issued during the first quarter of 2017 that would have a material effect on the accounting policies of the Company when adopted.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

The asset retirement obligation is as follows:

	3/31/2017	12/31/2016
Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:

Balance, December 31, 2016	$0
Realized gains and losses	-
Unrealized gains and losses	-
Balance, March 31, 2017	$0

Marketable Securities-Available for Sale

The Company purchased marketable securities and these marketable securities are classified as “available for sale”. Accordingly, the Company originally recognizes the shares at the market value purchased. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains or losses are reported as Other Comprehensive Income and as a separate component of stockholder’s equity. Realized gains and losses are included in earnings. Also, other than temporary impairments are recorded as a loss on marketable securities in the statements of operations.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at March 31, 2017:

Balance at December 31, 2016:	$115,388
Change in market value at March 31, 2017	26,932
Balance at March 31, 2017:	$142,320

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2017 and December 31, 2016.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3
Marketable Securities – 2017	142,320	-0-	-0-
Marketable Securities – 2016	115,388	-0-	-0-
Notes payable - 2017	-0-	-0-	1,822,236
Notes payable - 2016	-0-	-0-	1,822,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 31, 2017 and December 31, 2016:

Notes payable
Balance, December 31, 2016	$1,822,236
Note issuances	-0-
Note payments	-0-
Balance, March 31, 2017	$1,822,236

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at March 31, 2017 and December 31, 2016.

Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. As of March 31, 2017 and December 31, 2016, there are no allowances recorded.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2017 and 2016, no common equivalent shares were excluded from the calculation and as of March 31, 2017, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

	For the Three months
	Ended March 31, 2017	Ended March 31, 2016
Income (Loss) (numerator)	$(148,583)	$(110,180)
Shares (denominator)	114,527,990	84,250,890
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

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

Concentrations of Credit Risk

During the quarter ended March 31, 2017, the Company had no oil revenues and no accounts receivable.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at March 31, 2017 and December 31, 2016 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2018 and are unsecured.

Due to officers as of March 31, 2017 and December 31, 2016 totals $24,198 and $135,062, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first three months of 2017 Mr. Reichman advanced $109,412 to the Company to cover operating expenses, and was repaid $220,275. During the first three months of 2016 Mr. Reichman advanced $61,982 to the Company and was repaid $53,319.

During the first three months of 2017 and the year ended December 31, 2016, a board member advanced $0 and $3,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due in October 2018. The total notes payable to this board member at March 31, 2017 and December 31, 2016 amount to $116,300 and $116,300, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with due dates between August 2000 and October 2018. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At March 31, 2017 and December 31, 2016, notes payable amounted to $1,822,236 and $1,822,236, respectively. Below is a table summarizing the notes owed by the Company.

		Interest Expense	Interest Expense
Principal	Interest Rate	3/31/17	3/31/2016	Maturity
5,099	5.00%	64	64	10/5/2018
32,960	5.00%	412	412	10/5/2018
37,746	5.00%	484	484	10/5/2018
107,000	5.00%	1,355	1,355	10/5/2018
388,376	5.00%	4,855	4,855	10/5/2018
192,000	0.00%	3,360	3,360	1/31/2017
18,000	6.00%	270	270	09/01/2002
30,000	6.00%	450	450	09/12/2002
25,000	5.00%	313	313	08/31/2000
40,000	7.00%	700	700	07/10/2002
5,000	6.00%	75	75	10/28/2013

409,920	5.00%	5,124	5,124	10/5/2018
11,125	5.00%	139	139	10/5/2018
200,000	5.00%	2,500	2,500	10/5/2018
6,670	5.00%	83	83	10/5/2018
116,300	6.00% & 8.00%	1,840	1,829	10/5/2018
147,840	6.00%	2,218	2,218	3/14-11/15
49,200	6.00%	738	814	03/16-12/16
$1,822,236		24,980	25,049

(1)	Imputed interest due to 0% interest rate

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

NOTE 6 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the three months ended March 31, 2017, there were no common stock issuances.

During the three months ended March 31, 2017, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360, with an increase in paid in capital.

During the nine months ended March 31, 2017, the Company did not issue any stock options or warrants.

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

Organizational History

We were incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc. On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into Health, Inc., a Delaware corporation. Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

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

Overview of Business

We were incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc. On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into Health, Inc., a Delaware corporation. Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

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

Employees

As of May 13, 2017 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016:

We realized revenues of $0 during the three months ended March 31, 2017 and 2016, due to our oil pumping operations being suspended in the first quarter 2015, until oil prices improve. Our oil operations expenses totaled $0 and 377 for the three months ended March 31, 2017 and 2016, respectively. Our general operating expenses increased from $ 83,838 in 2016 to $213,998 in 2017. The increase was primarily the result of legal and consulting fees incurred by our professionals and consultants, as part of the effort to get the Company current in its filings and operations.

Our net loss increased by $38,403 from$110,180 in 2016 to a loss of $148,583 in 2017. The primary reason for this increase was the result of legal and consulting fees incurred by our professionals and consultants. We expect that our losses will continue until we are able to establish a consistent revenue source. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017 we had cash on hand of $22,799 compared to $40,656 at December 31, 2016. We used cash in our operations of $(35,628) in 2017 compared to cash used of $(69,562) in 2016. We generated cash-flow from investing activities during 2017 of $0, compared to $72,422 for the same quarter in 2016. We (paid back)/raised $(110,864) and $8,663 from related party loans in 2017 and 2016, and $0 and $3,000 from other notes payable, respectively. We also collected $128,634 pursuant to a Private Placement Memorandum during the three month period of 2017 compared to $50,000 in the prior year. We anticipate that we will continue to have a negative cash flow from operations for 2017. We do not have sufficient cash on hand at March 31, 2017 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the three months ended March 31, 2017, the Company’s working capital deficit decreased from $(3,028,119) to $(1,830,885), a decrease of 60%, due to the extension of several long term notes that had become current or in default.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,830,885) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

None

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2016. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult to raise capital.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. Amercian Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; GLOBAL TECH INDUSTRIES GROUP, INC.; and TTII Oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and Global Tech’s management is assessing how to proceed at this time. No monetary claims have been asserted against Global Tech or TTII Oil & Gas, Inc. The District Court of Chautauqua County, Kansas decided that the Board of American Resource Technologies, Inc., acted improperly and set aside the Acquisition Agreement as null and void. Management is consulting with legal counsel to evaluate the company options.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock issued during the three months ended March 31, 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to an individual, unsecured with interest of 6% per annum, unpaid to date and in default	5,000

Note payable to an LLC, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Various Notes payable to a Trust, unsecured with interest accruing at 6% per annum, unpaid to date and in default	131,700

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	60,340

Notes payable to an individual, unsecured with interest accruing at 0% per annum, unpaid to date and in default	192,000

Totals	$571,181

None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC.and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between fand GeoGreen Biofuels, Inc.(5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Asia Pacific Capital Corporation(6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC.and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and AGS Capital Group, dated August 15, 2012.(12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC.and American Resource Technologies, Inc.(13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors(14)

10.13	Stock purchase Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.,G T International, Inc. and Go F & B Holdings, Ltd., dated December 30, 2016(15)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

20

(1)

Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.

Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.

Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(15)	Filed January 5, 2017 as an exhibit to a Form 8 – K and incorporated herein by reference.

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2017	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 12, 2017
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 12, 2017
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 12, 2017
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: May 12, 2017
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: May 12, 2017
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: May 12, 2017
Mike Valle, Director

