Form 10-Q/A
period 2017-03-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2017-05-16
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No: 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 of GLOBAL TECH INDUSTRIES GROUP, INC. (the “Company”) filed with the Securities and Exchange Commission on May 12, 2017 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC.and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between fand GeoGreen Biofuels, Inc.(5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Asia Pacific Capital Corporation(6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC.and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.and AGS Capital Group, dated August 15, 2012.(12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC.and American Resource Technologies, Inc.(13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors(14)

10.13	Stock purchase Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC.,G T International, Inc. and Go F & B Holdings, Ltd., dated December 30, 2016(15)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 15, 2017	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 15, 2017
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 15, 2017
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 15, 2017
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert, Phd.	Dated: May 15, 2017
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: May 15, 2017
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: May 15, 2017
Mike Valle, Director

