Form 10-Q
period 2017-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2017-08-11
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 9, 2017 the  number of shares outstanding of the registrant’s class of common stock was 115,527,990

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114,851	$40,656
Prepaid expenses		130,345
Marketable securities	150,766	115,388

Total Current Assets	265,617	286,389

PROPERTY AND EQUIPMENT (NET)	1,020	1,679

TOTAL ASSETS	$266,637	$288,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,107,117	$-860,246
Accrued interest payable	438,952	395,714
Shares to be issued	128,634	-
Asset retirement obligation	101,250	101,250
Due to officers and directors	150,856	135,062
Notes payable- in default	507,040	315,040
Current portion of long-term debt-related party	-	744,015
Current portion of long-term debt	-	763,181

Total Current Liabilities	2,433,849	3,314,508

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	744,015	-
Notes payable (less current portion)	571,181	-

Total Long-Term Liabilities	1,315,196	-

Total Liabilities	3,749,045	3,314,508

STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 and 0 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 124,527,990 and 124,527,990 issued, 114,527,990 and 114,527,990 outstanding, respectively	124,527	124,527
Additional paid-in-capital	158,012,802	158,006,082
Unearned ESOP shares	(2,876,000)	(2,876,000)
Accumulated other comprehensive income	123,631	88,251
Retained (Deficit)	(158,867,368)	(158,369,301)

Total Stockholders' (Deficit)	(3,482,408)	(3,026,440)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$266,637	$288,068

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Operations

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES, net	-	-	-	-

COST OF SALES, net	-	-	-	-

GROSS PROFIT/(LOSS)	-	-	-	-

OPERATING EXPENSES

General and administrative	294,958	62,786	366,873	111,625
Compensation and professional fees	28,457	165,145	170,211	199,822
Depreciation	329	329	658	658

Total Operating Expenses	323,744	228,260	537,742	312,104

OPERATING LOSS	(323,744)	(228,260)	(537,742)	(312,104)

OTHER INCOME (EXPENSES)

Interest income	5	301	5	301
Gain/(loss) on marketable securities	-	603	-	603
Other expenses	91,642	-	91,642	-
Interest expense	(25,744)	(26,568)	(51,972)	(54,136)

Total Other Income (Expenses)	65,903	(25,664)	39,675	(53,232)

LOSS BEFORE INCOME TAXES	(257,841)	(253,924)	(498,067)	(365,336)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(257,841)	$(253,924)	$(498,067)	$(365,336)

OTHER COMPREHENSIVE INCOME /(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	8,448	237	35,380	10,698

COMPREHENSIVE LOSS	$(249,393)	$(253,687)	$(462,688)	$(354,638)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	124,527,990	84,445,070	124,527,990	84,347,980

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows

	For the
	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(498,067)	(365,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659	659
(Gain)/Loss on marketable securities		(603)
Imputed interest on loan	6,720	6,720
Shares issued for services		106,411
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	130,345	(5,000)
Increase (decrease) in accounts payable and accrued expenses	290,109	45,533

Net Cash Used in Operating Activities	(70,235)	(211,616)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received for sale of treasury & marketable securities	-	76,604
Cash paid for marketable securities	-	(1,415)

Net Cash provided by Investing Activities	-	75,189

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from private placement	128,634	370,000
Cash received from notes payable	-	3,000
Cash paid to related party loans	(220,275)	(430,819)
Cash received from related party loans	236,070	206,219

Net Cash Provided by Financing Activities	144,429	148,400

INCREASE IN CASH AND CASH EQUIVALENTS	74,194	11,973

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,656	108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,850	$12,081

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$35,379	$(10,698)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

June 30, 2017

(Unaudited)

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

Recent Accounting Pronouncements

No accounting pronouncements were issued during the second quarter of 2017 that would have a material effect on the accounting policies of the Company when adopted.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The asset retirement obligation is as follows:

	6/30/2017	12/31/2016
Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:

Balance, December 31, 2016	$0
Realized gains and losses	-
Unrealized gains and losses	-
Balance, June 30, 2017	$0

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at June 30, 2017:

Balance at December 31, 2016:	$115,388
Change in market value at June 30, 2017	35,378
Balance at June 30, 2017:	$150,766

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2017 and December 31, 2016.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3
Marketable Securities – 2017	150,766	-0-	-0-
Marketable Securities – 2016	115,388	-0-	-0-
Notes payable - 2017	-0-	-0-	1,822,236
Notes payable - 2016	-0-	-0-	1,822,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2017 and December 31, 2016:

Notes payable
Balance, December 31, 2016	$1,822,236
Note issuances	-0-
Note payments	-0-
Balance, June 30, 2017	$1,822,236

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at June 30, 2017 and December 31, 2016.

Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. As of June 30, 2017 and December 31, 2016, there are no allowances recorded.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2017 and 2016, no common equivalent shares were excluded from the calculation and as of June 30, 2017, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

	For the six months
	Ended June 30, 2017	Ended June 30, 2016
Income (Loss) (numerator)	$(498,067)	$(365,336)
Shares (denominator)	124,527,990	84,347,980
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

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

June 30, 2017

(Unaudited)

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at June 30, 2017 and December 31, 2016 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2018 and are unsecured.

Due to officers as of June 30, 2017 and December 31, 2016 are totals of $150,856 and $135,062, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first six months of 2017 Mr. Reichman advanced $236,070 to the Company to cover operating expenses, and was repaid $220,275.

During the first six months of 2017 and the year ended December 31, 2016, a board member advanced $0 and $3,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due in October 2018. The total notes payable to this board member at June 30, 2017 and December 31, 2016 amount to $116,300 and $116,300, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with due dates between August 2000 and October 2018. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At June 30, 2017 and December 31, 2016, notes payable amounted to $1,822,236 and $1,822,236, respectively. Below is a table summarizing the notes owed by the Company.

		Interest Expense	Interest Expense
Principal	Interest Rate	3/31/17	3/31/2016	Maturity
5,099	5.00%	128	128	10/5/2018
32,960	5.00%	824	824	10/5/2018
37,746	5.00%	968	968	10/5/2018
107,000	5.00%	2710	2710	10/5/2018
388,376	5.00%	9710	9710	10/5/2018
192,000	0.00%	6720	6720	1/31/2017
18,000	6.00%	540	540	09/01/2002
30,000	6.00%	900	900	09/12/2002
25,000	5.00%	626	626	08/31/2000
40,000	7.00%	1400	1400	07/10/2002
5,000	6.00%	150	150	10/28/2013
		0	0
409,920	5.00%	10248	10248	10/5/2018
11,125	5.00%	278	278	10/5/2018
200,000	5.00%	5000	5000	10/5/2018
6,670	5.00%	166	167	10/5/2018
116,300	6.00% & 8.00%	3680	3680	10/5/2018
147,840	6.00%	4436	4573	3/14-11/15
49,200	6.00%	1476	1476	03/16-12/16
$1,822,236		49,960	50,098

(1)	Imputed interest due to 0% interest rate

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 6 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2017, there were no common stock issuances.

During the six months ended June 30, 2017, the Company recorded imputed interest on a non-interest bearing note in the amount of $6,720, with an increase in paid in capital.

During the six months ended June 30, 2017, the Company did not issue any stock options or warrants.

ISSUANCES OF PREFERRED STOCK

Pursuant to the Articles of Incorporation of the Company, there was initially authorized 50,000 shares of Series A Preferred Stock. On April 7, 2016, the Company’s Board of Directors created out of the Series A Preferred Stock, 1,000 Series A Preferred shares with the following features:

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 7 - LEGAL ACTIONS

At present, GTII is involved with two separate matters in the US District Court in New York. The first matter, Case # 17-cv-000698 is in the Eastern District and was brought against ARUR to recover the shares paid to ARUR for the 75% working interest in the Owenby lease that was acquired by GTII, then TTII, from ARUR. Shortly thereafter, ARUR was sued by a shareholder claiming that ARUR lacked the authority to carry out the sale to GTII. Due to ARURs failure to answer and defend and to defend on behalf of GTII, the court ruled against ARUR and GTII. In Jan 2017, GTII, through its litigation Counsel, Warren Markowitz, Esq., proceed with an action to recover the shares paid. As of August 1st 2017, GTII has applied for and anticipates getting, a default judgment invalidating the shares paid to ARUR, on the grounds that ARUR, its officer and its management has failed to answer or defend the action brought.

In May 2017, GTII took action against Go Fun Group, its managers, and related companies for failing to fulfill its obligations under an agreement entered into in December 2016. Due to the complexity of the matter, GTII was required to serve the documents for the case, #17-cv-03727, Southern District of New York, under the Hague Convention through the Central Administrative Authority in Hong Kong SAR. In July 2017, litigation Counsel, Warren Markowitz, Esq., received confirmation that the papers were served in Hong Kong SAR. Counsel is weighing its options as to further action at this time.

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

On September 8, 2015, a Kansas court deemed the acquisition transaction invalid due to the ARUR Board of Directors not complying with the Kansas Statute; therefore all oil and gas operations have ceased and litigation has been commenced (See litigation).

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Pursuant to the Agreement, GTII acquired all the issued and outstanding capital stock of Sky Sovereign (F&B), Ltd., Heartful Blessing Catering Investment Ltd., Shichirin Food & Beverage Corporation Ltd. and Go Inside Kitchen Ltd. for up to 73% of the issued and outstanding shares of GTII. The aforementioned companies (the “Companies”) were acquired from Go F&B Holdings Ltd. (the “Seller”), a subsidiary of GoFun Group, Ltd., for 10% of the issued and outstanding shares of common stock of GTII, as of December 30, 2016. Additionally, the Seller may acquire up to an additional 63% of the issued and outstanding shares of common stock of GTII as of December 30, 2017, if certain thresholds have been met. As of December 31, 2016, and the date of this report, the shares had not been exchanged with the GoFun shareholders, and due to the contingencies stated in the agreement having not been met, management has determined that the acquisition of GoFun has not been consummated, and has determined not to include the activities of GoFun in these financial statements. Further, GTII has filed an action for specific performance, in the US District Court in the Eastern District of New York on May 21, 2017.

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

On September 8, 2015, a Kansas court deemed the acquisition transaction invalid due to the ARUR Board of Directors not complying with the Kansas Statute; therefore all oil and gas operations have ceased and litigation has been commenced (See litigation).

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

Employees

As of August 1, 2017 we have 2 full-time employees. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016:

We realized revenues of $0 during the three months ended June 30, 2017 and 2016, due to our oil pumping operations being suspended in the first quarter 2015, until oil prices improve. Our general operating expenses increased from $ 62,786 in 2016 to $294,958 in 2017. The increase was primarily the result of legal and consulting fees incurred by our professionals and consultants, as part of the effort to get the Company current in its filings and operations.

Our net loss increased by $2,712 from $255,129 in 2016 to a loss of $257,841 in 2017. The primary reason for this increase was the result of legal and consulting fees incurred by our professionals and consultants. We expect that our losses will continue until we are able to establish a consistent revenue source. Management and the Board are considering multiple options currently available.

Results of Operations for the Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016:

We realized revenues of $0 during the six months ended June 30, 2017 and 2016, due to our oil pumping operations being suspended in the first quarter 2015, until oil prices improve. Our general operating expenses increased from $ 111,625 in 2016 to $366,873 in 2017. The increase was primarily the result of legal and consulting fees incurred by our professionals and consultants, as part of the effort to get the Company current in its filings and operations.

Our net loss increased by $205,902 from $292,165 in 2016 to a loss of $498,067 in 2017. The primary reason for this increase was the result of legal and consulting fees incurred by our professionals and consultants. We expect that our losses will continue until we are able to establish a consistent revenue source. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017 we had cash on hand of $114,851 compared to $40,656 at December 31, 2016. We used cash in our operations of $(70,234) in 2017 compared to cash used of $(211,616) in 2016. We generated cash-flow from investing activities during 2017 of $0, compared to $75,189 for the same quarter in 2016. We (paid back)/raised $15,795 and $(224,600) from related party loans in 2017 and 2016, and $0 and $3,000 from other notes payable, respectively. We also collected $128,634 pursuant to a Private Placement Memorandum during the three-month period of 2017 compared to $370,000 in the prior year. We anticipate that we will continue to have a negative cash flow from operations for 2017. We do not have sufficient cash on hand at June 30, 2017 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the six months ended June, 2017, the Company’s working capital deficit decreased from $(3,028,119) to $(2,168,232), a decrease of 30%, due to the extension of several long-term notes that had become current or in default.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,168,232) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At present, GTII is involved with two separate matters in the US District Court in New York. The first matter, Case # 17-cv-000698 is in the Eastern District and was brought against ARUR to recover the shares paid to ARUR for the 75% working interest in the Owenby lease that was acquired by GTII, then TTII, from ARUR. Shortly thereafter, ARUR was sued by a shareholder claiming that ARUR lacked the authority to carry out the sale to GTII. Due to ARURs failure to answer and defend and to defend on behalf of GTII, the court ruled against ARUR and GTII.

In Jan 2017, GTII, through its litigation Counsel, Warren Markowitz, Esq., proceed with an action to recover the shares paid. As of August 1st 2017, GTII has applied for and anticipates getting, a default judgment invalidating the shares paid to ARUR, on the grounds that ARUR, its officer and its management has failed to answer or defend the action brought.

In May 2017, GTII took action against Go Fun Group, its managers, and related companies for failing to fulfill its obligations under an agreement entered into in December 2016. Due to the complexity of the matter, GTII was required to serve the documents for the case, # 17-cv-03727, Southern District of New York, under the Hague Convention through the Central Administrative Authority in Hong Kong SAR. In July 2017, litigation Counsel, Warren Markowitz, Esq., received confirmation that the papers were served in Hong Kong SAR. Counsel is weighing its options as to further action at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock issued during the three months ended June 30, 2017.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)

10.13	Stock purchase Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC., G T International, Inc. and Go F & B Holdings, Ltd., dated December 30, 2016(15)

10.14	Documents filed for a lawsuit, Case #17-cv-03727 in the United States District Court, Southern District of New York, on May 17, 2017, against Go Fun Group Holdings, Ltd. and Go F & B Holdings, Ltd.

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

23

(1)

Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.

Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.

Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(15)	Filed January 5, 2017 as an exhibit to a Form 8 – K and incorporated herein by reference.

(16)	Filed May 22, 2017 as an exhibit to a Form 8 - K and incorporated herein by reference.

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2017	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 11, 2017
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 11, 2017
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 11, 2017
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: August 11, 2017
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: August 11, 2017
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: August 11, 2017
Mike Valle, Director

