Form 10-Q
period 2017-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2017-10-25
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

September 30, 2017

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

As of October 15, 2017 the number of shares outstanding of the registrant’s class of common stock was 125,527,990

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$67,965	$40,656
Prepaid expenses	(0)	130,345
Marketable securities	170,810	115,388

Total Current Assets	238,775	286,389

PROPERTY AND EQUIPMENT (NET)	691	1,679

TOTAL ASSETS	$239,466	$288,068

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,185,761	$860,246
Accrued interest payable	460,571	395,714
Private Placement Deposits	128,634	-
Asset retirement obligation	101,250	101,250
Due to officers and directors	185,155	135,062
Notes Payable	-	-
Notes payable- in default	507,040	315,040
Current portion of long-term debt-related party	-	744,015
Current portion of long-term debt	-	763,181

Total Current Liabilities	2,568,411	3,314,508

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	744,015	-
Notes payable (less current portion)	571,181	-

Total Long-Term Liabilities	1,315,196	-

Total Liabilities	3,883,607	3,314,508

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 and 0 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 125,527,990 and 124,527,990 issuedand outstanding, respectively	125,527	124,527
Additional paid-in-capital	158,057,262	158,006,082
Unearned ESOP shares	(2,876,000)	(2,876,000)
Accumulated other comprehensive income	143,674	88,251
Retained (Deficit)	(159,094,604)	(158,369,301)

Total Stockholders’ (Deficit)	(3,644,141)	(3,026,440)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$239,466	$288,068

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Operations

(UNAUDITED)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUES, net	-	-	-	-

COST OF SALES, net	-	-	-	-

GROSS PROFIT/(LOSS)	-	-	-	-

OPERATING EXPENSES

General and administrative	158,588	729,156	525,461	840,780
Compensation and professional fees	42,609	7,064,501	212,820	7,264,323
Depreciation	330	330	988	988

Total Operating Expenses	201,527	7,793,987	739,269	8,106,090

OPERATING LOSS	(201,527)	(7,793,987)	(739,269)	(8,106,090)

OTHER INCOME (EXPENSES)

Interest income	6	2	11	303
Gain/(loss) on marketable securities	-	-	-	603
Other expenses	-	-	91,642	-
Interest expense	(25,715)	(26,612)	(77,687)	(80,748)

Total Other Income (Expenses)	(25,709)	(26,610)	13,966	(79,842)

LOSS BEFORE INCOME TAXES	(227,236)	(7,820,597)	(725,303)	(8,185,932)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(227,236)	$(7,820,597)	$(725,303)	$(8,185,932)

OTHER COMPREHENSIVE INCOME /(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	20,043	13,451	55,423	24,149

COMPREHENSIVE LOSS	$(207,193)	$(7,807,146)	$(669,881)	$(8,161,783)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	125,354,077	104,284,353	124,806,077	91,041,945

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows

(UNAUDITED)

	For the
	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(725,303)	(8,185,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	988	988
(Gain)/Loss on marketable securities		(603)
Imputed interest on loan	10,080	10,080
Shares issued for services	42,100	7,849,378
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	130,345	-
Increase (decrease) in accounts payable and accrued expenses	390,371	48,719

Net Cash Used in Operating Activities	(151,420)	(277,370)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received for sale of treasury & marketable securities	-	76,576
Cash paid for marketable securities	-	(1,415)

Net Cash provided by (used in) Investing Activities	-	75,161

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from private placement	128,634	370,000
Cash received from notes payable	-	3,000
Cash paid to related party loans	(220,275)	(476,172)
Cash received from related party loans	270,369	349,549

Net Cash Provided by (Used in) Financing Activities	178,728	246,377

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,309	44,168

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,656	108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67,965	$44,276

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$55,422	$24,149

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

September 30, 2017

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

Recent Accounting Pronouncements

No accounting pronouncements were issued during the third quarter of 2017 that would have a material effect on the accounting policies of the Company when adopted.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The asset retirement obligation is as follows:

	9/30/2017	12/31/2016
Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:

Balance, December 31, 2016	$0
Realized gains and losses	-
Unrealized gains and losses	-
Balance, September 30, 2017	$0

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at September 30, 2017:

Balance at December 31, 2016:	$115,388
Change in market value at September 30, 2017	55,422
Balance at September 30, 2017:	$170,810

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2017 and December 31, 2016.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3
Marketable Securities – 2017	170,810	-0-	-0-
Marketable Securities – 2016	115,388	-0-	-0-
Notes payable - 2017	-0-	-0-	1,822,236
Notes payable - 2016	-0-	-0-	1,822,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2017 and December 31, 2016:

Notes payable
Balance, December 31, 2016	$1,822,236
Note issuances	-0-
Note payments	-0-
Balance, September 30, 2017	$1,822,236

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at September 30, 2017 and December 31, 2016.

Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. As of September 30, 2017 and December 31, 2016, there are no allowances recorded.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2017 and 2016, no common equivalent shares were excluded from the calculation and as of September 30, 2017, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

	For the six months
	Ended September 30, 2017	Ended September 30, 2016
Income (Loss) (numerator)	$(669,881)	$(8,118,984)
Shares (denominator)	124,806,077	91,041,945
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

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

September 30, 2017

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at September 30, 2017 and December 31, 2016 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2018 and are unsecured.

Due to officers as of September 30, 2017 and December 31, 2016 are totals of $185,155 and $135,062, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first nine months of 2017 Mr. Reichman advanced $270,369 to the Company to cover operating expenses, and was repaid $220,275.

During the first nine months of 2017 and the year ended December 31, 2016, a board member advanced $0 and $3,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due in October 2018. The total notes payable to this board member at September 30, 2017 and December 31, 2016 amount to $116,300 and $116,300, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with due dates between August 2000 and October 2018. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At September 30, 2017 and December 31, 2016, notes payable amounted to $1,822,236 and $1,822,236, respectively. Below is a table summarizing the notes owed by the Company.

		Interest Expense	Interest Expense
Principal	Interest Rate	9/30/17	9/30/2016	Maturity
5,099	5.00%	128	128	10/5/2018
32,960	5.00%	824	824	10/5/2018
37,746	5.00%	968	968	10/5/2018
107,000	5.00%	2710	2710	10/5/2018
388,376	5.00%	9710	9710	10/5/2018
192,000	0.00%	6720	6720	1/31/2017
18,000	6.00%	540	540	09/01/2002
30,000	6.00%	900	900	09/12/2002
25,000	5.00%	626	626	08/31/2000
40,000	7.00%	1400	1400	07/10/2002
5,000	6.00%	150	150	10/28/2013
409,920	5.00%	10248	10248	10/5/2018
11,125	5.00%	278	278	10/5/2018
200,000	5.00%	5000	5000	10/5/2018
6,670	5.00%	166	167	10/5/2018
116,300	6.00% & 8.00%	3680	3680	10/5/2018
147,840	6.00%	4436	4573	3/14-11/15
49,200	6.00%	1476	1476	03/16-12/16
$1,822,236		64,856	75,207

(1)	Imputed interest due to 0% interest rate

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 6 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2017, there were 1,000,000 shares of common stock issuances for services

During the nine months ended September 30, 2017, the Company recorded imputed interest on a non-interest bearing note in the amount of $10,080, with an increase in paid in capital.

During the nine months ended September 30, 2017, the Company did not issue any stock options or warrants.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 7 - LEGAL ACTIONS

At present, GTII is involved with two separate matters in the US District Court in New York. The first matter, Case #17-cv-000698 is in the Eastern District and was brought against ARUR to recover the shares paid to ARUR for the 75% working interest in the Ownbey lease that was acquired by GTII, then TTII, from ARUR. Shortly thereafter, ARUR was sued by a shareholder claiming that ARUR lacked the authority to carry out the sale to GTII. Due to ARURs failure to answer and defend and to defend on behalf of GTII, the court ruled against ARUR and GTII.

In Jan 2017, GTII, through its litigation Counsel, Warren Markowitz, Esq., proceed with an action to recover the shares paid. As of August 1st 2017, GTII has applied for and anticipates getting, a default judgment invalidating the shares paid to ARUR, on the grounds that ARUR, its officer and its management has failed to answer or defend the action brought.

In May 2017, GTII took action against Go Fun Group, its managers, and related companies for failing to fulfill its obligations under an agreement entered into in December 2016. Due to the complexity of the matter, GTII was required to serve the documents for the case, # 1:17-cv-03727, Southern District of New York, under the Hague Convention through the Central Administrative Authority in Hong Kong SAR. In July 2017, litigation Counsel, Warren Markowitz, Esq., received confirmation that the papers were served in Hong Kong SAR. Counsel is weighing its options as to further action at this time.

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

Employees

As of October 15, 2017 we have 2 full-time employees. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016:

We realized revenues of $0 during the three months ended September 30, 2017 and 2016. Our general operating expenses decreased from $ 7,793,987 in 2016 to $201,527 in 2017. The decrease was primarily the result of the decrease in legal and consulting fees incurred in our attempted acquisition completion.

Our net loss decreased by $7,593,361 from $7,820,597 in 2016 to a loss of $227,236 in 2017. The primary reason for this decrease was the result of a decrease in legal and consulting fees incurred by our professionals and consultants. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to Six Months Ended September 30, 2016:

We realized revenues of $0 during the nine months ended September 30, 2017 and 2016. Our general operating expenses decreased from $ 8,106,090 in 2016 to $739,269 in 2017. The decrease was primarily the result of a decrease in legal and consulting fees incurred in our attempted acquisition completion.

Our net loss decreased by $7,460,629 from $8,185,932 in 2016 to a loss of $725,303 in 2017. The primary reason for this decrease was the result of a decrease in legal and consulting fees incurred by our professionals and consultants. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017 we had cash on hand of $67,965 compared to $40,656 at December 31, 2016. We used cash in our operations of $(151,420) in 2017 compared to cash used of $(277,370) in 2016. We generated cash-flow from investing activities during 2017 of $0, compared to $75,161for the same quarter in 2016. We (paid back)/raised $50,094 and $(126,623) from related party loans in 2017 and 2016, and $0 and $3,000 from other notes payable, respectively. We also collected $128,634 pursuant to a Private Placement Memorandum during the three month period of 2017 compared to $370,000 in the prior year. We anticipate that we will continue to have a negative cash flow from operations for 2017. We do not have sufficient cash on hand at September 30, 2017 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the nine months ended September 30, 2017, the Company’s working capital deficit decreased from $(3,028,119) to $(2,328,945), a decrease of 25%, due to the extension of several long-term notes that had become current or in default.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,328,945) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2017 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At present, GTII is involved with two separate matters in the US District Court in New York. The first matter, Case #17-cv-000698 is in the Eastern District and was brought against ARUR to recover the shares paid to ARUR for the 75% working interest in the Ownbey lease that was acquired by GTII, then TTII, from ARUR. Shortly thereafter, ARUR was sued by a shareholder claiming that ARUR lacked the authority to carry out the sale to GTII. Due to ARURs failure to answer and defend and to defend on behalf of GTII, the court ruled against ARUR and GTII.
In Jan 2017, GTII, through its litigation Counsel, Warren Markowitz, Esq., proceed with an action to recover the shares paid. As of August 1st 2017, GTII has applied for and anticipates getting, a default judgment invalidating the shares paid to ARUR, on the grounds that ARUR, its officer and its management has failed to answer or defend the action brought.

In May 2017, GTII took action against Go Fun Group, its managers, and related companies for failing to fulfill its obligations under an agreement entered into in December 2016. Due to the complexity of the matter, GTII was required to serve the documents for the case, # 1:17-cv-03727, Southern District of New York, under the Hague Convention through the Central Administrative Authority in Hong Kong SAR. In July 2017, litigation Counsel, Warren Markowitz, Esq., received confirmation that the papers were served in Hong Kong SAR. Counsel is weighing its options as to further action at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 17, 2017 the board approved the issuance of 750,000 of our common stock for legal related services and professional fees.

On June 17, 2017 the board approved the issuance of 250,000 of our common stock for computer related services.

There were no other shares of common stock issued during the three months ended September 30, 2017.

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

Dated: October 25, 2017	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: October 25, 2017
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: October 25, 2017
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: October 25, 2017
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: October 25, 2017
Donald Gilbert, Director & Treasurer

By:	/s/ Greg Ozzimo	Dated: October 25, 2017
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: October 25, 2017
Mike Valle, Director

