Form 10-K
period 2017-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2018-03-30
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,311,428 as of March 15, 2018 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 125,527,990 shares outstanding of the registrant’s common stock as of March 15, 2018.

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

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. As of this writing the case has not yet been decided.

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

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. As of this writing the case has not yet been decided.

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

GoHealthMD Nano Pharmaceuticals, Inc.

This subsidiary has been organized for the future acquisition of companies involved in the treatment of human disease through nanotechnology and molecular diagnostics. However, such acquisitions have not yet been completed. Therefore, this subsidiary is currently inactive with no operations. However, other companies, such as Nanoshpere, Inc., are in the treatment of human disease through nanotechnology and the molecular diagnostics industry.

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

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Global Tech Industries Group, Inc. and TTII oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and GTII’s management is assessing how to proceed at this time. No monetary claims have been asserted against GTII or TTII Oil & Gas, Inc. On the 3rd of February 2017, GTII filed an action for declaratory relief in the Eastern District of New York, for the purpose of recovering the costs, expenses and consideration paid to ARUR for the rights and benefits associated with an Oil and Gas transaction entered into between the parties on December 31st, 2012. The action by GTII is predicated on the underlying contract for the sale of the assets of ARUR being vacated by a local Kansas Court on the basis that the company and its officers lacked the authority to enter into the contract. Because of that decision GTII lost all interest in the transaction, their associated benefits and any financial gain that may have been anticipated. Attempts were made to resolve this without litigation but have been unsuccessful. The matter is proceeding accordingly. The Company has made several attempts to recover the shares of GTII, f/k/a TTI stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. As of this writing the case has not yet been decided.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

GTII’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board. (“PINK”) under the symbol “GTII.” Prior to 2010, there was limited trading of GTII’s common stock. Liquidity improved in 2010. The following table sets forth high and low sales prices of GTII common stock for each fiscal quarter for the last two fiscal years as reported by the OTCMarkets., based on closing prices. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The stock prices have been restated for the 10 for 1 forward stock split.

Year Ended December 31, 2017	High	Low
First Quarter ended March 31, 2016	$0.56	$0.16
Second Quarter ended June 30, 2016	$0.76	$0.03
Third Quarter ended September 30, 2016	$0.45	$0.25
Fourth Quarter ended December 31, 2016	$0.38	$0.16

First Quarter ended March 31, 2017	$0.61	$0.17
Second Quarter ended June 30, 2017	$0.21	$0.04
Third Quarter ended September 30, 2017	$0.06	$0.01
Fourth Quarter ended December 31, 2017	$0.05	$0.01

As of March 15, 2018, there were approximately 812 record holders of GTII common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of March 15, 2018, there were 125,527,990 approximately of GTII’s common stock outstanding on record.

Dividends

GTII has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for GTII’s common stock is Old Monmouth Stock Transfer Co., Inc. The Company email address is: www. transferagent@oldmonmouthe.com, and the phone number is 732-872-2727.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2017.

Sales of Our Unregistered Securities during 2017 Not Previously Disclosed

On July 6, 2017, GTII issued 1,000,000 shares for services of $42,170 on a private placement exemption, that was not registered with the SEC and on November 22, 2017, GTII issued 24,050,000 shares for services of $387,205 and 6,000,000 shares for profit sharing valued at $96.600 on a private placement exemption, that was not registered with the SEC.

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

PLAN OF OPERATIONS

With the suspension of the Company’s oil operation, and the legal ruling that the oil properties were no longer the property of GTII, the Company has entertained and negotiated additional business ventures. On December 30, 2016, the Company negotiated the acquisition of several restaurants in Hong Kong and intends to expand its operations into that business sector during 2017. The Company continues to investigate the potential acquisitions of other opportunities in order to secure sufficient operations to support its administrative expenses and will continue to do so in 2018.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

During the 2017 year, with the discontinuance of our oil operations, we realized revenues of $0, compared to $0 for 2016. Our total operating expenses decreased from $7,966,988 in 2016 to $1,622,057 in 2017. The increase was primarily the result of share based compensation of $7,026,736, issued to various individuals, professional, and management for services provided in 2016 and reduced in 2017. General and administrative expenses increased slightly from $938,935 in 2016 to $1,378,845 in 2017 an increase of $439,910. Depreciation expense remained constant at $1,317 per year.

Our net loss decreased by $6,440,190 to $1,633,836 in 2017 from $8,074,026 in 2016. This translates to a $.07 decrease in loss per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, we had cash on hand of $120,545 compared to $40,656 at December 31, 2016. We used cash in our operations of $167,662 in 2017 compared to $358,719 in 2016, an 53% increase. We had an increase in cash provided by investing activities in 2016 of $76,400 from the sale of treasury stock. However, we raised $270,369 and $355,548 from related party loans in 2017 and 2016, and $61,540 and $3,000 from other notes payable, respectively. We anticipate that we will continue to have a decrease in our cash flow from continuing operations of approximately $10,000 per month for 2018. We do not have sufficient cash on hand at December 31, 2017 to cover our negative cash flow. We will attempt to increase our operating activities and possibly raise capital through the sale of our common stock or through debt financing.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Global Tech has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business. This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available. During 2013, Global Tech was successful in negotiating the conversion of $204,081 in accounts payable and the settlement of officer debt of $3,843,133 for shares of common stock and forgiveness. As of December 31, 2017, there is an amount due to officers and Directors equal to $192,441 as compared to $135,062 as of December 31, 2016, respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand. Our liquidity would decrease materially if any such officer or Director demanded repayment. These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Global Tech shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm the Company’s liquidity.

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

KSP GROUP, INC.

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Tech Industries Group, Inc.

We have audited the accompanying consolidated balance sheets of Global Tech Industries Group, Inc. as of December 31, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Tech Industries Group, Inc. at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KSP Group

Los Angeles, CA

March 29, 2018

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$120,545	$40,656
Prepaid expenses	-	130,345
Marketable securities	176,345	115,388

Total Current Assets	296,890	286,389

PROPERTY AND EQUIPMENT (NET)	362	1,679

TOTAL ASSETS	$297,252	$288,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,665,537	$860,246
Accrued interest payable	482,190	395,714
Private Placement Deposits	128,634	-
Asset retirement obligation	101,250	101,250
Due to officers and directors	192,441	135,062
Notes Payable	-	-
Notes payable- in default	568,577	315,040
Notes payable -related party	744,015	744,015
Notes payable	571,181	763,181

Total Current Liabilities	4,453,825	3,314,508

Total Liabilities	4,453,825	3,314,508

STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 155,577,996 and 124,527,990 issued and outstanding, respectively	155,577	124,527
Additional paid-in-capital	158,514,377	158,006,082
Unearned ESOP shares	(2,972,600)	(2,876,000)
Accumulated other comprehensive income	149,209	88,251
Retained (Deficit)	(160,003,137)	(158,369,301)

Total Stockholders' (Deficit)	(4,156,573)	(3,026,440)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$297,252	$288,068

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Operations

	For The Years Ended December 31,
	2017	2016

REVENUES, net	-	-

COST OF SALES, net	-	-

GROSS PROFIT/(LOSS)	-	-

OPERATING EXPENSES

General and administrative	1,378,845	938,935
Compensation and professional fees	241,895	7,026,737
Depreciation	1,317	1,317

Total Operating Expenses	1,622,057	7,966,988

OPERATING LOSS	(1,622,057)	(7,966,988)

OTHER income (EXPENSES)

Interest income	16	303

Other income	91,642	-
Interest expense	(103,437)	(107,341)

Total Other income (Expenses)	(11,779)	(107,038)

Loss before income taxes	(1,633,836)	(8,074,026)

Income tax expense	-	-

NET LOSS	$(1,633,836)	$(8,074,026)

Other comprehensive income/(Loss) net of taxes
Unrealized gain (loss) on held for sale marketable securities	60,958	10,659

COMPREHENSIVE LOSS	$(1,572,878)	$(8,063,367)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	128,281,415	97,912,754

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2017 and 2016

						Unearned		Accumulated Other
	Preferred Stock		Common Stock		Additional	ESOP	Retained	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Shares	(Deficit)	income	Equity

Balance, December 31, 2015	-	$-	92,250,890	$92,251	$149,088,549	$(2,176,000)	$(150,295,275)	$77,592	$(3,212,883)

Preferred stock issuance	1,000	1							1

Common stock issued for cash			7,715,420	7,715	362,285				370,000

Common stock issued for services			24,561,680	24,561	8,468,664	(700,000)			7,793,225

Imputed interest – loan					13,440				13,440

Unrealized gain on marketable securities								10,659	10,659

Gain on sale of treasury shares					73,144				73,144

Net loss for the year ended December 31, 2016							(8,074,026)		(8,074,026)

Balance, December 31, 2016	1,000	$1	124,527,990	$124,527	$158,006,082	$(2,876,000)	$(158,369,301)	$88,251	$(3,026,440)

Common stock issued for services			31,050,000	31,050	494,855	-96,600			525,905

Imputed interest – loan					13,440				13,440

Unrealized gain on marketable securities								60,958	60,958

Net loss for the year ended December 31, 2017							(1,633,836)		(1,633,836)

Balance, December 31, 2017	1,000	$1	155,577,990	$155,577	$158,514,377	$(2,972,600)	$(160,003,137)	$149,209	$(4,156,573)

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Cash Flows

	For the For the Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,633,836)	(8,074,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,317	1,317

Imputed interest on loan	13,440	13,440
Shares issued for services and profit sharing	429,305	7,562,882
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	130,345	-
Increase (decrease) in accounts payable and accrued expenses	891,768	138,207

Net Cash Used in Operating Activities	(167,662)	(358,179)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash received for sale of treasury & marketable securities	-	75,884
Cash paid for marketable securities	-	(1,415)

Net Cash provided by (used in) Investing Activities	-	74,469

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from private placement	128,634	370,000
Cash received from notes payable	-	3,000
Cash paid to related party loans	(273,906)	(499,366)
Cash received from related party loans	392,822	450,624

Net Cash Provided by (Used in) Financing Activities	247,550	324,258

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79,889	40,548

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,656	108

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,545	$40,656

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$60,957	$10,659

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

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. As of this writing, the case has not yet been decided.

B) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,633,836 during the fiscal year ended December 31, 2017 and has an accumulated deficit of $160,003,137. During 2016 the Company incurred losses totaling $8,074,026 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $4,156,573 and $3,028,119 at the years ended December 31, 2017 and 2016, respectively, and negative cash flow from operations of $167,662 and $358,179.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2017 and 2016, no excess existed. There were no cash equivalents at December 31, 2017 and 2016.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2017 and 2016.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2017 and 2016:

	Level 1	Level 2	Level 3
Marketable Securities – 2017	176,345	-0-	-0-
Marketable Securities – 2016	115,388	-0-	-0-
Notes payable - 2017	-0-	-0-	$1,883,773
Notes payable - 2016	-0-	-0-	$1,822,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2017 and 2016:

Notes payable

Balance, December 31, 2015	$1,819,237

Note issuances	3,000

Note cancellations/payments	-

Balance, December 31, 2016	$1,822,237

Note issuances	61,540

Note cancellations/payments	-

Balance, December 31, 2017	$1,883,773

J) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2017 and 2016, no common stock equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2017 and 2016 have also been excluded from the calculation as they were issued but not outstanding.

	For the Years Ended
	December 31,
	2017	2016
Loss (numerator)	$(1,633,836)	$(8,074,026)
Shares (denominator)	128,281,415	97,912,754
Basic and diluted loss per share	$(.01)	$(.08)

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

L) OIL AND GAS INTERESTS

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

M) ASSET RETIREMENT OBLIGATIONS

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

N) Investments – Equity Method

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

Investments are as follows:
Balance, December 31, 2016	$0
Investments acquired in ARUR asset purchase	0
Realized gains and losses	0
Unrealized gains and losses	0
Balance, December 31, 2017	$0

P) Marketable Securities-Available for Sale

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at December 31, 2017 and 2016 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 5, 2018 and are unsecured. Accrued interest on the officer loans at December 31, 2017 is $167,650.

Due to officers, as of December 31, 2017 and 2016 totals $192,441 and $135,062, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2017 Mr. Reichman advanced $331,285 to the Company to cover operating expenses, and was repaid $273,906. During 2016 Mr. Reichman advanced $450,624, to the Company and was repaid $499,366. At December 31, 2017 and 2016, the balances due Mr. Reichman are $192,441 and $135,062, respectively.

During 2017 a shareholder advanced $61,537 and 2016, other board members advanced $3,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due one year after the date of the advance or longer if extended. The total notes payable to these board members at December 31, 2017 and 2016 amount to $243,177 and $178,637, respectively. All notes to this officer become due during 2016 and are recorded as current liabilities.

NOTE 4 - FIXED ASSETS

Depreciation expense was $1,317 and $1,317 during the years ended December 31, 2017 and 2016, respectively.

Fixed assets consist of the following:

	2017	2016
Computer equipment	$134,896	$134,896
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	170,396	170,396
Accumulated Depreciation	(169,034)	(167,717)
	$362	$1,679

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE:

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and several are in default and are thus classified as current liabilities. At December 31, 2017, notes payable amounted to $1,883,773. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at December 31, 2017 is $17,640.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at December 31, 2017 is $26,899.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at December 31, 2017 is $23,339.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at December 31, 2017 is $43,887.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $5,553, which did not occur. Accrued interest at December 31, 2017 is $87,651.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $13,440 has been imputed for this note in 2017. An offsetting entry to Paid in Capital was made in connection with this adjustment.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000 respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured. Accrued interest at December 31, 2017 is $7,439.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur. Accrued interest at December 31, 2017 is $22,568.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur. Accrued interest at December 31, 2017 is $7,389.

On December 3, 2012, the Company executed a note payable to a corporation in the amount of $5,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $5,099, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $71, which did not occur. Accrued interest at December 31, 2017 is $1,151.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2017 is $7,279.

On February 28, 2013, the Company executed a note payable to a Trust in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and is in default. Accrued interest at December 31, 2017 is $1,450.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2017 is $8,417.

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an individual in the total amount of $27,340, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2017 is $7,509.

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc., to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2016 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% and are extended to October 5, 2018. Accrued interest at December 31, 2017 is $167,650.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2017 is $21,080.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2017 is $1,142.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2017 is $1,644.

On January 22, 2014, the Company executed a note agreement with an individual in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2017 is $3,309.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with an individual in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2017 is $5,124.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2017 is $6,837.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust in the total amount of $2,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at December 31, 2017 is $479.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2017 is $5,295.

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust in the total amount of $49,200, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at December 31, 2017 is $7,011.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable is as follows:

	Interest	Interest Expense
Principal	Rate	12/31/2017	12/31/2016	Maturity
$19,000	8.00%	$1,520	$1,520	10/5/18
5,099	5.00%	255	255	10/5/18
32,960	5.00%	1,648	1,648	10/5/18
37,746	5.00%	1,936	1,936	10/5/18
107,000	5.00%	5,420	5,420	10/5/18
388,376	5.00%	19,419	19,419	10/5/18
192,000	0%	13,440	13,440	10/5/18
18,000	6.00%	1,080	1,080	9/1/2002
30,000	6.00%	1,800	1,800	9/12/2002
25,000	5.00%	1,251	1,252	8/31/2000
40,000	7.00%	2,800	2,800	7/10/2002
5,000	6.00%	300	300	10/28/2013
62,500	6.00%	3,750	3,750	10/5/18
126,880	6.00%	3,920	3,920	1/14-10/15
409,920	5.00%	20,496	20,496	10/5/18
11,125	5.00%	556	556	10/5/18
200,000	5.00%	10,000	10,000	10/5/18
6,670	5.00%	334	334	10/5/18
82,500	6.00%	4,950	4,950	3/14-11/15
34,800	6.00%	2,078	2,078	10/5/18
49,200	6.00%	2,952	1,107	3/16-12/16
$1,883,773		$99,905	$99,905

At December 31, 2017 and 2016, accrued interest on the outstanding notes payable and convertible notes was $1,883,773 and $1,822,236, respectively. Interest expense on the outstanding notes amounted to $99,905 and $99,905 for the years ended December 31, 2017 and 2016 including the imputed interest discussed above.

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

Deferred tax assets and the valuation account are as follows:

	2017	2016
Deferred tax assets:
NOL carryover	$5,289,164	$4,816,783
Valuation allowance	(5,289,164)	(4,816,783)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2017 and 2016.

The components of income tax expense are as follows:

	2017	2016

Book loss	$(1,633,836)	$(8,074,026)
Stock based compensation	429,305	7,562,882
Non-deductible expenses	7,264	8,252
Valuation allowance	1,197,267	502,892
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $13,561,863 and $12,364,596 as of December 31, 2017 and 2016, respectively, which may be offset against future taxable income from 2018 through 2033. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2017	2016

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2017, and 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2017 and 2016.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A) NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 750,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 750,000 to 3.50 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. On December 18, 2011, the Board of Directors approved an increase in the Company’s authorized common stock to 10,000,000. On December 28, 2012, the Board of Directors approved a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated for the reverse stock split. As of December 31, 2017, and 2016, 155,577,996 and 124,527,990 shares of common stock are issued and 145,577,996 and 114,527,990 shares are outstanding, respectively. The difference between the issued and outstanding shares are the ESOP shares being held in trust.

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

During the twelve months ended December 31, 2016, the Company recorded imputed interest on a non-interest-bearing note in the amount of $13,440, with an increase in paid in capital.

On July 17, 2017, the Board of Directors authorized the issuance of 1,000,000 shares for services valued at $42,180, the market price of the shares upon authorization.

On November 22, 2017, the Board of Directors authorized the issuance of 35,050,000 shares for services valued at $483,805, the market price of the shares upon authorization.

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

In November 2017, the Company issued 6,000,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $96,600.

The total balance at December 31, 2017 and 2016 was $2,972,600 and $2,876,000, respectively.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A) LEASES

Global Tech Industries Group, Inc. currently does not lease, rent or own any property.

B) LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Global Tech has included this amount in accounts payable at December 31, 2017 and 2016.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2017 and 2016.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2017 and December 31, 2016. All the notes payable discussed in this section, were incurred before 2002 and before present management took control of the company.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non-interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2017.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2017.

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

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action is pending in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Global Tech Industries Group, Inc. and TTII oil & Gas, Inc. Management intends to vigorously contest AESIR’s claims and, at this point, settlement appears unlikely. It has been presented in the County Court that some of ARUR’s Directors have acted without authorization in this matter, and GTII’s management is assessing how to proceed at this time. No monetary claims have been asserted against GTII or TTII Oil & Gas, Inc. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. On the 3rd of February 2017, GTII filed an action for declaratory relief in the Eastern District of New York, for the purpose of recovering the costs, expenses and consideration paid to ARUR for the rights and benefits associated with an Oil and Gas transaction entered into between the parties on December 31st, 2012. The action by GTII is predicated on the underlying contract for the sale of the assets of ARUR being vacated by a local Kansas Court on the basis that the company and its officers lacked the authority to enter into the contract. Because of that decision GTII lost all interest in the transaction, their associated benefits and any financial gain that may have been anticipated. Attempts were made to resolve this without litigation but have been unsuccessful. The matter is proceeding accordingly. The Company has made several attempts to recover the shares of GTII, f/k/a TTI stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. As of this writing the case has not yet been decided.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. As of this writing, the case has yet to be decided.

C) EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013 with a salary of $1. Mr. Reichman’s salary has been accruing because Global Tech is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mr. Reichman’s contract has been extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2nd, 2017, retroactive to January 1, 2017, and thru December 31, 2018.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments. In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Global Tech was without resources to pay the salary increase. This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mrs. Griffin’s employment contract has been extended at December 31, 2012 until December 31, 2013, with a salary of $1. Mrs. Griffin’s contract was extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2nd, 2017, retroactive to January 1, 2017, and thru December 31, 2018.

NOTE 9 - MARKETABLE SECURITIES – AVAILABLE-FOR-SALE

The Company acquired shares of Facebook stock (FB) in May 2012 and has 1,000 shares held in a trading account as of December 31, 2017. The value of these shares and all others purchased by the Company at December 31, 2017 and 2016 amounted to $176,345 and $115,388, respectively. The Company evaluated the prospects of its investments in relation to the severity and duration of the impairment. As of December 31, 2017, and 2016, the company recorded an unrealized gain on the market value of its marketable securities of $60,957 and $88,252, respectively. All unrealized gains in 2017 and 2016 have been recorded as an increase to the marketable securities and an increase to accumulated other comprehensive income in equity.

NOTE 10 - ASSET RETIREMENT OBLIGATION

During 2013, the Company began the re-work project on various well associated with the Ownbey Oil and Gas Lease purchased on December 31, 2012. The Company will be required as part of the purchase of this lease to remediate the Ownbey property upon its abandonment of the lease. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of the liability for an asset retirement obligation in the amount of $101,250. Because the Company does not have a certified valuation report for the Ownbey lease we have not capitalized this cost, but instead have expensed the entire amount during the 2013 year. The following table describes all changes to the Company’s asset retirement obligation liability during 2017:

	December 31,
	2017	2016
Asset retirement obligation-beginning of year	$101,250	$101,250
Liabilities incurred	-	-
Accretion expense	-	-
Revisions in estimated cash flows	-	-
Asset retirement obligation-end of year	$101,250	$101,250

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2017, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2017 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2017 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
David Reichman	73	Chief Executive Officer and Chairman of the Board of Directors
Kathy M. Griffin	63	President and Director
Frank Benintendo	71	Secretary and Director
Donald Gilbert	81	Director and Chairman of Audit Committee
Gregory Ozzimo	68	Director
Michael Valle	61	Director

Directors serve until the next annual meeting and until their successors are elected and qualified. The directors of our company are elected by the vote of a majority in interest of the holders of the voting stock of our company and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present in person or telephonically at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Our directors currently do not receive monetary compensation for their service on the Board of Directors.

Officers are appointed to serve until such time as their successors have been duly appointed by the Board of Directors.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Officers

David Reichman – CEO

Mr. Reichman has been the CEO of Global Tech Industries Group, Inc. for fifteen years. Prior to that, Mr. Reichman maintained a Business Management and Tax Law consulting group, and he is licensed by the US Treasury /Internal Revenue Service. In addition, Mr. Reichman was a Co-General Partner and Tax Matters Partner in Harrison Re-cycling Associates, a company that operated the first recycling equipment for non-biodegradable Styrofoam and Styrene plastic in North America. Previously, Mr. Reichman had worked for The American Express Company, where he held several positions, including Manager of Budget and Cost. During his tenure at American Express, he developed, along with Control Data Corporation, a Flexible Budgeting System for Management Control of International Operations, and the use of Time-Share computer equipment. Mr. Reichman’s education includes an MBA from Northeastern University, through the Harvard Case Study Program, as well as specialized education in business and scientific theory from The Wharton School of University of Pennsylvania and IBM Systems Scientific Institute. Mr. Reichman resides in New York City.

Kathy M. Griffin – President

Mrs. Griffin, President of Global Tech Industries Group, Inc., is also member of the Board of Directors and has been with the Global Tech Industries Group for eight years. Prior to that, Mrs. Griffin worked in marketing and sales, new business development and general business management. She started her career at Superior Brands, Inc., where from December 1977 to December 1990 she held several positions, including internationals Marketing Manager. She was responsible for the successful start-up and implementation of the first international joint venture for Superior Brands, Inc. In addition, she managed Koning US, Inc., a consumer products marketing company from 1993 to 2004, and, from January 2006 to February 2009, was employed as an executive in the New Business Development Group, by Specialized Technology Resources, Inc., a global provider of supply chain, corporate social responsibility, and consulting services. Mrs. Griffin’s education includes a Bachelor’s degree from Boston College University, and a Master’s degree in Public Administration from the University of Massachusetts John McCormick Graduate School of Policy and Global Studies.

Board of Directors

Frank Benintendo: has been a Director since 2004. Mr., Benintendo has spent over 45 years in the graphic arts/marketing field and was Chief Creative Officer of Popcorn Indiana, Inc., a Goldman Sachs investment portfolio company from 2003 to 2015, which was sold to Eagle Brands. Today, Mr. Benintendo runs his own creative/marketing consulting firm, FBI Designs, Inc. working in the Consumer Goods Product area. Mr. Benintendo’s skills and background were attractive to Global Tech Industries Group, Inc. since it had no creative/marketing staff. Mr. Benintendo’s design firm designed the current Global Tech Industries Group logo and worked several versions of its website, including the current iteration.

Don Gilbert, PhD: has been a Director since 2006. Mr. Gilbert has been an Enrolled Agent, licensed to practice before the U.S. Treasury Department and Department of Taxation in all fifty states. Mr. Gilbert served the US Treasury for 35 years in various legal and tax-related managerial positions. For the past 17, years, he has worked in the corporate world with executives across the country. Mr. Gilbert has business connections that have been helpful to Global Tech Industries Group.

Gregory Ozzimo: became a Board member in 2014. Mr. Ozzimo has over thirty years’ experience in the commodities and oil trading businesses. Mr. Ozzimo has served as group Vice President at Philipp Brothers (Salomon Brothers) in charge of Energy Product trading for over ten years, and has held other similar positions in the Energy sector. Currently, Mr. Ozzimo is an independent contractor with Transamerica Insurance.

Michael Valle previously served on the board of directors, from 2004 but resigned for personal reasons in December 2009. Mr. Valle since then has return to the board as a director in 2016. The board welcomed his return to the board because he has worked in the financial industry in New York for much of his career, where he served as Vice President of Investments for Smith Barney and Paine Webber, among other financial institutions. When Mr. Valle left the financial industry, he taught Finance and Economics for 5 years. Today Mr. Valle works as a Sales Representative for Beyer Brothers.

Family Relationships

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have recently determined that it is in the best interests of the Company and its shareholders for these positions to remain combined.

Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Limitation of Liability and Indemnification of Officers and Directors

Under Nevada General Corporation Law and our articles of incorporation, our directors will have no personal liability to us or our stockholders for monetary damages incurred as the result of the breach or alleged breach by a director of his “duty of care.” This provision does not apply to the directors’ (i) acts or omissions that involve intentional misconduct or a knowing and culpable violation of law, (ii) acts or omissions that a director believes to be contrary to the best interests of the corporation or our shareholders or that involve the absence of good faith on the part of the director, (iii) approval of any transaction from which a director derives an improper personal benefit, (iv) acts or omissions that show a reckless disregard for the director’s duty to the corporation or our shareholders in circumstances in which the director was aware, or should have been aware, in the ordinary course of performing a director’s duties, of a risk of serious injury to the corporation or our shareholders, (v) acts or omissions that constituted an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the corporation or our shareholders, or (vi) approval of an unlawful dividend, distribution, stock repurchase or redemption. This provision would generally absolve directors of personal liability for negligence in the performance of duties, including gross negligence.

The effect of this provision in our articles of incorporation is to eliminate the rights of the Company and our stockholders (through stockholder’s derivative suits on behalf of the Company to recover monetary damages against a director for breach of his fiduciary duty of care as a director (including breaches resulting from negligent or grossly negligent behavior) except in the situations described in clauses (i) through (vi) above. This provision does not limit nor eliminate the rights of the Company or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care. In addition, our Articles of Incorporation provide that if Nevada law is amended to authorize the future elimination or limitation of the liability of a director, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the law, as amended. Nevada General Corporation Law grants corporations the right to indemnify their directors, officers, employees and agents in accordance with applicable law. Our bylaws provide for indemnification of such persons to the full extent allowable under applicable law. These provisions will not alter the liability of the directors under federal securities laws.

We intend to enter into agreements to indemnify our directors and officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, indemnify our directors and officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provides services at the request of the Company. We believe that these provisions and agreements are necessary to attract and retain qualified directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Audit Committee. Our board of directors has appointed an audit committee. During our fiscal year ended December 31, 2017, our audit committee is comprised of Donald Gilbert. Mr. Gilbert is the sole member of the Audit Committee. Our audit committee is authorized to:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

The audit committee did not hold any meetings during the fiscal year ended December 31, 2017.

Compensation Committee. Our compensation committee is comprised of Frank Benintendo. Our compensation committee is authorized to:

●	discharge the responsibilities of the board of directors relating to compensation of the directors, executive officers and key employees;

●	assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

●	oversee the annual process of evaluation of the performance of our management;

Nominating Committee. The Company does not currently have a nominating committee, but may form one in the future. When formed, the nominating committee will be authorized to:

●	assist the board of directors by identifying qualified candidates for director nominees, and to recommend to the board of directors the director nominees for the next annual meeting of shareholders;

●	lead the board of directors in its annual review of its performance;

●	recommend to the board director nominees for each committee of the board of directors; and

●	develop and recommend to the board of directors corporate governance guidelines applicable to us.

Executive Committee, Our Executive Committee is comprised of David Reichman, Kathy Griffin, Frank Benintendo and Donald Gilbert. Our Executive committee is authorized to:

●	Act on behalf of the Board of Directors to recommend any action in the execution of its fiduciary responsibility that benefits or appears to benefit the shareholders and the Company’s mission

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2017 with senior management. The audit committee has also discussed with KSP Group, Inc. the company’s Certified Public Accounts and independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from KSP Group, Inc. required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with KSP Group, Inc. the independence of KSP Group, Inc. as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for KSP Group, Inc. our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

AUDIT COMMITTEE

Donald Gilbert

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

Indebtedness of Executive Officers

No executive officer, director or any member of these individuals' immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2017 all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our executive officers identified in the Summary Compensation Table (“Named Executive Officers”), and executive officers that we may hire in the future. As more fully described below, our board of directors approves all decisions for the total direct compensation of our executive officers, including the Named Executive Officers brought forward by the Compensation Committee.

Compensation Program Objectives and Rewards

Our compensation philosophy is based on the premise of attracting, retaining, and motivating exceptional leaders, setting high goals, working toward the common objectives of meeting the expectations of customers and stockholders, and rewarding outstanding performance. Following this philosophy, in determining executive compensation, we consider all relevant factors, such as the competition for talent, our desire to link pay with performance in the future, the use of equity to align executive interests with those of our stockholders, individual contributions, teamwork and performance, and each executive’s total compensation package. We strive to accomplish these objectives by compensating all executives with total compensation packages consisting of a combination of competitive base salary and incentive compensation.

While we have only hired two executives since inception because our business has not grown sufficiently to justify additional hires, we expect to grow and hire in the future. To date, we have not applied a formal compensation program to determine the compensation of the Named Executives Officers. In the future, as we and our management team expand, our board of directors expects to add independent members, form a compensation committee comprised of independent directors, and apply the compensation philosophy and policies described in this section of the Form 10-K.

The primary purpose of the compensation and benefits described below is to attract, retain, and motivate highly talented individuals when we do hire, who will engage in the behaviors necessary to enable us to succeed in our mission while upholding our values in a highly competitive marketplace. Different elements are designed to engender different behaviors, and the actual incentive amounts which may be awarded to each Named Executive Officer are subject to the annual review of the board of directors. The following is a brief description of the key elements of our planned executive compensation structure.

●	Base salary and benefits are designed to attract and retain employees over time.
●	Incentive compensation awards are designed to focus employees on the business objectives for a particular year.
●	Equity incentive awards, such as stock options and non-vested stock, focus executives’ efforts on the behaviors within the recipients’ control that they believe are designed to ensure our long-term success as reflected in increases to our stock prices over a period of several years, growth in our profitability and other elements.
●	Severance and change in control plans are designed to facilitate a company’s ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We currently have not given separation benefits to any of our Name Executive Officers.

Benchmarking

We have not yet adopted benchmarking but may do so in the future. When making compensation decisions, our board of directors may compare each element of compensation paid to our Named Executive Officers against a report showing comparable compensation metrics from a group that includes both publicly-traded and privately-held companies. Our board believes that while such peer group benchmarks are a point of reference for measurement, they are not necessarily a determining factor in setting executive compensation as each executive officer’s compensation relative to the benchmark varies based on scope of responsibility and time in the position. We have not yet formally established our peer group for this purpose.

The Elements of David Reichman and Kathy Griffin’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2017, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the amount of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Global Tech Industries Group, Inc. (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Equity Incentive Awards

No stock option awards have been made to any of our Named Executives or other officers or employees of Global Tech Industries Group, Inc. under Omnibus Stock and Incentive Plan, which was subsequently cancelled.

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees. We do not have a 401(k) Plan, but do have a Profit Sharing Plan Trust specifically earmarked as a retirement plan. This plan is funded by adding 2,000,000 shares each year. We may adopt other plans and/or confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We have employment agreements with our Named Executive Officers. They are eligible for specific benefits or payments if their employment or engagement terminates or if there is a change of control.

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2017 and 2016 to our Chief Executive Officer and our President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

David Reichman Chairman & CEO	2017	500,000	-	-	-	-	-

Kathy M. Griffin President	2017	180,000	-	-	-	-	-

Employment Agreements

Commencing on January 1, 2017, Mr. Reichman is serving as the Chief Executive Officer of the Company and Chairman of the Board on a full-time basis. Mr. Reichman’s base salary is $500,000 per year. He is entitled to participate in all benefits that the Company has or will implement, including covering all of Mr. Reichman’s health insurance premiums. Mr. Reichman executed the Company's standard Employment Confidentiality and Inventions Agreement. Mrs. Griffin is serving as the President of the Company on a full-time basis. Mrs. Griffin’s base salary is $180,000 per year. She is entitled to participate in all benefits that the Company has or will implement, including covering all Mrs. Griffin’s health insurance premiums. Mrs. Griffin executed the Company’s standard Employment Confidentiality and Inventions Agreement

Option Exercises and Stock Vested

N/A

Director Compensation

No Non-employee directors were paid any compensation for their services or reimbursement for their incidental expenses. On occasion, they have been awarded GTII common stock for services to the Board of Directors

No employee directors were paid any compensation for their services or reimbursement for their incidental expenses. On occasion, they have been awarded GTII common stock for services to the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 8, 2018, the number of and percent of our common stock beneficially owned by:

●	each of our directors;

●	each of our named executive officers;

●	our directors and executive officers as a group, and persons or groups known by us to own beneficially 5% or more of our common stock:

Unless otherwise specified, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The address for our executive officers and directors is the same as our address.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 8, 2018 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 8, 2018 have been exercised and converted.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent
David Reichman	34,398,900	17.25
Kathy M. Griffin	9,310,140	4.67
Frank Benintendo	3,433,990	1.72
Donald Gilbert	3,183,990	1.60
Michael Valle	609,000	.31
Gregory Ozzimo	500,000	.25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Director Independence

We currently have two independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by KSP Group, Inc. in 2017 for the audit and reviews of our 2017 and 2016 financial statements total approximately $15,000 and $12,500 respectively.

Audit Related Fees

N/A

Tax Fees

N/A

All Other Fees

N/A

Pre-Approval Policies and Procedures of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve, typically at the beginning of our fiscal year, all audit and non-audit services, other than de minimis non-audit services, to be provided by an independent registered public accounting firm. These services may include, among others, audit services, audit-related services, tax services and other services and such services are generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the full board of directors regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. As part of the board’s review, the board will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At audit committee meetings throughout the year, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

The audit committee has considered the provision of non-audit services provided by our independent registered public accounting firm to be compatible with maintaining their independence. The audit committee will continue to approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

As of the date of this filing, our current policy is to not engage KSP Group, Inc. to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage KSP Group, Inc. to provide audit, tax compliance, and other assurance services, such as review of SEC reports or filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

[ ]	Report of KSP Group, Inc. a CA Independent Registered Public Accounting Firm

[ ]	Consolidated Balance Sheets as of December 31, 2017 and 2016

[ ]	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

[ ]	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2017 and 2016

[ ]	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

[ ]	Notes to Consolidated Financial Statements

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

50

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: March 30, 2018	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: March 30, 2018
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: March 30, 2018
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: March 30, 2018
Donald Gilbert,
Director & Audit Chair

