Form 10-Q
period 2018-03-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2018-05-15
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

March 31, 2018

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

As of May 10, 2018 the number of shares outstanding of the registrant’s class of common stock was 155,577,737

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,374	$120,545
Marketable securities	159,997	176,345

Total Current Assets	241,371	296,890

PROPERTY AND EQUIPMENT (NET)	32	362

TOTAL ASSETS	$241,403	$297,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,838,292	$1,665,537
Accrued interest payable	503,809	482,190
Private Placement Deposits	128,634	128,634
Asset retirement obligation	101,250	101,250
Due to officers and directors	232,501	192,441
Notes payable- in default	568,577	568,577
Current portion of long-term debt-related party	744,015	744,015
Current portion of long-term debt	571,181	571,181

Total Current Liabilities	4,688,259	4,390,137

LONG-TERM LIABILITIES
Notes payable - related party (less current portion)	-	-
Notes payable (less current portion)	-	-

Total Long-Term Liabilities	-	-

Total Liabilities	4,688,259	4,390,137

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 and 0 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 125,527,990 and 124,527,990 issued and outstanding, respectively	155,577	155,577
Additional paid-in-capital	158,517,737	158,514,377
Unearned ESOP shares	(2,972,600)	(2,972,600)
Accumulated other comprehensive income	132,861	149,209
Retained (Deficit)	(160,280,432)	(160,003,137)

Total Stockholders’ (Deficit)	(4,446,856)	(4,092,885)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$241,405	$297,252

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Operations

	For the
	For The Three Months Ended
	March 31,
	2018	2017

REVENUES, net	-	-

COST OF SALES, net	-	-

GROSS PROFIT/(LOSS)	-	-

OPERATING EXPENSES

General and administrative	233,565	71,915
Compensation and professional fees	17,686	141,754
Depreciation	329	329

Total Operating Expenses	251,580	213,998

OPERATING LOSS	(251,580)	(213,998)

OTHER INCOME (EXPENSES)

Interest income	-	-
Gain/(loss) on marketable securities	-	-
Other income	-	91,643
Interest expense	(25,715)	(26,228)

Total Other Income (Expenses)	(25,715)	65,415

LOSS BEFORE INCOME TAXES	(277,295)	(148,583)

INCOME TAX EXPENSE	-	-

NET LOSS	$(277,295)	$(148,583)

OTHER COMPREHENSIVE INCOME /(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	(16,348)	26,932

COMPREHENSIVE LOSS	$(293,644)	$(121,651)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	155,577,996	114,527,990

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows

	For the
	For The Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(277,295)	(148,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	329
Imputed interest on loan	3,360	3,360
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	-	115,173
Increase (decrease) in accounts payable and accrued expenses	194,374	(5,907)

Net Cash Used in Operating Activities	(79,232)	(35,628)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-

Net Cash provided by (used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from private placement	-	128,634
Cash paid to related party loans	-	(220,275)
Cash received from related party loans	40,061	109,412

Net Cash Provided by (Used in) Financing Activities	40,061	17,771

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,171)	(17,857)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,545	40,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,374	$22,799

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$(16,348)	$24,149

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

March 31, 2018 (Unaudited)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The asset retirement obligation is as follows:

	3/31/2018	12/31/2017
Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

Investments are as follows:

Balance, December 31, 2017	$0
Realized gains and losses	-
Unrealized gains and losses	-
Balance, March 31, 2018	$0

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at March 31, 2018:

Balance at December 31, 2017:	$176,345
Change in market value at March 31, 2018	(16,348)
Balance at March 31, 2018:	$159,997

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2018 and December 31, 2017.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3
Marketable Securities – 2017	176,345	-0-	-0-
Marketable Securities – 2016	159,997	-0-	-0-
Notes payable - 2017	-0-	-0-	1,822,236
Notes payable - 2016	-0-	-0-	1,822,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2017 and December 31, 2016:

Notes payable
Balance, December 31, 2017	$1,822,236
Note issuances	-0-
Note payments	-0-
Balance, March 31, 2018	$1,822,236

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at March 31, 2018 and December 31, 2017.

Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable, and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. As of March 31, 2018 and December 31, 2017, there are no allowances recorded.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2018 and 2017, no common equivalent shares were excluded from the calculation and as of March 31, 2018, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited)

	For the three months
	Ended March 31, 2018	Ended March 31, 2017
Income (Loss) (numerator)	$(227,295)	$(145,583)
Shares (denominator)	155,577,996	114,527,990
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

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

March 31, 2018 (Unaudited)

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at March 31, 2018 and December 31, 2017 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2018 and are unsecured.

Due to officers as of March 31, 2018 and December 31, 2017 are totals of $192,441 and $232,501, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first three months of 2018 Mr. Reichman advanced $40,061 to the Company to cover operating expenses.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited)

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with due dates between August 2000 and October 2018. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At March 31, 2018 and December 31, 2017, notes payable amounted to $1,822,236 and $1,822,236, respectively. Below is a table summarizing the notes owed by the Company.

Principal	Interest Rate	Interest Expense 3/31/2018	Interest Expense 3/31/2017	Maturity
5,099	5%	64	64	10/5/2018
32,960	5%	412	412	10/5/2018
32,746	5%	409	409	10/5/2018
5,000	5%	75	75	10/5/2018
388,376	5%	4855	4855	10/5/2018
192,000	0%	3360	3360	10/5/2018
18,000	6%	270	270	9/1/2002
30,000	6%	450	450	9/12/2002
25,000	5%	313	313	8/31/2000
40,000	7%	700	700	7/10/2002
5,000	6%	75	75	10/28/2013
107,000	0%	1355	1355	1/31/2017
409,920	5%	5124	5124	10/5/2018
11,125	5%	139	139	10/5/2018
200,000	5%	2500	2500	10/5/2018
6,670	5%	83	83	10/5/2018
131,700	6.00% & 8.00%	1,976	1,976	10/5/2018
116,300	6%	1,840	1,840	3/14-11/15
65,340	6%	980	980	03/16-12/16

$1,822,236		24,979	26,228

(1)	Imputed interest due to 0% interest rate

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2018 (Unaudited)

NOTE 6 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the three months ended March 31, 2018, the Company recorded imputed interest on a non-interest bearing note in the amount of $3,360, with an increase in paid in capital.

During the three months ended March 31, 2018, the Company did not issue any stock, stock options or warrants.

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

March 31, 2018 (Unaudited)

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies as of March 31, 2018 and for the three months then ended.

Overview of Business

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

Employees

As of May 10, 2018 we have 2 full-time employees. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017:

We realized revenues of $0 during the three months ended March 31, 2018 and 2017. Our general operating expenses increased from $ 213, 998 in 2017 to $251,580 in 2018. The increase was primarily the result of an increase in wages.

Our net loss increased by $128,712 from $148,583 in 2017 to a loss of $277,295 in 2018. The primary reason for this decrease was the result of an increase in wages. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018 we had cash on hand of $81,374 compared to $120,545 at December 31, 2017. We used cash in our operations of $(79,232) in 2018 compared to cash used of $(35,628) in 2017. We generated cash-flow from investing activities during 2018 of $40,061, compared to $17,771 for the same quarter in 2017.. We anticipate that we will continue to have a negative cash flow from operations for 2018. We do not have sufficient cash on hand at March 31, 2018 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the nine months ended March 31, 2018, the Company’s working capital deficit decreased from $(4,092,885) to $(4,383,171), a decrease of 8%, due to the extension of several long-term notes that had become current or in default.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(4,383,171) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

None

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2017. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult to raise capital.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock issued during the three months ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to an individual, unsecured with interest of 6% per annum, unpaid to date and in default	5,000

Note payable to an LLC, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Various Notes payable to a Trust, unsecured with interest accruing at 6% per annum, unpaid to date and in default	131,700

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	60,340

Totals	$379,181

None of these notes have been paid, and management has indicated that no demand for payment for any of these notes has been received by the Company. However, the Company received a notice of motion from Luckysurf.com dated October 22, 2002, seeking entry of a judgment for $30,000. No further information or action has been received by the Company relating to this note.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)

10.13	Stock purchase Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC., G T International, Inc. and Go F & B Holdings, Ltd., dated December 30, 2016 (15)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(15)	Filed January 5, 2017 as an exhibit to a Form 8 – K and incorporated herein by reference.

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2018	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 15, 2018
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 15, 2018
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 15, 2018
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: May 15, 2018
Donald Gilbert, Director

By:	/s/ Greg Ozzimo	Dated: May 15, 2018
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: May 15, 2018
Mike Valle, Director

