Form 10-Q
period 2018-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2018-08-13
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

June 30, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company

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

As of August 6, 2018 the number of shares outstanding of the registrant’s class of common stock was 155,577,737

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,817	$120,545
Marketable securities	194,452	176,345

Total Current Assets	250,269	296,890

PROPERTY AND EQUIPMENT (NET)	-	362

TOTAL ASSETS	$250,269	$297,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,018,273	$1,665,537
Accrued interest payable	525,428	482,190
Private Placement Deposits	128,634	128,634
Asset retirement obligation	101,250	101,250
Due to officers and directors	261,670	192,441
Notes payable- in default	568,577	568,577
Current portion of long-term debt-related party	756,780	744,015
Current portion of long-term debt	571,181	571,181

Total Current Liabilities	4,931,793	4,453,825

Total Liabilities	4,931,793	4,453,825

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 155,557,996 and 155,557,996 issued and outstanding, respectively	155,577	155,577
Additional paid-in-capital	158,521,097	158,514,377
Unearned ESOP shares	(2,972,600)	(2,972,600)
Accumulated other comprehensive income	167,316	149,209
Retained (Deficit)	(160,552,913)	(160,003,137)

Total Stockholders’ (Deficit)	(4,681,524)	(4,156,573)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$250,269	$297,252

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Operations

	For the		For the
	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES, net	-	-	-	-

COST OF SALES, net	-	-	-	-

GROSS PROFIT/(LOSS)	-	-	-	-

OPERATING EXPENSES

General and administrative	231,715	294,958	465,280	366,873
Compensation and professional fees	15,000	28,457	32,686	170,211
Depreciation	33	329	362	658

Total Operating Expenses	246,748	323,744	498,328	537,742

OPERATING LOSS	(246,748)	(323,744)	(498,328)	(537,742)

OTHER INCOME (EXPENSES)

Interest income	-	5	-	5
Other income	-	91,642	-	91,642
Interest expense	(25,733)	(25,744)	(51,448)	(51,972)

Total Other Income (Expenses)	(25,733)	65,903	(51,448)	39,675

LOSS BEFORE INCOME TAXES	(272,481)	(257,841)	(549,776)	(498,067)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(272,481)	$(257,841)	$(549,776)	$(498,067)

OTHER COMPREHENSIVE INCOME /(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	1,759	8,448	18,107	35,380

COMPREHENSIVE LOSS	$(270,722)	$(249,393)	$(531,669)	$(462,687)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	155,577,996	124,527,990	155,577,996	124,527,990

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows

	For the
	For The Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(549,776)	(498,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362	659
Imputed interest on loan	6,720	6,720
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	-	130,345
Increase (decrease) in accounts payable and accrued expenses	395,971	290,108

Net Cash Used in Operating Activities	(146,723)	(70,235)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from private placement	-	128,634
Cash paid to related party loans	-	(220,275)
Cash received from related party loans	81,994	236,070

Net Cash Provided by (Used in) Financing Activities	81,994	144,429

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,728)	74,194

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,545	40,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,817	$114,850

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$18,107	$33,379

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

June 30, 2018 (Unaudited)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The asset retirement obligation is as follows:

	6/30/2018	12/31/2017
Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

Investments are as follows:

Marketable Securities-Available for Sale

The Company purchased marketable securities and these marketable securities are classified as “available for sale”. Accordingly, the Company originally recognizes the shares at the market value purchased. The shares are evaluated quarterly using the specific identification method. Any unrealized holding gains, or losses are reported as Other Comprehensive Income and as a separate component of stockholder’s equity. Realized gains and losses are included in earnings. Also, other than temporary impairments are recorded as a loss on marketable securities in the statements of operations.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at June 30, 2018:

Balance at December 31, 2017:	$176,345
Change in market value at June 30, 2018	(18,107)
Balance at June 30, 2018:	$194,452

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2018 and December 31, 2017.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3
Marketable Securities – 2017	176,345	-0-	-0-
Marketable Securities – 2018	194,452	-0-	-0-
Notes payable - 2017	-0-	-0-	1,822,236
Notes payable - 2018	-0-	-0-	1,822,236

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2018 and December 31, 2017:

Notes payable
Balance, December 31, 2017	$1,822,236
Note issuances	-0-
Note payments	-0-
Balance, June 30, 2018	$1,822,236

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at June 30, 2018 and December 31, 2017.

Accounts Receivable/Allowances for Doubtful Accounts

The Company regularly assesses the collectability of its accounts receivable and considers receivables with aging exceeding 120 days to be potentially uncollectible. Management will analyze the need for an allowance for doubtful accounts at that time. As of June 30, 2018, and December 31, 2017, there are no allowances recorded.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2018 and 2017, no common equivalent shares were excluded from the calculation and as of June 30, 2018, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

	For the six months
	Ended June 30, 2018	Ended June 30, 2017
Income (Loss) (numerator)	$(549,776)	$(498,067)
Shares (denominator)	155,577,996	124,527,990
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

Intangible Assets and Business Combinations

The Company adopted ASC 805, “Business Combinations”, and ASC 350, “Goodwill and Other Intangible Assets”, effective June 2001 and revised in December 2007. ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized but are reviewed for impairment annually.

Income Taxes

The Company applies ASC 740 which requires the asset and liability method of accounting for income taxes. The asset and liability method require that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at June 30, 2018 and December 31, 2017 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2018 and are unsecured.

Due to officers as of June 30, 2018 and December 31, 2017 are totals of $261,670 and $192,441, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first six months of 2018 Mr. Reichman advanced $69,229 to the Company to cover operating expenses.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

NOTE 5 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with due dates between August 2000 and October 2018. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At June 30, 2018 and December 31, 2017, notes payable amounted to $1,822,236 and $1,822,236, respectively. Below is a table summarizing the notes owed by the Company.

Principal	Interest Rate	Interest Expense 6/30/2018	Interest Expense 6/30/2017	Maturity
5,099	5%	128	128	10/5/2018
32,960	5%	824	824	10/5/2018
32,746	5%	818	817	10/5/2018
5,000	5%	150	150	10/5/2018
388,376	5%	9710	9710	10/5/2018
192,000	0%	6720	6720	1/31/2017
18,000	6%	540	540	9/1/2002
30,000	6%	900	900	9/12/2002
25,000	5%	626	626	8/31/2000
40,000	7%	1400	1400	7/10/2002
5,000	6%	150	150	10/28/2013
107,000	0%	2710	2710	1/31/2017
409,920	5%	10248	10248	10/5/2018
11,125	5%	278	278	10/5/2018
200,000	5%	5000	5000	10/5/2018
6,670	5%	166	167	10/5/2018
131,700	6.00% & 8.00%	3952	3,952	10/5/2018
116,300	6%	3680	3,680	3/14-11/15
65,340	6%	1960	1,960	03/16-12/16

$1,822,236		49,960	49,960

(1)	Imputed interest due to 0% interest rate

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2018 (Unaudited)

NOTE 6 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2018, the Company recorded imputed interest on a non-interest-bearing note in the amount of $6,720, with an increase in paid in capital.

During the six months ended June 30, 2018, the Company did not issue any stock, stock options or warrants.

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

June 30, 2018 (Unaudited)

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

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 466,853 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $1.10 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc. TTII Oil & Gas, Inc. intends to pursue more opportunities in Kansas to expand the current leases, and to aggressively continue pumping oil from the thirteen currently operating wells. At the same time, both Global Tech Industries Group, Inc. and TTII Oil & Gas, Inc. intend to aggressively pursue the two companies located in Brazil, who are responsible for the over $7,000,000 dollars in monies owed to TTII Oil & Gas, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired, and no value was recorded for this asset. On September 2015, the Chautauqua County Court decided that American Resource Technologies Inc management and Board of Directors improperly acted and rendered the original Agreement a nullity. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, case#17-CV-0698. As of this writing the case has not yet been decided.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies as ofJune 30, 2018 and for the three months then ended.

Overview of Business

Global Tech Industries Group, Inc. (“Global Tech”, “GTII”, “we”, “our”, “us”, “the Company”) is a Nevada corporation which has been operating under several different names since 1980.

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

Employees

As of August 6, 2018, we have 2 full-time employees. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2018 Compared to Three Months Ended June 302017:

We realized revenues of $0 during the three months ended June 30, 2018 and 2017. Our general operating expenses decreased from $ 294,958 in 2017 to $231,715 in 2018. The decrease was primarily the result of a decrease in company operations.

Our net loss increased by $14,460 from $257,841 in 2017 to a loss of $272,481 in 2018. The primary reason for this decrease was primarily the result of a decrease in company operations. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

Results of Operations for the Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017:

We realized revenues of $0 during the three months ended June 30, 2018 and 2017. Our general operating expenses increased from $ 366,873 in 2017 to $465,280 in 2018. The increase was primarily s 2017 fluctuations as our operating expenses stayed relatively even for both the first and second quarter of 2018.

Our net loss increased by $51,709 from $498,067 in 2017 to a loss of $549,776 in 2018. The primary reason for this increase was in 2017 other income items of $91,642 reducing the loss for that period. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018 we had cash on hand of $55,817 compared to $120,545 at December 31, 2017. We used cash in our operations of $(146,723) in 2018 compared to cash used of $(70,235) in 2017. We generated cash-flow from investing activities during 2018 of $81,994, compared to $144,429 for the same period in 2017. We anticipate that we will continue to have a negative cash flow from operations for 2018. We do not have sufficient cash on hand at June 30, 2018 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded but is not allowed to remove them from our books and records due to accounting regulations. During the six months ended June 30, 2018, the Company’s working capital deficit increased from $(4,156,573) to $(4,681,524), an increase of 11%, due to continued lack of operations.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2017 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 13, 2018	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 13, 2018
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 13, 2018
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 13, 2018
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: August 13, 2018
Donald Gilbert, Director

By:	/s/ Greg Ozzimo	Dated: August 13, 2018
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: August 13, 2018
Mike Valle, Director

