Form 10-Q
period 2018-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2018-11-14
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

September 30, 2018

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

As of November 14, 2018 the number of shares outstanding of the registrant’s class of common stock was 206,862,327.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,818	$120,545
Marketable securities	164,581	176,345

Total Current Assets	182,400	296,890

PROPERTY AND EQUIPMENT (NET)	-	362

TOTAL ASSETS	$182,400	$297,252

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,174,934	$1,665,537
Accrued interest payable	545,691	482,190
Private Placement Deposits	128,634	128,634
Asset retirement obligation	101,250	101,250
Due to officers and directors	347,014	192,441
Notes payable- in default	568,577	568,577
Current portion of long-term debt-related party	756,780	744,015
Current portion of long-term debt	566,082	571,181

Total Current Liabilities	5,188,962	4,453,825

Total Liabilities	5,188,962	4,453,825

STOCKHOLDERS' (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 155,557,996 and 155,557,996 issued and outstanding, respectively	161,327	155,577
Additional paid-in-capital	158,938,187	158,514,377
Unearned ESOP shares	(2,972,600)	(2,972,600)
Accumulated other comprehensive income	137,445	149,209
Retained (Deficit)	(161,270,921)	(160,003,137)

Total Stockholders' (Deficit)	(5,006,562)	(4,156,573)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$182,400	$297,252

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the		For the
	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES, net	-	-	-	-

COST OF SALES, net	-	-	-	-

GROSS PROFIT/(LOSS)	-	-	-	-

OPERATING EXPENSES

General and administrative	675,152	158,588	1,140,432	525,461
Compensation and professional fees	16,500	42,609	49,186	212,820
Depreciation	-	330	362	988

Total Operating Expenses	691,652	201,527	1,189,980	739,269

OPERATING LOSS	(691,652)	(201,527)	(1,189,980)	(739,269)

OTHER INCOME (EXPENSES)

Interest income	-	6	-	11
Other income	-	-	-	91,642
Interest expense	(26,356)	(25,715)	(77,804)	(77,687)

Total Other Income (Expenses)	(26,356)	(25,709)	(77,804)	13,966

LOSS BEFORE INCOME TAXES	(718,008)	(227,236)	(1,267,784)	(725,303)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(718,008)	$(227,236)	$(1,267,784)	$(725,303)

OTHER COMPREHENSIVE INCOME /(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	(29,871)	20,043	(11,764)	55,423

COMPREHENSIVE LOSS	$(747,879)	$(207,193)	$(1,279,548)	$(669,880)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	159,422,440	125,354,077	156,859,477	124,806,077

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the
	For The Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,267,784)	(725,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362	988
Stock issued for services	419,481	42,100
Imputed interest on loan	10,080	10,080
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	-	130,345
Increase (decrease) in accounts payable and accrued expenses	572,894	390,371

Net Cash Used in Operating Activities	(264,967)	(151,419)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from private placement	-	128,634
Cash paid to related party loans	-	(220,275)
Cash received from related party loans	162,240	270,369

Net Cash Provided by (Used in) Financing Activities	162,240	178,728

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,727)	27,309

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,545	40,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$17,818	$67,965

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in exchange for debt	5,099
Unrealized gain on marketable securities	$(11,764)	$55,422

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements. The results of operations for the period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

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

September 30, 2018 (Unaudited)

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

Beneficial Conversion Feature of Debentures and Convertible Notes Payable

In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debentures and related accruing interest and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the straight-line method.

Recent Accounting Pronouncements

No accounting pronouncements were issued during the third quarter of 2018 that would have a material effect on the accounting policies of the Company when adopted.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

The asset retirement obligation is as follows:

	9/30/2018	12/31/2017
Previous Balance	$101,250	$101,250
Increases/(decreases) current period	-	-

Ending Balance	$101,250	$101,250

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

Marketable Securities-Available for Sale (Continued)

Marketable securities are as follows at September 30, 2018:

Balance at December 31, 2017:	$176,345
Change in market value at June 30, 2018	(11,764)
Balance at September 30, 2018:	$164,581

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2018 and December 31, 2017.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3
Marketable Securities – December 31, 2017	176,345	-0-	-0-
Marketable Securities – September 30, 2018	164,581	-0-	-0-
Notes payable – December 31, 2017	-0-	-0-	1,883,773
Notes payable – September 30. 2018	-0-	-0-	1,891,439

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2018 and December 31, 2017:

Notes payable
Balance, December 31, 2017	$1,883,773
Note issuances	12,765
Note payments	5,099
Balance, September 30, 2018	$1,891,439

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. There were no cash equivalents at September 30, 2018 and December 31, 2017.

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

Basic and Diluted Loss per Share

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2018 and 2017, no common equivalent shares were excluded from the calculation and as of September 30, 2018, there are not stock equivalents existing. The ESOP shares issued during 2012 and 2011 have also been excluded from the calculation as they were issued but not outstanding.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

	For the nine months
	Ended September 30, 2018	Ended September 30, 2017
Income (Loss) (numerator)	$(1,267,784)	$(725,303)
Shares (denominator)	156,859,477	124,806,077
Basic and diluted income (loss) per share	$(0.00)	$(0.00)

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at September 30, 2018 and December 31, 2017 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2018 and are unsecured.

Due to officers as of September 30, 2018 and December 31, 2017 are totals of $347,014 and $192,441, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first nine months of 2018 Mr. Reichman advanced $103,967 to the Company to cover operating expenses.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

NOTE 5 - NOTES PAYABLE

(a) NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 8%, which are unsecured, with due dates between August 2000 and October 2018. Many notes with maturity dates that have passed are currently in default with the remaining note due on dates as specified below. At September 30, 2018 and December 31, 2017, notes payable amounted to $1,891,439 and $1,883,773, respectively. Below is a table summarizing the notes owed by the Company.

		Interest Expense	Interest Expense
Principal	Interest Rate	9/30/2018	9/30/2017	Maturity

32,960	5%	1,236	1,236	10/5/2018
32,746	5%	1,227	1,227	10/5/2018
5,000	5%	225	225	10/5/2018
388,376	5%	14,565	14,565	10/5/2018
192,000	0%	10,080	10,080	1/31/2017
18,000	6%	810	810	9/1/2002
30,000	6%	1,350	1,350	9/12/2002
25,000	5%	939	939	8/31/2000
40,000	7%	2,100	2,100	7/10/2002
5,000	6%	225	225	10/28/2013
107,000	5% & 7%	4,065	4,065	1/31/2017
409,920	5%	15,372	15,372	10/5/2018
11,125	5%	417	417	10/5/2018
200,000	5%	7,500	7,500	10/5/2018
6,670	5%	249	249	10/5/2018
131,700	6.00% & 8.00%	5,928	5,928	10/5/2018
116,300	6%	5,520	5,520	3/14-11/15
139,642	6%	2,940	2,940	03/16-12/16

$1,891,439		74,748	74,748

(1) Imputed interest due to 0% interest rate

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2018 (Unaudited)

NOTE 6 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2018, the Company recorded imputed interest on a non-interest-bearing note in the amount of $10,080, with an increase in paid in capital.

During the nine months ended September 30, 2018, the Company issued 5,750,000 shares of common stock, and no stock options or warrants. 500,000 of those shares were used to retire debt and 5,250,000 shares were issued for services.

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

September 30, 2018 (Unaudited)

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

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. As of this writing, the matter was removed voluntarily by GTII from the NY Federal Court due to the failure and unwillingness of the defendants to participate in the action, and an action was initiated under the rules of the American Arbitration Association. As of this writing, the defendants have again failed to defend, and participate in the matter. GTII's Counsel is considering actions for declaratory judgment in local courts in order to vindicate GTII's rights, and to recover the shares, and value paid to the defendants. The matter remains open.

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

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting policies as of September 30, 2018 and for the nine months then ended.

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

On Auust 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. On July 7, 2017, Tree Top Industries, Inc. changed its name to Global Tech Industries Group, Inc. GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Global Tech Industries Group, Inc. MLN, Inc., BioEnergy Applied Technologies, Inc. (“BAT”), Eye Care Centers International, Inc., GoHealthMD Nano Pharmaceuticals, Inc., TTI Strategic Acquisitions and Equity Group, Inc., and TTII Oil & Gas, Inc., a Delaware corporation all were formed by Global Tech in the anticipation of technologies, products, or services being acquired. G T International, Inc. a Nevada corporation is an also wholly-owned subsidiary of Global Tech Industries Group, Inc, existing as a Wyoming corporation. Not all subsidiaries are currently active.

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

The Company also owns NetThruster, Inc., a Nevada corporation (“NetThruster”), which was formally known as Ludicrous, Inc. (“Ludicrous”). On January 28, 2011, the Board of Directors of Global Tech adopted resolutions approving the disposition by the Company of all the common stock of its wholly-owned subsidiary, NetThruster, Inc., a Delaware corporation (“NetThruster Delaware”), in a spin-off to Global Tech’s shareholders on a pro rata basis (the “Spin-Off”). Thereafter, NetThruster Delaware would be owned by Global Tech’s shareholders. David Reichman, the CEO of Global Tech was named Chairman of the Board, CEO and CFO of NetThruster Delaware. Kathy M. Griffin was named a Director and corporate secretary. The Board of Directors of NetThruster Delaware is comprised of David Reichman and Kathy Griffin. On February 9, 2011, Global Tech entered into a distribution agreement with NetThruster Delaware (the “Distribution Agreement”). The Spin-Off is governed by the Distribution Agreement. A copy of the Distribution Agreement is attached by reference. The Spin-Off was disclosed in a Form 8-K, filed on February 9, 2011, which announced that the NetThruster division would be spun-off into a separate entity. Subsequently, management and the board of directors agreed to postpone the spin-off indefinitely

On May 25, 2011 Global Tech signed a licensing agreement with WorldWithoutBlindness (“WWB”) for the right to market and sell their patented eye screening equipment on a global basis outside the United States, for a period of two years. Eye Care Centers International, Inc, was formed to support the further growth and development of (“WWB”), an organization whose primary mission is to bring patented eye screening equipment to the developing world. The WWB technology uses objective parameters instead of traditional subjective eye chart examinations, to screen children as young as six months old. This agreement was extended an additional two years through May 25, 2015.

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

Employees

As of September 30, 2018, we have 2 full-time employees. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017:

We realized revenues of $0 during the three months ended September 30, 2018 and 2017. Our general operating expenses increased from $ 158,588 in 2017 to $675,152 in 2018. The increase was primarily the 5,250,000 shares of stock issued for services in the quarter.

Our net loss increased by $490,772 from $227,236 in 2017 to a loss of $718,008 in 2018. The primary reason for this in increase was primarily the result of stock issued for compensation recorded as operating expenses. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize any projected acquisition. Management and the Board are considering multiple options currently available.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017:

We realized revenues of $0 during the Nine months ended June  30, 2018 and 2017. Our general operating expenses increased from $ 525,461 in 2017 to $1,140,432 in 2018. The increase was primarily from the stock issued for services on the last quarter of the period.

Our net loss increased by $542,481 from $725,303 in 2017 to a loss of $1,267,784 in 2018. The primary reason for this increase was compensation shares of stock issued in the last quarter recorded as operating expenses.  We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018 we had cash on hand of $17,818 compared to $120,545 at December 31, 2017. We used cash in our operations of $(264,967) in 2018 compared to cash used of $(151,419) in 2017. We generated cash-flow from investing activities during 2018 of $162,240, compared to $178,728 for the same period in 2017. We anticipate that we will continue to have a negative cash flow from operations for 2018. We do not have sufficient cash on hand at September 30, 2018 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

Some of Global Tech’s past due obligations, including $651,059 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded but is not allowed to remove them from our books and records due to accounting regulations. During the six months ended September 30, 2018, the Company’s working capital deficit increased from $(4,156,935) to $(5,006,562), an increase of 20%, due to continued lack of operations.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(5,006,562) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. As of this writing, the matter was removed voluntarily by GTII from the NY Federal Court due to the failure and unwillingness of the defendants to participate in the action, and an action was initiated under the rules of the American Arbitration Association. As of this writing, the defendants have again failed to defend, and participate in the matter. GTII's Counsel is considering actions for declaratory judgment in local courts in order to vindicate GTII's rights, and to recover the shares, and value paid to the defendants. The matter remains open.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ending September 30, 2018, the Company issued 5,750,000 shares of common stock, and no stock options or warrants. 500,000 of those shares were used to retire debt and 5,250,000 shares were issued for services.

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

Dated: November 14, 2018	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 14, 2018
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 14, 2018
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 14, 2018
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: November 14, 2018
Donald Gilbert, Director & Audit Chair

By:	/s/ Greg Ozzimo	Dated: November 14, 2018
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: November 14, 2018
Mike Valle, Director

