Form 10-K/A
period 2016-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2018-11-27
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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

EXPLANATORY NOTE

This 10-K/A, for the period ending December 31, 2016, is being filed solely to correct the month from December 2016 to July 2016 in Footnote 7 under the section Unearned ESOP Shares.

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

In July 2016, the Company issued 2,000,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $700,000.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: November 27, 2018	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 27, 2018
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 27, 2018
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: November 27, 2018
Donald Gilbert,
Director & Treasurer

