Form 10-K
period 2018-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2019-03-27
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,311,428 as of March 5, 2019 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 214,612,327 shares issued and 170,777,990 shares outstanding of the registrant’s common stock as of March 5, 2019.

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

As of December 31, 2012, pursuant to the ARUR asset purchase agreement, Global Tech purchased eight related patents for various features of a gun sight, as applied to different types of firearms. The Company has not had time to determine any viable use of the patents and has not assigned a value to this intangible asset. Other than this purchased patent, Global Tech had received no patents in the United States and no patents in foreign jurisdictions. Global Tech has no pending patent applications in the United States and no pending patent applications in foreign jurisdictions. It had received no trademarks and had no pending trademark applications in the United States. It had no pending trademark applications in foreign countries and no non-U.S. trademark applications had been issued.

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

Restaurant Properties

The restaurant industry in Hong Kong has been growing rapidly, resulting in a highly competitive landscape. The Hong Kong consumer spends almost 60% of his food budget outside the home, paving the way for a competitive marketplace, as restaurants of all kinds compete for the same dollars. Our restaurants cover several different representations of typical Hong Kong restaurant offerings and the Company believes this diversification will result in positive growth in 2019.

Employees

. As of December 31, 2018, we employed two people, one on a full-time basis, and one on a part-time basis. Both employees are in executive positions.

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

ITEM 4. Mine Safety

N/A

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

GTII’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board. (“PINK”) under the symbol “GTII.” Prior to 2010, there was limited trading of GTII’s common stock. The following table sets forth high and low sales prices of GTII common stock for each fiscal quarter for the last two fiscal years as reported by the OTCMarkets., based on closing prices. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The stock prices have been restated for a prior 10 for 1 forward stock split.

Year Ended December 31, 2018	High	Low
First Quarter ended March 31, 2017	$0.61	$0.17
Second Quarter ended June 30, 2017	$0.21	$0.04
Third Quarter ended September 30, 2017	$0.06	$0.01
Fourth Quarter ended December 31, 2017	$0.05	$0.01

First Quarter ended March 31, 2018	$0.05	$0.04
Second Quarter ended June 30, 2018	$0.15	$0.01
Third Quarter ended September 30, 2018	$0.50	$0.05
Fourth Quarter ended December 31, 2018	$0.37	$0.11

As of March 5, 2019, there were approximately 812 record holders of GTII common stock, not including shares held in “street name” in brokerage accounts, which are unknown. As of March 5, 2019, there were, 214,612,327 approximately of GTII’s common stock issued and 170,777,990 shares outstanding on record.

Dividends

GTII has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for GTII’s common stock is Old Monmouth Stock Transfer Co., Inc. The Company email address is: www. transferagent@oldmonmouthe.com, and the phone number is 732-872-2727.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2018.

Sales of Our Unregistered Securities during 2018 Not Previously Disclosed

None

ITEM 6. Selected Financial Data

N/A

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

PLAN OF OPERATIONS

With the suspension of the Company’s oil operation, and the legal ruling that the oil properties were no longer the property of GTII, the Company has entertained and negotiated additional business ventures. On December 30, 2016, the Company negotiated the acquisition of several restaurants in Hong Kong and intended to expand its operations into that business sector during 2017. The Company continues to investigate the potential acquisitions of other opportunities in order to secure sufficient operations to support its administrative expenses and will continue to do so in 2019.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

During the 2018 year, with the discontinuance of our oil operations, we realized revenues of $0, compared to $0 for 2017. Our total operating expenses increased from $1,622,057 in 2017 to $2,779,698 in 2018. The increase was primarily the result of share-based compensation of $1,728,949, issued to various individuals, professional, and management for services provided in 2018 and increased from 2017. General and administrative expenses increased slightly from $1,378,845 in 2017 to $2,578,940 in 2018 an increase of $1,200,095 due mostly to the increase in share-based compensation. Depreciation expense decreased to $362 from $1,317 the prior year.

Our net loss increased by $1,249,280 to $2,883,116 in 2018 from $1,633,836 in 2017. This translates to a $.01 decrease in loss per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, we had cash on hand of $7,819 compared to $120,545 at December 31, 2017. We used cash in our operations of $287,673 in 2018 compared to $167,661 in 2017, a 41% increase. However, we raised net $174,947 and $118,916 from related party loans in 2018 and 2017.We had an increase in cash provided by a private placement in 2017 of $128,634. We anticipate that we will continue to have a decrease in our cash flow from continuing operations of approximately $10,000 per month for 2019. We do not have sufficient cash on hand at December 31, 2018 to cover our negative cash flow. We will attempt to increase our operating activities and possibly raise capital through the sale of our common stock or through debt financing.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Global Tech has no credit facilities with which to resolve these outstanding obligations from prior years, but will fully resolve them upon a successful capital raise and monetary action of the business. This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available. During 2013, Global Tech was successful in negotiating the conversion of $204,081 in accounts payable and the settlement of officer debt of $3,843,133 for shares of common stock and forgiveness. As of December 31, 2018, there is an amount due to officers and Directors equal to $354,623 as compared to $192,441 as of December 31, 2017, respectively, which may increase if such officers and/or Directors continue to provide additional sums of money and/or services that are payable upon demand. Our liquidity would decrease materially if any such officer or Director demanded repayment. These loans must be considered in any capital raise and could continue to restrict our liquidity upon such capital raise if repayment is thereby demanded. Global Tech shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm the Company’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $5,283,493 would cause GlobalTech to default and, further, would put our continued viability in jeopardy.

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

KSP GROUP, INC.

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Tech Industries Group, Inc.

We have audited the accompanying consolidated balance sheet of Global Tech Industries Group, Inc. as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Tech Industries Group, Inc. at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KSP Group

Los Angeles, CA
March 25, 2019

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
CURRENT ASSETS
Cash and cash equivalents	$7,819	$120,545
Marketable securities	131,120	176,345

Total Current Assets	138,939	296,890

PROPERTY AND EQUIPMENT (NET)	-	362
INVESTMENTS	51,832	-

TOTAL ASSETS	$190,771	$297,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,433,172	$1,665,537
Accrued interest payable	567,246	482,190
Private Placement Deposits	128,634	128,634
Asset retirement obligation	101,250	101,250
Due to officers and directors	354,623	192,441
Notes payable- in default	568,577	568,577
Current portion of long-term debt-related party	756,780	744,015
Current portion of long-term debt	566,082	571,181

Total Current Liabilities	5,476,364	4,453,825

Total Liabilities	5,476,364	4,453,825

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 170,777,990 and 155,557,990 issued and outstanding, respectively	170,778	155,577
Additional paid-in-capital	160,739,496	158,514,377
Unearned ESOP shares	(3,413,600)	(2,972,600)
Accumulated other comprehensive income	103,985	149,209
Retained (Deficit)	(162,886,253)	(160,003,137)

Total Stockholders’ (Deficit)	(5,285,593)	(4,156,573)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$190,771	$297,252

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2018	2017
OPERATING EXPENSES

General and administrative	2,578,940	1,378,845
Compensation and professional fees	200,396	241,895
Depreciation	362	1,317

Total Operating Expenses	2,779,698	1,622,057

OPERATING LOSS	(2,779,698)	(1,622,057)

OTHER INCOME (EXPENSES)

Interest income	-	16
Gain/(loss) on marketable securities	-	-
Other income	-	91,642
Interest expense	(103,418)	(103,437)

Total Other Income (Expenses)	(103,418)	(11,779)

LOSS BEFORE INCOME TAXES	(2,883,116)	(1,633,836)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,883,116)	$(1,633,836)

OTHER COMPREHENSIVE INCOME/(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	(45,224)	60,958

COMPREHENSIVE LOSS	$(2,928,340)	$(1,572,878)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	158,978,560	128,281,415

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2018 and 2017

								Accumulated
						Unearned		Other
	Preferred Stock		Common Stock		Additional	ESOP	Retained	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Shares	(Deficit)	Income	Equity
Balance, December 31, 2016	1,000	$1	124,527,990	$124,527	$158,006,082	$(2,876,000)	$(158,369,301)	$88,251	$(3,026,440)

Common stock issued for services & ESOP plan			31,050,000	31,050	494,855	(96,600)			429,305

Imputed interest – loan					13,440				13,440

Unrealized gain on marketable securities								60,958	60,958

Net loss for the year ended December 31, 2017							(1,633,836)		(1,633,836)

Balance, December 31, 2017	1,000	$1	155,577,990	$155,577	$158,514,377	$(2,972,600)	$(160,003,137)	$149,209	$(4,156,573)

Common stock issued for services & ESOP plan			13,500,000	13,501	2,161,547	(441,000)			1,734,048

Imputed interest – loan					13,440				13,440

Stock exchanges for investment			1,700,000	1,700	50,132				51,832

Unrealized gain on marketable securities								(45,224)	(45,224)

Net loss for the year ended December 31, 2018							(2,883,116)		(2,883,116)

Balance, December 31, 2018	1,000	$1	170,777,990	$170,778	$160,739,496	$(3,413,600)	$(162,886,253)	$103,985	$(5,285,593)

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,883,116)	(1,633,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	362	1,317
Stock issued for services	1,728,949	429,305
Imputed interest on loan	13,440	13,440
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	-	130,345
Increase (decrease) in accounts payable and accrued expenses	852,692	891,768

Net Cash Used in Operating Activities	(287,673)	(167,661)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from private placement	-	128,634
Cash paid to related party loans	(60,961)	(273,906)
Cash received from related party loans	235,908	392,822

Net Cash Provided by (Used in) Financing Activities	174,947	247,550

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,726)	79,889

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	120,545	40,656

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,819	$120,545

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock exchanged for investment	$51,832	$-
Stock issued in exchange for debt	$5,099	$-
Unrealized gain on marketable securities	$(45,224)	$60,957

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

B) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,881,016 during the fiscal year ended December 31, 2018 and has an accumulated deficit of $162,886,254 and is in default on several notes payable (see Note 5). The Company also has negative working capital of $5,337,426 and $4,156,573 at the years ended December 31, 2018 and 2017, respectively, and negative cash flow from operations of $287,673 and $167,662.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2018 and 2017, no excess existed. There were no cash equivalents at December 31, 2018 and 2017.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2018 and 2017.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2018 and 2017:

	Level 1	Level 2	Level 3
Marketable Securities – 2018	131,120	-0-	-0-
Marketable Securities – 2017	176,345	-0-	-0-
Notes payable - 2018	-0-	-0-	$1,878,674
Notes payable - 2017	-0-	-0-	$1,883,773

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 31, 2018 and 2017:

Notes payable

Balance, December 31, 2016	$1,822,237

Note issuances	61,540

Note cancellations/payments	-

Balance, December 31, 2017	$1,883,773

Note issuances	12,765

Note cancellations/payments	5,099

Balance, December 31, 2018	$1,891,439

J) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2018 and 2017, no common stock equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2018 and 2017 have also been excluded from the calculation as they were issued but not outstanding.

	For the Years Ended
	December 31,
	2018	2017
Loss (numerator)	$(2,883,116)	$(1,633,836)
Shares (denominator)	158,978,560	128,281,415
Basic and diluted loss per share	$(.02)	$(.01)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at December 31, 2018 and 2017 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 5, 2018 and are unsecured. Accrued interest on the officer loans at December 31, 2018 is $191,189.

Due to officers, as of December 31, 2018 and 2017 totals $354,623 and $192,441, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2018 Mr. Reichman advanced $223,143 to the Company to cover operating expenses and was repaid $60,961. During 2017 Mr. Reichman advanced $331,285, to the Company and was repaid $273,906. At December 31, 2018 and 2017, the balances due Mr. Reichman are $354,623 and $192,441, respectively.

During 2018 a shareholder advanced $12,765 and $61,537 in 2017, other board members advanced $3,000, respectively. These totals consist of several small advances, each covered by separate notes that bear interest at 6%, are unsecured, and are due one year after the date of the advance or longer if extended. The total notes payable to related parties at December 31, 2018 and 2017 amount to $756,780 and $744,015, respectively.

NOTE 4 - FIXED ASSETS

Depreciation expense was $362 and $1,317 during the years ended December 31, 2018 and 2017, respectively.

Fixed assets consist of the following:

	2018	2017
Computer equipment	$134,896	$134,896
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
	170,396	170,396
Accumulated Depreciation	(170,396)	(169034)
	$0	$362

NOTE 5 - NOTES PAYABLE

(a) NOTES PAYABLE:

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and several are in default and are thus classified as current liabilities. At December 31, 2018, notes payable amounted to $1,883,773. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at December 31, 2018 is $18,720

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at December 31, 2018 is $28,699.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at December 31, 2018 is $24,589

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at December 31, 2018 is $46,687.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $5,553, which did not occur. Accrued interest at December 31, 2018 is $107,070.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $13,440 has been imputed for this note in 2018. An offsetting entry to Paid in Capital was made in connection with this adjustment.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000 respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured. Accrued interest at December 31, 2018 is $9,087

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur. Accrued interest at December 31, 2018 is $27,568.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur. Accrued interest at December 31, 2018 is $9,027.

On December 3, 2012, the Company executed a note payable to a corporation in the amount of $5,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $5,099, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $71, which did not occur. This note was paid off through a stock conversion and accrued interest at December 31, 2018 is $0.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2018 is $8,799.

On February 28, 2013, the Company executed a note payable to a Trust in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and is in default. Accrued interest at December 31, 2018 is $1,750.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2018 is $10,277.

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an individual in the total amount of $88,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2018 is $9,149.

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc., to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2016 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% and are extended to October 5, 2018. Accrued interest at December 31, 2018 is $199,036.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2018 is $25,880.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2018 is $1,442.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2018 is $2,064.

On January 22, 2014, the Company executed a note agreement with an individual in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2018 is $4,419.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with an individual in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at December 31, 2018 is $6,564.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2018 is $8,727.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust in the total amount of $2,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at December 31, 2018 is $629.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at December 31, 2018 is $7,383

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust in the total amount of $49,200, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at December 31, 2018 is $9,963.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable is as follows:

2018	2017		Interest Expense
Principal	Principal	Interest Rate	12/31/2018	12/31/2017	Maturity
$19,000	$19,000	8.00%	$1,520	$1,520	10/5/18
0	(a) 5,099	5.00%	127	255	10/5/18
32,960	32,960	5.00%	1,648	1,648	10/5/18
37,746	37,746	5.00%	1,936	1,936	10/5/18
107,000	107,000	5.00%	5,420	5,420	10/5/18
388,376	388,376	5.00%	19,419	19,419	10/5/18
192,000	192,000	0%	13,440	13,440	10/5/18
18,000	18,000	6.00%	1,080	1,080	9/1/2002
30,000	30,000	6.00%	1,800	1,800	9/12/2002
25,000	25,000	5.00%	1,251	1,252	8/31/2000
40,000	40,000	7.00%	2,800	2,800	7/10/2002
5,000	5,000	6.00%	300	300	10/28/2013
62,500	62,500	6.00%	3,750	3,750	10/5/18
126,880	126,880	6.00%	3,920	3,920	1/14-10/15
409,920	409,920	5.00%	20,496	20,496	10/5/18
11,125	11,125	5.00%	556	556	10/5/18
200,000	200,000	5.00%	10,000	10,000	10/5/18
6,670	6,670	5.00%	334	334	10/5/18
82,500	82,500	6.00%	4,950	4,950	3/14-11/15
34,800	34,800	6.00%	2,078	2,078	10/5/18
49,200	49,200	6.00%	2,952	1,107	3/16-12/16
$1,878,674	$1,883,773		$99,777	$99,905

(a) Paid off in 2018

At December 31, 2018 and 2017, accrued interest on the outstanding notes payable and convertible notes was $567,258 and $482,189, respectively. Interest expense on the outstanding notes amounted to $99,777 and $99,905 for the years ended December 31, 2018 and 2017 including the imputed interest discussed above.

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

Deferred tax assets and the valuation account are as follows:

	2018	2017
Deferred tax assets:
NOL carryover	$5,885,252	$5,289,164
Valuation allowance	(5,885,252)	(5,289,164)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2018 and 2017.

The components of income tax expense are as follows:

	2018	2017

Book loss	$(2,883,116)	$(1,633,836)
Stock based compensation	1,734,048	429,305
Non-deductible expenses	8,837	7,264
Valuation allowance	1,140,231	1,197,267
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $14,702,095 and $13,561,863 as of December 31, 2018 and 2017, respectively, which may be offset against future taxable income from 2018 through 2034. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2018	2017

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2018, and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2018 and 2017.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A) NUMBER OF SHARES AUTHORIZED

Under the Company’s charter, 750,000 shares of $0.001 par value common stock were authorized as of December 31, 2006. On November 28, 2007, the stockholders approved the increase in the Company’s authorized shares of common stock from 750,000 to 3.50 million shares, changed the par value to $0.001 and authorized 50,000 shares of $0.001 par value “blank check” preferred stock. On December 18, 2011, the Board of Directors approved an increase in the Company’s authorized common stock to 10,000,000. On December 28, 2012, the Board of Directors approved a 100 to 1 reverse stock split. All per share information in these financial statements have been retroactively restated for the reverse stock split. As of December 31, 2018, and 2017, 214,612,327 and 155,577,990 shares of common stock are issued and 170,777,990 and 145,577,990 shares are outstanding, respectively. The substantial difference between the issued and outstanding shares include the certificates held in escrow for go fun litigation and ESOP shares being held in trust.

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

On July 21, 2018, the Board of Directors authorized the issuance of 1,500,000 shares for services valued at $122,401, the market price of the shares upon authorization and the retirement of $5,099 in debt and accrued interest.

On July 25, 2018, the Board of Directors authorized the issuance of 500,000 shares valued at $42,500, the market price of the shares upon authorization.

On August 3, 2018, the Board of Directors authorized the issuance of 3,750,000 shares for services valued at $249,480, the market price of the shares upon authorization.

On October 24, 2018, the Board of Directors authorized the issuance of 1,700,000 shares in stock exchange and consulting agreement valued at $440,300, the market price of the shares upon authorization.

On December 30, 2018, the Board of Directors authorized the issuance of 7,750,000 shares for services valued at $1,367,100, the market price of the shares upon authorization.

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

In December 2018, the Company issued 2,500,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as Unearned ESOP Shares on the balance sheet as a contra equity account, pursuant to the guidance of SOP 93-6. The value recorded for the ESOP shares was the fair value of the shares at the date of issuance, of $441,000.

The total balance at December 31, 2018 and 2017 was $3,413,600 and $2,972,600, respectively.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A) LEASES

Global Tech Industries Group, Inc. currently does not lease, rent or own any property.

B) LITIGATION

The Company was a defendant in a lawsuit from a supplier that is alleging non-payment of amounts owed for services rendered. The amount asserted was $54,712 and a judgment was entered in the matter for $55,512. Global Tech has included this amount in accounts payable at December 31, 2018 and 2017.

The Company was a defendant in a lawsuit from another supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $4,298. A judgment was entered for $4,352 and the Company has included this amount in accounts payable at December 31, 2018 and 2017.

The Company was a defendant in a lawsuit from a third supplier also alleging non-payment of amounts owed for services rendered. The amount asserted was $9,675. Management has included this amount in accounts payable at December 31, 2018 and December 31, 2017. All the notes payable discussed in this section, were incurred before 2002 and before present management took control of the company.

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

The Company was a defendant in a lawsuit from another supplier also alleging nonpayment of amounts owed for services rendered. This lawsuit was settled on May 1, 2002 by issuing a non-interest bearing note payable for $25,000 due on September 12, 2002. The Company defaulted on this note, has not paid it to date and received a notice of motion dated October 22, 2002, seeking entry of a judgment for $30,000 plus interest effective December 6, 2002. The Company adjusted the note balance to $30,000 and has recorded interest expense at 6% per annum from May 1, 2002, the date of settlement, through the end of 2018.

The Company was a defendant in another lawsuit from a former consultant alleging nonpayment of amounts owed for services rendered. Management has executed a note payable to this plaintiff for $40,000 which was due on July 10, 2002 and remains unpaid. Pursuant to the terms of this note, the Company has recorded interest payable at 7% for the period July 10, 2002 through December 31, 2018.

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

NOTE 9 - MARKETABLE SECURITIES – AVAILABLE-FOR-SALE

The Company acquired shares of Facebook stock (FB) in May 2012 and has 1,000 shares held in a trading account as of December 31, 2018. The value of these shares and all others purchased by the Company at December 31, 2018 and 2017 amounted to $131,120 and $176,345, respectively. The Company evaluated the prospects of its investments in relation to the severity and duration of the impairment. As of December 31, 2018, and 2017, the company recorded an unrealized gain on the market value of its marketable securities of $(45,224) and $60,957, respectively. All unrealized gains in 2018 and 2017 have been recorded as an increase to the marketable securities and an increase to accumulated other comprehensive income in equity.

NOTE 10 - ASSET RETIREMENT OBLIGATION

During 2013, the Company began the re-work project on various well associated with the Ownbey Oil and Gas Lease purchased on December 31, 2012. The Company will be required as part of the purchase of this lease to remediate the Ownbey property upon its abandonment of the lease. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of the liability for an asset retirement obligation in the amount of $101,250. Because the Company does not have a certified valuation report for the Ownbey lease we have not capitalized this cost, but instead have expensed the entire amount during the 2013 year. The following table describes all changes to the Company’s asset retirement obligation liability during 2018:

	December 31,
	2018	2017
Asset retirement obligation-beginning of year	$101,250	$101,250
Liabilities incurred	-	-
Accretion expense	-	-
Revisions in estimated cash flows	-	-
Asset retirement obligation-end of year	$101,250	$101,250

NOTE 11 - INVESTMENTS

On October 28, 2018 as detailed in an 8K disclosure the company issued 1,700,000 shares of its common stock and exchanged them for 10,000,000 of Demand Brands Inc. OTC:PK stock. The agreement included a consulting and investment component valued at the cost of the shares issued. The investment component of $51,832 is for long term purposes and our investment in Demand Brands represents only 3% of their issued shares. The company does not intend to sell these shares over the coming year and as such these trading securities are reported under ASC 320 “the cost method” to account for this investment. Any other than temporary decrease in the value will be adjusted accordingly.

NOTE 12 - SUBSEQUENT EVENTS

The Company is currently in active discussions with a prospective candidate for a potential business combination with the Company by merger or asset purchase, but no definitive agreement has been made and there is no assurance that one will ever be made for the potential transaction being discussed.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of December 31, 2018, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2018 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
David Reichman	74	Chief Executive Officer and Chairman of the Board of Directors
Kathy M. Griffin	64	President and Director
Frank Benintendo	72	Secretary and Director
Donald Gilbert	82	Director and Chairman of Audit Committee
Gregory Ozzimo	69	Director
Michael Valle	62	Director

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

Board Committees

Audit Committee. Our board of directors has appointed an audit committee. During our fiscal year ended December 31, 2018, our audit committee is comprised of Donald Gilbert. Mr. Gilbert is the sole member of the Audit Committee. Our audit committee is authorized to:

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

The audit committee did not hold any meetings during the fiscal year ended December 31, 2018.

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

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2018 with senior management. The audit committee has also discussed with KSP Group, Inc. the company’s Certified Public Accounts and independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from KSP Group, Inc. required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The audit committee has discussed with KSP Group, Inc. the independence of KSP Group, Inc. as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for KSP Group, Inc. our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Indebtedness of Executive Officers

No executive officer, director or any member of these individuals’ immediate families or any corporation or organization with whom any of these individuals is an affiliate is or has been indebted to us since the beginning of our last fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2018 all Reporting Persons timely complied with all applicable filing requirements.

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

The Elements of David Reichman and Kathy Griffin’s Compensation Program

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2018, all executive officer base salary decisions were approved by the board of directors.

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

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2018 and 2017 to our Chief Executive Officer and our President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
David Reichman Chairman & CEO	2018	500,000	-	-	-	-	-

Kathy M. Griffin President	2018	180,000	-	-	-	-	-

David Reichman Chairman & CEO	2017	500,000	-	-	-	-	-

Kathy M. Griffin President	2017	180,000	-	-	-	-	-

Employment Agreements

Commencing on January 1, 2017, Mr. Reichman is serving as the Chief Executive Officer of the Company and Chairman of the Board on a full-time basis. Mr. Reichman’s base salary is $500,000 per year. He is entitled to participate in all benefits that the Company has or will implement, including covering all of Mr. Reichman’s health insurance premiums. Mr. Reichman executed the Company’s standard Employment Confidentiality and Inventions Agreement. Mrs. Griffin is serving as the President of the Company on a full-time basis. Mrs. Griffin’s base salary is $180,000 per year. She is entitled to participate in all benefits that the Company has or will implement, including covering all Mrs. Griffin’s health insurance premiums. Mrs. Griffin executed the Company’s standard Employment Confidentiality and Inventions Agreement

Option Exercises and Stock Vested

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 5, 2019, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 5, 2019 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 8, 2018 have been exercised and converted.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by KSP Group, Inc. in 2018 for the audit and reviews of our 2018 and 2017 financial statements total approximately $22,500 and $15,000 respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

[ ]	Report of KSP Group, Inc. a CA Independent Registered Public Accounting Firm

[ ]	Consolidated Balance Sheets as of December 31, 2018 and 2017

[ ]	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

[ ]	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2018 and 20178

[ ]	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2017

[ ]	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Global Tech Industries Group, Inc. as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between Global Tech Industries Group, Inc. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Global Tech Industries Group, Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Global Tech Industries Group, Inc. and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Global Tech Industries Group, Inc. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between Global Tech Industries Group, Inc. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between Global Tech Industries Group, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between Global Tech Industries Group, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between Global Tech Industries Group, Inc. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between Global Tech Industries Group, Ind. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between Global Tech Industries Group, Inc. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of Global Tech Industries Group, Inc. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: March 27, 2019	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: March 27, 2019
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: March 27, 2019
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: March 27, 2019
Donald Gilbert,
Director & Audit Chair

