Form 10-Q
period 2019-03-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2019-05-10
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

March 31, 2019

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

As of May 6, 2019 the number of shares outstanding of the registrant’s class of common stock was 170,777,990

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,820	$7,819
Marketable securities	166,735	131,120

Total Current Assets	170,555	138,939

PROPERTY AND EQUIPMENT (NET)	-	-
INVESTMENTS	51,832	51,832

TOTAL ASSETS	$222,387	$190,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,716,413	$2,433,174
Accrued interest payable	588,801	567,246
Private Placement Deposits	128,634	128,634
Asset retirement obligation	101,250	101,250
Due to officers and directors	345,897	354,623
Notes payable- in default	568,577	568,577
Current portion of long-term debt-related party	756,780	756,780
Current portion of long-term debt	566,082	566,082

Total Current Liabilities	5,772,433	5,476,366

Total Liabilities	5,772,433	5,476,366

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 214,612,327 and 170,777,990 issued and outstanding, respectively	170,777	170,777
Additional paid-in-capital	160,742,856	160,739,496
Unearned ESOP shares	(3,413,600)	(3,413,600)
Accumulated other comprehensive income	139,599	103,985
Retained (Deficit)	(163,189,680)	(162,886,254)

Total Stockholders’ (Deficit)	(5,550,046)	(5,285,595)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$222,387	$190,771

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended
	March 31,
	2019	2018

OPERATING EXPENSES

General and administrative	247,318	233,565
Compensation and professional fees	29,909	17,686
Depreciation	-	329

Total Operating Expenses	277,228	251,580

OPERATING LOSS	(277,228)	(251,580)

OTHER INCOME (EXPENSES)

Interest expense	(26,199)	(25,715)

Total Other Income (Expenses)	(26,199)	(25,715)

LOSS BEFORE INCOME TAXES	(303,426)	(277,295)

INCOME TAX EXPENSE	-	-

NET LOSS	$(303,426)	$(277,295)

OTHER COMPREHENSIVE INCOME /(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	35,615	(16,348)

COMPREHENSIVE LOSS	$(267,811)	$(293,643)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	170,777,990	155,577,996

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(303,426)	(277,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	329
Imputed interest on loan	3,360	3,360
Change in operating assets and liabilities, net of acquisition:
Increase (decrease) in accounts payable and accrued expenses	304,793	194,374

Net Cash Provided by (Used in) Operating Activities	4,727	(79,232)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid to related party loans	(30,257)	-
Cash received from related party loans	21,531	40,061

Net Cash Provided by (Used in) Financing Activities	(8,726)	40,061

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,999)	(39,171)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,819	120,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,820	$81,374

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain (loss) on marketable securities	$35,614	$(16,348)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Item 2 below. All significant inter-company balances and transactions have been eliminated.

B) GOING CONCERN

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

March 31, 2019 (Unaudited)

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At March 31, 2019 and December 31, 2018, no excess existed. There were no cash equivalents at March 31, 2019 and December 31, 2018.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

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

March 31, 2019 (Unaudited)

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

March 31, 2019 (Unaudited)

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2019 and December 31, 2018.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3
Marketable Securities – 2019	166,735	-0-	-0-
Marketable Securities – 2018	131,120	-0-	-0-
Notes payable - 2019	-0-	-0-	$1,891,439
Notes payable - 2018	-0-	-0-	$1,891,439

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 31, 2019 and December 31, 2018:

Notes payable

Balance, December 31, 2017	$1,883,773

Note issuances	12,765

Note cancellation/payments	5,099

Balance, December 31, 2018	$1,891,439

No Activity	-

Balance, March 31, 2019	$1,891,439

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

J) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2019 and 2018, no common stock equivalent shares were excluded from the calculation as their effects are anti-dilutive, respectively. The ESOP shares issued during 2019 and 2018 have also been excluded from the calculation as they were issued but not outstanding.

	For the Three Months Ended
	March 31,
	2019	2018
Loss (numerator)	$(303,426)	$(277,295)
Shares (denominator)	170,777,990	155,577,996
Basic and diluted loss per share	$(.00)	$(.00)

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

L) ASSET RETIREMENT OBLIGATIONS

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

March 31, 2019 (Unaudited)

M) Marketable Securities-Available for Sale

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at March 31, 2019 and December 31, 2018 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 5, 2018 and are unsecured.

Due to officers as of March 31, 2019 and December 31, 2018 are totals of $345,897 and $354,623, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first three months of 2019 Mr. Reichman advanced $21,531 to the Company to cover operating expenses.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

NOTE 4 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and several are in default and are thus classified as current liabilities. At March 31, 2019, notes payable amounted to $1,891,439. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at March 31, 2019 is $18,990.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at March 31, 2019 is $29,149.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at March 31, 2019 is $24,902.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at March 31, 2019 is $47,387.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $5,553, which did not occur. Accrued interest at March 31, 2019 is $111,925.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $13,440 has been imputed for this note in 2019. An offsetting entry to Paid in Capital was made in connection with this adjustment.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000 respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured. Accrued interest at March 31, 2019 is $9,499.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur. Accrued interest at March 31, 2019 is $28,818.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur. Accrued interest at March 31, 2019 is $9,436.

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

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at March 31, 2019 is $9,179.

On February 28, 2013, the Company executed a note payable to a Trust in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and is in default. Accrued interest at March 31, 2019 is $1,825.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at March 31, 2019 is $10,742.

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an individual in the total amount of $88,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at March 31, 2019 8 is 9,560.

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc., to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2016 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% and are extended to October 5, 2018. Accrued interest at March 31, 2019 is $206,882.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at March 31, 2019 is $27,080.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at March 31, 2019 is $1,517.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at March 31, 2019 is $2,169.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

On January 22, 2014, the Company executed a note agreement with an individual in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at March 31, 2019 is $4,359.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with an individual in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at March 31, 2019 is $6,924.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at March 31, 2019 is $9,200.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust in the total amount of $2,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at March 31, 2019 is $666.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at March 31, 2019 is $7.905.

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust in the total amount of $49,200, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at March 31, 2019 is $10,701.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable is as follows:

3/31/19	12/31/18	Interest	Interest Expense
Principal	Principal	Rate	12/31/2018	12/31/2017	Maturity
$19,000	$19,000	8.00%	$380	$380	10/5/18
12,765	12,765	0%	0	0	10/5/18
32,960	32,960	5.00%	412	412	10/5/18
37,746	37,746	5.00%	484	484	10/5/18
107,000	107,000	5.00%	1,355	1.355	10/5/18
388,376	388,376	5.00%	4,855	4,855	10/5/18
192,000	192,000	0%	3,360	3,360	10/5/18
18,000	18,000	6.00%	270	270	9/1/2002
30,000	30,000	6.00%	450	450	9/12/2002
25,000	25,000	5.00%	313	313	8/31/2000
40,000	40,000	7.00%	700	700	7/10/2002
5,000	5,000	6.00%	75	75	10/28/2013
62,500	62,500	6.00%	938	938	10/5/18
126,880	126,880	6.00%	980	980	1/14-10/15
409,920	409,920	5.00%	5,124	5,124	10/5/18
11,125	11,125	5.00%	139	139	10/5/18
200,000	200,000	5.00%	2,500	2,500	10/5/18
6,670	6,670	5.00%	83	83	10/5/18
82,500	82,500	6.00%	1,238	1,238	3/14-11/15
34,800	34,800	6.00%	521	521	10/5/18
49,200	49,200	6.00%	738	738	3/16-12/16
$1,891,439	$1,891,439		$24,915	$24,915

At March 31, 2019 and December 31, 2018, accrued interest on the outstanding notes payable and convertible notes was $588,258 and $567,258, respectively. Interest expense on the outstanding notes amounted to $24,915 and $24,915 for the three months ended March 31, 2019 and 2018 including the imputed interest discussed above.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2019 (Unaudited)

NOTE 6 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the three months ended March 31, 2019, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360, with an increase in paid in capital.

During the three months ended March 31, 2019, the Company did not issue any stock, stock options or warrants.

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

March 31, 2019 (Unaudited)

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

NOTE 8 – SUBSEQUENT EVENTS

Effective on April 12, 2019, Global Tech Industries Group, Inc., a Nevada corporation (“GTII”), First Capital Master Advisor, LLC, a Delaware limited liability company (“FCMA”) and GCA Equity Partners (“GCA” and collectively referred to herein with FCMA as the “Seller”), entered into an agreement (the “Agreement) under which GTII will acquire ownership of a portfolio of residential master-plan development real estate properties (collectively, the “Assets”). The Assets are expected to be comprised of residential real estate development assets including land development sites in growth markets, single family homes (“SFR”), mixed-use master projects including SFR, high density Multi-Family and commercial and other improved and unimproved assets located primarily in Texas and California. Approximately $300 Million of the Assets are currently identified in Exhibit B of the Agreement, a copy of which is attached to the Report on Form 8-K as Exhibit 10.1, and the balance of which will be added to the schedule of Assets prior to the closing. Prior to the execution of Definitive Agreements, the Seller has the right to add and substitute different real properties to the Assets being sold to GTII in this transaction (the “Transaction”), provided they have an aggregate enterprise value of approximately $450 million. Appropriate adjustment may be made to the purchase price payable by GTII for the Assets if at the closing the estimated aggregate enterprise value of such Assets is materially different than $450 Million.

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

Employees

As of May 6, 2019 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018:

We realized revenues of $0 during the three months ended March 31, 2018 and 2019. Our general operating expenses increased from $ 251,580 in 2018 to $277,228 in 2019. The increase was primarily the result of an increase in administrative expenses.

Our net loss increased by $26,131 from $277,295 in 2018 to a loss of $303,426 in 2019. The primary reason for this Increase was the result of an increase in wages. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019 we had cash on hand of $3,820 compared to $7,849 at December 31, 2018. Cash provided by our operations of $4,727 in 2019 compared to cash used of $(79,232) in 2018. We anticipate that we will continue to have a negative cash flow from operations for 2019. We do not have sufficient cash on hand at March 31, 2019 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the three months ended March 31, 2019, the Company’s working capital deficit increase from $(5,285,595) to $(5,550,046), a increase of 5%, due to the extension of several long-term notes that had become current or in default.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(5,550,046) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

There are no new contractual obligations for the quarter ended March 31, 2019.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2018. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult to raise capital.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no shares of common stock issued during the three months ended March 31, 2019.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)

10.13	Stock Purchase Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC., G T International, Inc. and Go F & B Holdings, Ltd., dated December 30, 2016 (15)

10.14	Letter of Intent Agreement, dated April 12, 2019, by and between Global Tech Industries Group, Inc., First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019 (16)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(15)	Filed January 5, 2017 as an exhibit to a Form 8 – K and incorporated herein by reference.

(16)	Filed April 12, 2019 as an exhibit to a Form 8 – K and incorporated herein by reference.

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2019	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 10, 2019
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 10, 2019
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 10, 2019
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: May 10, 2019
Donald Gilbert, Director

By:	/s/ Greg Ozzimo	Dated: May 10, 2019
Greg Ozzimo, Director

By:	/s/ Mike Valle	Dated: May 10, 2019
Mike Valle, Director

