Form 10-Q
period 2019-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2019-11-08
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

September 30, 2019

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

As of November 2, 2019 the number of shares outstanding of the registrant’s class of common stock was 180,777,990

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,320	$7,819
Marketable securities	178,125	131,120

Total Current Assets	180,444	138,939

PROPERTY AND EQUIPMENT (NET)	-	-
INVESTMENTS	51,832	51,832

TOTAL ASSETS	$232,276	$190,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,142,795	$2,433,174
Accrued interest payable	631,911	567,246
Private Placement Deposits	128,634	128,634
Asset retirement obligation	101,250	101,250
Due to officers and directors	367,462	354,623
Notes payable- in default	568,577	568,577
Current portion of long-term debt-related party	756,780	756,780
Current portion of long-term debt	566,082	566,082

Total Current Liabilities	6,263,491	5,476,366

Total Liabilities	6,263,491	5,476,366

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 175,777,990 and 170,777,990 issued and outstanding, respectively	175,777	170,777
Additional paid-in-capital	161,007,076	160,739,496
Unearned ESOP shares	(3,413,600)	(3,413,600)
Accumulated other comprehensive income	150,989	103,985
Retained (Deficit)	(163,951,458)	(162,886,254)

Total Stockholders’ (Deficit)	(6,031,214)	(5,285,595)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$232,276	$190,771

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Operations

	For The Three Months Ended		For The Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

OPERATING EXPENSES

General and administrative	216,885	675,152	934,700	1,140,432
Compensation and professional fees	22,279	16,500	50,472	49,186
Depreciation	-	-	-	362

Total Operating Expenses	239,164	691,652	985,172	1,189,980

OPERATING LOSS	(239,164)	(691,652)	(985,172)	(1,189,980)

OTHER INCOME (EXPENSES)

Interest income	-	-	0	-
Other income	-	-	-	-
Interest expense	(26,933)	(26,356)	(80,032)	(77,804)

Total Other Income (Expenses)	(26,933)	(26,356)	(80,032)	(77,804)

LOSS BEFORE INCOME TAXES	(266,097)	(718,008)	(1,065,204)	(1,267,784)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(266,097)	$(718,008)	$(1,065,204)	$(1,267,784)

OTHER COMPREHENSIVE INCOME/(LOSS) net of taxes
Unrealized gain (loss) on held for sale marketable securities	20,697	(29,871)	47,005	(11,764)

COMPREHENSIVE LOSS	$(245,401)	$(747,879)	$(1,018,200)	$(1,279,548)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	175,777,990	159,422,440	172,481,694	156,859,477

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows

	For The Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,065,204)	(549,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	362
Stock issued for services	262,500	-
Imputed interest on loan	10,080	6,720
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	-	-
Increase (decrease) in accounts payable and accrued expenses	774,287	395,972

Net Cash Used in Operating Activities	(18,337)	(146,722)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid to related party loans	(56,200)	-
Cash received from related party loans	69,038	81,994

Net Cash Provided by (Used in) Financing Activities	12,838	81,994

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,499)	(64,728)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,819	120,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,320	$55,817

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized gain on marketable securities	$47,005	$18,107

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statement of Stockholders’ Deficit

For the periods ended September 30, 2019 and 2018

								Accumulated
						Unearned		Other
	Preferred Stock		Common Stock		Additional	ESOP	Retained	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Shares	(Deficit)	Income	Equity

Balance, December 31, 2017	1,000	$1	155,577,990	$155,577	$158,514,377	$(2,972,600)	$(161,591,550)	$149,208	$(5,744,987)

Common stock issued for services & ESOP plan			13,500,000	13,500	1,773,079	(441,000)			1,345,579

Imputed interest – loan					13,440				13,440

Stock exchanges for investment and consulting services			1,700,000	1,700	438,600				440,300

Unrealized gain on marketable securities								(45,223)	(45,223)

Net loss for the year ended December 31, 2018							(1,294,704)		(1,294,704)

Balance, December 31, 2018	1,000	$1	170,777,990	$170,777	$160,739,496	$(3,413,600)	$(162,886,254)	$103,985	$(5,285,595)

Imputed interest – loan					10,080				10,080

Stock exchanges for investment and consulting services			5,000,000	5,000	257,500				262,500

Unrealized gain on marketable securities								47,004	47,004

Net loss for the period ended September 30, 2019							(1,065,204)		(1,065,204)

Balance, September 30, 2019	1,000	$1	175,777,990	$175,777	$161,007,076	$(3,413,600)	$(163,951,458)	$150,989	$(6,031,214)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2019 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the period ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At September 30, 2019 and December 31, 2018, no excess existed. There were no cash equivalents at September 30, 2019 and December 31, 2018.

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

H) INTANGIBLE ASSETS AND BUSINESS COMBINATIONS

The Company adopted ASC 805, “Business Combinations”, and ASC 350, “Goodwill and Other Intangible Assets”, effective September 2001 and revised in December 2007. ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after September 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized, but are reviewed for impairment annually.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2019 and December 31, 2018.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities and Notes Payable within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3
Marketable Securities – 2019	178,125	-0-	-0-
Marketable Securities – 2018	131,120	-0-	-0-
Notes payable - 2019	-0-	-0-	$1,943,933
Notes payable - 2018	-0-	-0-	$1,891,439

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2019 and December 31, 2018:

Notes payable

Balance, December 31, 2017	$1,891,439

No Activity	-

Balance, December 31, 2018	$1,891,439

Funding	52,494

Balance, September 30, 2019	$1,943,933

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

	For the Three Months Ended
	September 30,
	2019	2018
Loss (numerator)	$(266,097)	$(747,879)
Shares (denominator)	179,166,879	159,422,440
Basic and diluted loss per share	$(.00)	$(.00)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at September 30, 2019 and December 31, 2018 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2018 and are unsecured.

Due to officers as of September 30, 2019 and December 31, 2018 are totals of $367,462 and $354,623, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first nine months of 2019 Mr. Reichman advanced $12,839 to the Company to cover operating expenses.

NOTE 4 - NOTES PAYABLE

(a) NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and several are in default and are thus classified as current liabilities. At September 30, 2019, notes payable amounted to $1,943,933. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company on the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, in default. Accrued interest at September 30, 2019 is $19,530.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at September 30, 2019 is $30,049.

During 2000, the company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at September 30, 2019 is $25,527.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at September 30, 2019 is $48,787.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $5,553, which did not occur. Accrued interest at September 30, 2019 is $121,634.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements. Interest expense in the amount of $10,080 has been imputed for this note in 2019. An offsetting entry to Paid in Capital was made in connection with this adjustment.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000 respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured. Accrued interest at September 30, 2019 is $10,323.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur. Accrued interest at September 30, 2019 is $31,318.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur. Accrued interest at September 30, 2019 is $10,145.

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

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at September 30, 2019 is $10,145.

On February 28, 2013, the Company executed a note payable to a Trust in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and is in default. Accrued interest at September 30, 2019 is $1,975.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at September 30, 2019 is $11,672.

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an individual in the total amount of $88,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at September 30, 2019 8 is $10,379.

On June 30, 2013, the Company negotiated a settlement of outstanding wages, advances, expenses, etc., to the two officers of the Company. The settlement Notes were for $500,000 and $25,000 to Mr. Reichman and $200,000 and $10,000 to Mrs. Griffin. The balances at December 31, 2016 are $421,045 to Mr. Reichman and $206,670 to Mrs. Griffin. The notes bear interest at 5% and are extended to October 5, 2018. Accrued interest at September 30, 2019 is $222,575.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at September 30, 2019 is $29,480.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at September 30, 2019 is $1,667.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at September 30, 2019 is $2,379.

On January 22, 2014, the Company executed a note agreement with an individual in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at September 30, 2019 is $4,779.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with an individual in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and currently in default. Accrued interest at September 30, 2019 is $7,644.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at September 30, 2019 is $9,939.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust in the total amount of $2,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at September 30, 2019 is $863.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018. Accrued interest at September 30, 2019 is $8,949.

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust in the total amount of $49,200, interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at September 30, 2019 is $12,177.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable is as follows:

9/30/19	12/31/18	Interest	Interest Expense
Principal	Principal	Rate	9/30/19	9/30/18	Maturity
$19,000	$19,000	8.00%	$1,140	$1,140	10/5/18
12,765	12,765	0%	0	0	10/5/18
32,960	32,960	5.00%	1,236	1,236	10/5/18
37,746	37,746	5.00%	1,227	1,227	10/5/18
107,000	107,000	5.00%	4,065	4,065	10/5/18
388,376	388,376	5.00%	14,565	14,565	10/5/18
192,000	192,000	0%	10,980	10,980	10/5/18
18,000	18,000	6.00%	810	810	9/1/2002
30,000	30,000	6.00%	1,350	1,350	9/12/2002
25,000	25,000	5.00%	939	939	8/31/2000
40,000	40,000	7.00%	2,100	2,100	7/10/2002
5,000	5,000	6.00%	225	225	10/28/2013
62,500	62,500	6.00%	2,814	2,814	10/5/18
144,642	144,642	6.00%	3,165	3,165	1/14-10/15
409,920	409,920	5.00%	15,372	15,372	10/5/18
11,125	11,125	5.00%	417	417	10/5/18
200,000	200,000	5.00%	7,500	7,500	10/5/18
6,670	6,670	5.00%	299	299	10/5/18
82,500	82,500	6.00%	3,714	3,714	3/14-11/15
34,800	34,800	6.00%	3,022	3,022	10/5/18
49,200	49,200	6.00%	2,214	2,214	3/16-12/16
$1,891,439	$1,891,439		$75,648	$75,648

At September 30, 2019 and December 31, 2018, accrued interest on the outstanding notes payable and convertible notes was $631,924 and $567,258, respectively. Interest expense on the outstanding notes amounted to $24,915 and $24,915 for the three months ended September 30, 2019 and 2018 including the imputed interest discussed above.

NOTE 6 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the three months ended September 30, 2019, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360, with an increase in paid in capital.

During the three months ended September 30, 2019, there was no common stock issued.

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

The Company is indebted to the officers of the Company for unpaid wages and bonuses from previous years that were converted into Notes. The balances at September 30, 2018 are $421,044 to Mr. Reichman and $206,670 to Mrs. Griffin, respectively. The notes bear interest at 5% are due at October 1, 2018 and are unsecured.

Due to officers as of September 30, 2018 and December 31, 2017 are totals of $367,462 and $354,623, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first nine months of 2019 Mr. Reichman advanced $12,839 to the Company to cover operating expenses.

Employees

As of August 10, 2019 we have 1 full-time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the three months ended September 30, 2019 Compared to three months ended September 30, 2018:

We realized revenues of $0 during the three months ended September 30, 2018 and 2019. Our general operating expenses decreased from $ 691,652 in 2018 to $239,164 in 2019. The decrease was primarily the result of an aquisition related expenses which are part of administrative expenses.

Our net loss decreased by $451,911 from $718,008 in 2018 to a loss of $266,097 in 2019. The primary reason for this decrease was the result of an increase in consulting expense. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

Results of Operations for the nine months ended September 30, 2019 Compared to nine months ended September 30, 2018:

We realized revenues of $0 during the nine months ended September 30, 2018 and 2019. Our general operating expenses decreased from $ 1,189,980 in 2018 to $985,172 in 2019. The decrease was primarily the result of consulting expenses earlier in the year which are part of administrative expenses.

Our net loss decreased by $202,580 from $1.267,784 in 2018 to a loss of $1.065,204 in 2019. The primary reason for this increase was the result of consulting expense earlier in the year. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019 we had cash on hand of $3,820 compared to $7,849 at December 31, 2018. We used cash in our operations of $70,831 in 2019 compared to cash used of $146,722 in 2018. We generated cash-flow decrease from financing activities during 2019 of $65,332, compared to a cash influx of $81,994, for the same period in 2018. We anticipate that we will continue to have a negative cash flow from operations for 2019. We do not have sufficient cash on hand at September 30, 2019 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the six months ended September 30, 2019, the Company’s working capital deficit increased to 6,056,047 from $5,337,427, an increase of 11%, due to the extension of several long-term notes that had become current or in default.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer has concluded that, as of September 30, 2019 these disclosure controls and procedures were ineffective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s controls are not effective due to a lack of the segregation of duties. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis. The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. The Company believes that it would require approximately $250,000 per year in available funds in order to retain the qualified personnel required for effective disclosure controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were 5,000,000 shares of common stock issued during the three months ended September 30, 2018.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011 (7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011 (9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012 (10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012 (11)

10.10	Reserve Equity financing agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)

10.13	Stock purchase Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC., G T International, Inc. and Go F & B Holdings, Ltd., dated December 30, 2016 (15)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(15)	Filed January 5, 2017 as an exhibit to a Form 8 – K and incorporated herein by reference.

(16)	Filed April 18, 2019 as an exhibit to a Form 8 – K and incorporated herein by reference.

(17)	Filed May 13, 2019 as an exhibit to a Form 8 – K and incorporated herein by reference.

(a) Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2019	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 8, 2019
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 8, 2019
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 8, 2019
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: November 8, 2019
Donald Gilbert, Director & Treasurer

By:	/s/ Mike Valle	Dated: November 8, 2019
Mike Valle, Director

