Form 10-Q/A
period 2019-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2019-11-14
CIK 356590

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 GLOBAL TECH INDUSTRIES GROUP, INC. (the “Company”) filed with the Securities and Exchange Commission on 11/07/2019 (the “Form 10-Q”) is to furnish:

a)	restates its financial information for the comparative period of 2018;

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Statements of Cash Flows

	For The Nine Months Ended
	September 30,	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,065,204)	(1,267,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	0	362
Stock issued for services	262,500	419,481
Imputed interest on loan	10,080	10,080
Change in operating assets and liabilities, net of acquisition:
(Increase) decrease in accounts receivables and prepaids	-	-
Increase (decrease) in accounts payable and accrued expenses	774,287	572,894

Net Cash Used in Operating Activities	(18,337)	(264,967)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid to related party loans	(56,200)	-
Cash received from related party loans	69,038	162,240

Net Cash Provided by (Used in) Financing Activities	12,838	162,240

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,499)	(102,727)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,819	120,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,320	$17,818

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in exchange for debt	$-	$5,099
Unrealized gain on marketable securities	$47,005	$(11,764)

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

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2019 and December 31, 2018:

Notes payable

Balance, December 31, 2017	$1,891,439

No Activity	-

Balance, December 31, 2018	$1,891,439

No Activity	0

Balance, September 30, 2019	$1,891,439

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Loss (numerator)	$(266,097)	$(718,008)	$(1,065,204)	$(1,267,784)
Shares (denominator)	175,777,990	159,422,440	172,481,694	156,859,477
Basic and diluted loss per share	$0.00	$0.00	$(0.01)	$(0.01)

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

Due to officers as of September 30, 2019 and December 31, 2018 are totals of $367,462 and $354,623, respectively. These balances consist of net cash advances, and unpaid expense reimbursements due to David Reichman. The payables and cash advances are unsecured, due on demand and do not bear interest. During the first nine months of 2019 Mr. Reichman advanced $69,038 to the Company to cover operating expenses and was repaid $56,200.

NOTE 4 - NOTES PAYABLE

(a)	NOTES PAYABLE

Notes payable consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and several are in default and are thus classified as current liabilities. At September 30, 2019, notes payable amounted to $1,891,439. Below is a discussion of the details to the notes payable and a table summarizing the notes owed by the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019 we had cash on hand of $3,820 compared to $7,849 at December 31, 2018. We used cash in our operations of $18,337 in 2019 compared to cash used of $264,967 in 2018. We generated cash-flow decrease from financing activities during 2019 of $12,838, compared to a cash influx of $162,240, for the same period in 2018. We anticipate that we will continue to have a negative cash flow from operations for 2019. We do not have sufficient cash on hand at September 30, 2019 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the nine months ended September 30, 2019, the Company’s working capital deficit increased to 6,083,046 from $5,337,427, an increase of 14%, due to the extension of several long-term notes that had become current or in default.

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

Dated: November 13, 2019	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 13, 2019
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 13, 2019
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 13, 2019
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: November 13, 2019
Donald Gilbert, Director & Treasurer

By:	/s/ Mike Valle	Dated: November 13, 2019
Mike Valle, Director

