Form 10-K
period 2019-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2020-06-01
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 000-10210

GLOBAL TECH INDUSTRIES GROUP, INC.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,114,714 as of June 30, 2019 (computed by reference to the last sale price of a share of the registrant’s common stock the last day of the registrant’s second fiscal quarter as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 208,317,990 shares outstanding of the registrant’s common stock as of May 27, 2020.

PART I

EXPLANATORY NOTE

In accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company relied on the relief provided by the Order in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) due to the circumstances related to coronavirus or COVID-19. The impact of the COVID-19 outbreak has resulted in the implementation, by State and Federal authorities, of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. In particular, the Company’s office staff members responsible for preparing and providing supporting materials and information to the third-party auditor and the Company’s third-party accountants and tax professionals are located in New York City, and COVID-19 and the resulting government measures have caused disruptions in the Company’s normal interactions with among such persons. Because of necessary actions taken by the State and Federal governments, the Company’s staff and third-party audit personnel were, at that time, and are still working remotely, which has led to a significant delay in the Company’s ability to provide relevant materials and other information to its third-party audit personnel to complete the audit for the year ended December 31, 2019. In addition, the Company filed a Notification of Late Filing on Form 12b-25 filed on March 30, 2020. We were unable to file this Annual Report on the extended March 14, 2020 due date because (i) of the impact of COVID-19 as disclosed above and (ii) of management’s devoting significant time and attention to assessing and responding to the impact of COVID-19.

ITEM 1. BUSINESS

General

Global Tech Industries Group, Inc. (“Global Tech”, “GTII”, “we”. “our”, “us”, “the Company”, “management”) is a Nevada corporation which has been operating under several different names since 1980.

Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc. On November 10, 1999, a wholly owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation, merged with and into GoHealthMD, Inc., a Delaware corporation. Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc., a Nevada corporation.

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. On July 7, 2017, Tree Top Industries, Inc. changed its name to Global Tech Industries Group, Inc. GoHealthMD, Inc. continues to exist as a Delaware corporation and wholly owned subsidiary of Global Tech Industries Group, Inc., TTI Strategic Acquisitions and Equity Group, Inc., and TTII Oil & Gas, Inc., a Delaware corporation, all were formed by Global Tech in the anticipation of technologies, products, or services being acquired. G T International, Inc., a Nevada corporation, is also a wholly-owned subsidiary of Global Tech Industries Group, Inc. Not all subsidiaries have current operations.

The Company currently has investing operations through TTII Strategic Acquisitions and Equity Group, Inc., wherein the Company holds various Marketable Securities, however the amounts of investments are minimal as of December 31, 2019. The Company is also involved in various merger and acquisition activities, and is currently negotiating opportunities that are expected to bring operating revenues to the Company. The Company continues to seek opportunities to utilize its intellectual properties and relationships with our valued business associates.

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

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 4,668,530 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $0.11 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset. On September 2015, the Chautauqua County Court decided that American Resource Technologies Inc management and Board of Directors improperly acted and rendered the original Agreement a nullity. During 2019, the Company removed additional obligations related to the ARUR acquisition and settled legal fees due. The Company is continuing its efforts to legally cancel the shares issued to the ARUR shareholders.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727. As of this writing the case has not yet been decided. . . On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock, that was issued in good faith to GoFun in anticipation of a final stock exchange. The stock has since been returned to the Company’s treasury and cancelled As of this writing, motions are pending that may require remaining negotiations to continue in arbitration.

On December 30, 2019, a dispute between the Company and its counsel regarding the GoFun matter, above, resulted in a filing, and subsequent settlement, of an action in the Supreme Court of the State of New York for the County of New York (Index No. 656396/2019). Pursuant to the settlement, counsel for the company accepted previously-issued shares as full payment for all legal work, expenses, costs, and other fees.

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

Government Regulation

BAT

According to the Environmental Protection Agency (“EPA”), no registration of the BAT system is required because the waste destruction process does not involve incineration. Incineration processes are subject to regulation by the EPA. However, any hazardous waste destruction system that is constructed will be subject to the state laws and regulations where the system is located, as well as any regulations pertaining to the storage, transporting and/or destroying hazardous waste. BAT is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. The Company currently has no plans to manufacture, sell, or use any BAT-related systems.

5

Competition

The Company is in the process of developing or acquiring ongoing operations, and therefore has no competition to disclose.

Employees

As of December 31, 2019, the Company employed two people. Both employees are in executive positions.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from customers, if any.

ITEM 2. PROPERTIES

Currently, GTII does not lease, rent or own any property, other than its office which acts only as a mail receipt center.

ITEM 3. LEGAL PROCEEDINGS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action commenced in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Global Tech Industries Group, Inc. and TTII oil & Gas, Inc. In February 2017, the Chautauqua Court ruled that the acquisition agreement be nullified. All assets and liabilities were removed from the companies’ books including an asset retirement obligation of $101,250 that was associated with the oil and gas property. No other monetary claims have been asserted against GTII or TTII Oil & Gas, Inc

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American Resource Technologies, Inc., (ARUR) and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, Docket No. 17-CV-0698. The case was subsequently withdrawn due to the close of ARUR operations. The Company is continuing its efforts to legally cancel the shares issued to the ARUR shareholders.

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727 . On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock, that was issued in good faith to GoFun in anticipation of a final stock exchange. The stock has since been returned to the Company’s treasury and cancelled. The Company also reclassified a deposit received from GoFun shareholders in the amount of $128,634 for future share issuances pursuant to the Acquisition Agreement, to a Gain on Settlements and Debt Relief as part of the legal settlement of this case. As of this writing, motions are pending that may require remaining negotiations to continue in arbitration.

.

On December 30, 2019, a dispute between the Company and its counsel regarding the GoFun matter, above, resulted in a filing, and subsequent settlement, of an action in the Supreme Court of the State of New York for the County of New York (Index No. 656396/2019). Pursuant to the settlement, counsel for the Company accepted previously-issued shares as full payment for all legal work, expenses, costs, and other fees.

ITEM 4. Mine Safety

N/A

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

GTII’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board. (“PINK”) under the symbol “GTII.” Prior to 2010, there was limited trading of GTII’s common stock. The following table sets forth high and low sales prices of GTII common stock for each fiscal quarter for the last two fiscal years as reported by the OTC Markets., based on closing prices. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2019	High	Low
First Quarter ended March 31, 2018	$0.05	$0.04
Second Quarter ended June 30, 2018	$0.15	$0.01
Third Quarter ended September 30, 2018	$0.50	$0.05
Fourth Quarter ended December 31, 2018	$0.37	$0.11

First Quarter ended March 31, 2019	$0.15	$0.09
Second Quarter ended June 30, 2019	$0.17	$0.05
Third Quarter ended September 30, 2019	$0.06	$0.03
Fourth Quarter ended December 31, 2019	$0.05	$0.02

As of May 27, 2020, there were approximately 814 record holders of GTII common stock, not including shares held in “street name” in brokerage accounts. As of May 27, 2020, there were approximately 208,502,830 shares of GTII’s common stock issued and outstanding on record.

Dividends

GTII has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for GTII’s common stock is Liberty Stock Transfer, Inc. The Company email address is: 1041 Highway 36, Suite 310, Atlantic Highlands, NJ 07716 and the phone number is (732) 372-0707.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2019.

Sales of Our Unregistered Securities during 2019 Not Previously Disclosed

None

ITEM 6. Selected Financial Data

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-K may contain “forward-looking statements,” as that term is used in federal securities laws, about Global Tech’s consolidated financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that may be experienced from business activities and certain transactions contemplated or completed; and

●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-K. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

a)	volatility or decline of Global Tech’s stock price;

b)	potential fluctuation of quarterly results;

c)	failure to earn revenues or profits;

d)	inadequate capital to continue or expand our business, and inability to raise additional capital or financing to implement our business plans;

e)	failure to commercialize our technology or to make sales;

f)	decline in demand for our products and services;

g)	rapid adverse changes in markets;

h)	litigation with or legal claims and allegations by outside parties against GTII, including but not limited to challenges to intellectual property rights;

i)	insufficient revenues to cover operating costs; and

J)	inability to make a business acquisition that is profitable for the Company and its shareholders.

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

PLAN OF OPERATIONS

With the suspension of the Company’s oil operation, and the legal ruling that the oil properties were no longer the property of GTII, the Company has sought other potential business opportunities. The Company continues to investigate the potential acquisitions of other opportunities in order to secure sufficient operations to support its administrative expenses and to enable the Company to earn profits and achieve positive cash flow. It will continue to do so in 2020.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

During the 2019 year, we generated revenues of $0, compared to $0 for 2018. Our total operating expenses decreased from $3,220,698 in 2018 to $1,861,764 in 2019. The decrease was primarily the result of the decrease in share price and value of the share-based compensation issued to various individuals, professional, and management for services provided in 2019. General and administrative expenses decreased from $1,898,940 in 2018 to $992,865 in 2019, a decrease of $906,076 due mostly to the decrease in share-based compensation. Depreciation expense decreased to $0 from $362 the prior year.

Our net loss decreased by $1,940,505 to $1,428,835 in 2019 from $3,369,340 in 2018. This translates to a $.01 increase in loss per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2019, we had cash on hand of $1,435 compared to $7,819 at December 31, 2018. We used cash in our operations of $223,597 in 2019 compared to $287,673 in 2018, a 29% decrease. However, we raised net $10,977 and $174,947 from related party loans in 2019 and 2018, respectively. We anticipate that we will continue to have a decrease in our cash flow from continuing operations of approximately $10,000 per month for 2020. We do not have sufficient cash on hand at December 31, 2019 to cover our negative cash flow. We will attempt to increase our operating activities and possibly raise capital through the sale of our common stock or through debt financing.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, some of which are duplicative, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Global Tech has no credit facilities with which to resolve these outstanding obligations from prior years, but will attempt to fully resolve them upon a successful capital raise and monetary action of the business. This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available. In December 2019, the officers of the Company converted accrued wages and expenses of $2,179,449 and cash advances of $400,224 into notes payable of $2,579,673. These notes are due in July 2021. Global Tech shall attempt to cause these officers and Directors to request repayment in a way as to not materially harm the Company’s liquidity.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $2,166,033 would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Tech Industries Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Global Tech Industries Group, Inc. (the Company) as of December 31, 2019 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Restatement of Prior Year

As discussed in Note 12, the December 31, 2018 consolidated financial statements have been restated to correct a misstatement.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

May 29, 2020

KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Tech Industries Group, Inc.

We have audited the accompanying consolidated balance sheet of Global Tech Industries Group, Inc. as of December 31, 2018 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Tech Industries Group, Inc. at December 31, 2018, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KSP Goup

Los Angeles, CA

March 25, 2019

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2019	2018
		(as restated)
CURRENT ASSETS
Cash and cash equivalents	$1,435	$7,819
Marketable securities	44,044	182,952

Total Current Assets	45,479	190,771

PROPERTY AND EQUIPMENT (NET)	-	-

TOTAL ASSETS	$45,479	$190,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$731,327	$2,433,172
Accrued interest payable	609,103	567,246
Private placement deposits	-	128,634
Asset retirement obligation	-	101,250
Notes payable in default	871,082	871,082
Due to officers and directors	-	367,388
Current portion of long-term debt-related party	-	1,007,592

Total Current Liabilities	2,211,512	5,476,364

LONG-TERM LIABILITIES

Notes payable related party	3,540,405	-

Total Long-Term Liabilities	3,540,405	-

Total Liabilities	5,751,917	5,476,364

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 205,277,990 and 214,612,327 issued and 205,277,990 and 170,777,990 outstanding, respectively	205,278	170,778
Additional paid-in-capital	161,712,986	160,739,496
Retained (Deficit)	(167,624,703)	(166,195,868)

Total Stockholders’ (Deficit)	(5,706,438)	(5,285,593)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$45,479	$190,771

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2019	2018
		(as restated)
OPERATING EXPENSES

General and administrative	992,865	1,898,940
Compensation and professional fees	868,899	1,321,396
Depreciation	-	362

Total Operating Expenses	1,861,764	3,220,698

OPERATING LOSS	(1,861,764)	(3,220,698)

OTHER INCOME (EXPENSES)

Gain on sale of marketable securities	67,342	(45,224)
Gain on settlements and debt relief	472,421	-
Interest expense	(106,834)	(103,418)

Total Other Income (Expenses)	432,929	(148,642)

LOSS BEFORE INCOME TAXES	(1,428,835)	(3,369,340)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,428,835)	$(3,369,340)

OTHER COMPREHENSIVE INCOME
	-	-

COMPREHENSIVE LOSS	$(1,428,835)	$(3,369,340)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	178,502,990	158,978,560

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the years ended December 31, 2019 and 2018 (as restated)

	Preferred Stock		Common Stock		Additional	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2017	1,000	$1	155,577,990	$155,577	$158,514,377	$(162,826,528)	$(4,156,573)

Common stock issued for services & ESOP plan			13,500,000	13,501	2,161,547		2,175,048

Imputed interest – loan					13,440		13,440

Stock exchanges for investment			1,700,000	1,700	50,132		51,832

Net loss for the year ended December 31, 2018						(3,369,340)	(3,369,340)

Balance, December 31, 2018	1,000	$1	170,777,990	$170,778	$160,739,496	$(166,195,868)	$(5,285,593)

Common stock issued for services & ESOP plan			33,500,000	33,500	936,050		969,550

Imputed interest – loan					13,440		13,440

Stock issued PPM			1,000,000	1,000	24,000		25,000

Net loss for the year ended December 31, 2019						(1,428,835)	(1,428,835)

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2019	2018
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,428,835)	(3,369,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	362
Stock issued for services	969,550	2,169,949
Imputed interest on loan	13,440	13,440
(Gain)/loss on marketable securities	(67,342)	45,224
Gain on settlements and debt relief	(472,421)
Change in operating assets and liabilities:
Increase (decrease) in assets	-	-
Increase (decrease) in accounts payable and accrued expenses	762,011	852,692

Net Cash Used in Operating Activities	(223,597)	(287,673)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of treasury and marketable securities	206,236	-

Net Cash Provided by Investing Activities	206,236	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	25,000	-
Payments on notes payable	(59,624)	-
Payments on related party loans	(62,591)	(60,961)
Proceeds from related party loans	108,192	235,908

Net Cash Provided by Financing Activities	10,977	174,947

DECREASE IN CASH AND CASH EQUIVALENTS	(6,384)	(112,726)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,819	120,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,435	$7,819

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification of accruals to notes payable, related party	$1,010,267	$-
Stock exchanged for investment	$-	$51,832

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS

A) ORGANIZATIONAL HISTORY

We were incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc. On November 10, 1999, a wholly-owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation, merged with and into GoHealthMD, Inc., a Delaware corporation. Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. On July 7, 2016, Tree Top Industries, Inc. changed its name to Global Tech Industries Group, Inc. TTI Strategic Acquisitions and Equity Group, Inc. and TTII Oil & Gas, Inc, all were formed by Global Tech in the anticipation of technologies, products or services being acquired. G T International, Inc. is a wholly owned subsidiary of Global Tech Industries Group, Inc., existing as a Wyoming corporation. TTI Strategic Acquisitions is the only subsidiary with current financial activity.

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 4,668,530 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $0.11 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset. On September 2015, the Chautauqua County Court decided that American Resource Technologies Inc management and Board of Directors improperly acted and rendered the original Agreement a nullity. During 2019, the Company removed additional obligations related to the ARUR acquisition and settled legal fees due. The Company is continuing its efforts to legally cancel the shares issued to the ARUR shareholders.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. During the last quarter of 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock, that were issued in good faith to GoFun in anticipation of a final stock exchange. In August 2019, the stock was returned to the Company’s treasury and cancelled. As of this writing, motions are pending that may require remaining negotiations to continue in arbitration.

On December 30, 2019, a dispute between the Company and its counsel regarding the GoFun matter, above, resulted in a filing, and settlement in January 2020, of an action in the Supreme Court of the State of New York for the County of New York (Index No. 656396/2019). Pursuant to the settlement, prior counsel for the Company accepted previously-issued shares as full payment for all legal work, expenses, costs, and other fees.

B) GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,428,835 during the fiscal year ended December 31, 2019 and has an accumulated deficit of $167,624,703 at December 31, 2019. The Company also had negative working capital of $2,166,033 and $5,285,594 at December 31, 2019 and 2018, respectively, and negative cash flow from operations of $223,597 and $287,673, respectively for the years then ended.

During 2013, the Company generated significant revenues and left the exploration stage, however, the Company did not generate any revenues during the years ended December 31, 2019 or 2018, and its cash flows are not sufficient enough to support all expenses of the Company. The Company as yet, still requires substantial financing. Most of the financing has been provided by David Reichman, the Chief Executive Officer and Chairman. The Company is dependent upon his ability and willingness to continue to provide the financing necessary to meet reporting and filing requirements of a public company.

In order for the Company to remain a going concern, it will need to continue to receive funds from equity or debt financing and secure operating revenues. There can be no assurance that the Company will continue to receive any proceeds from equity offerings or that the Company will be able to obtain the necessary funds to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. As a result, economic uncertainties have arisen which have the potential to negatively impact the Company’s ability to raise funding from the markets. Other financial impact could occur though such potential impact is unknown at this time.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., , TTI Strategic Acquisitions and Equity Group, Inc, TTII Oil & Gas, Inc., and G T International, Inc. All subsidiaries of the Company, other than TTI Strategic Acquisitions and Equity Group, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

B) USE OF MANAGEMENT’S ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. These financial statements have material estimates for valuation of stock and option transactions, and asset retirement obligations associated with the oil and gas operations.

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2019 and 2018, no excess existed. There were no cash equivalents at December 31, 2019 and 2018.

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

F) REVENUE RECOGNITION

The Company currently has no source of revenue, however, if and when such revenues can be generated again, we will recognize revenues in accordance with ASC 606 Revenue from contracts with customers. Revenue is recognized when control of our products are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company does not have any significant financing components as payment is received at or shortly after point of sale. The Company currently has no sales and no performance obligations. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

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

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with ASC 718 as amended by ASU 2018-07. As such, the grant date is the measurement date of an award’s fair value.

H) INTANGIBLE ASSETS AND BUSINESS COMBINATIONS

The Company adopted ASC 805, “Business Combinations,” and ASC 350, “Goodwill and Other Intangible Assets”. ASC 805 requires the use of the purchase method of accounting for any business combinations initiated after June 30, 2002, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are no longer amortized, but are reviewed for impairment annually.

With the acquisition of BAT, Global Tech acquired fifteen (15) intellectual properties pertaining to the construction of the mobile configuration and operation of the glyd-arc medical waste destruction unit, as well as an enhanced configuration and novel method for coal gasification. These intangibles have an undefined life as the intellectual property has yet to be commercialized. However, because there are no comparable properties, and because there is no cash-flow being generated from these intangibles, the Company recorded an impairment of the entire capitalized value of $2,275,000 on December 31, 2009.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2019 and 2018.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2019 and 2018:

	Level 1	Level 2	Level 3
Marketable Securities – 2019	44,044	-0-	-0-
Marketable Securities – 2018	131,120	-0-	-0-

J) BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC 260, “Computation of Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2019 and 2018, there were no common stock equivalents.

	For the Years Ended
	December 31,
	2019	2018
Loss (numerator)	$(1,428,835)	$(3,369,340)
Shares (denominator)	178,502,990	158,978,560
Basic and diluted loss per share	$(.01)	$(.02)

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

On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments as contained in ASC 321, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance resulted in a $149,209 increase to beginning retained earnings and a $149,209 decrease to beginning accumulated other comprehensive income. The Company determines the fair value of its equity securities using readily determinable fair values listed on the stock exchanges.

L) Marketable Securities

The Company purchases marketable securities and engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest and dividends are included in net Interest Income.

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable-Related Party

The Company is indebted to the officers of the Company for unpaid wages, expenses and cash advances from current and previous years that were converted into Notes. Various Directors and Shareholders have also advanced funds to the Company to support operations. The balances at December 31, 2019 and 2018 for Related Party Notes Payable are $3,540,405 and $1,007,592 respectively. Accrued interest on the related party notes at December 31, 2019 and 2018 total $298,796 and $292,306, respectively. On December 30, 2019, the Company paid accrued interest on related party notes of $44,376.

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mr. Reichman agreed to consolidate accrued wages, auto allowance and cash advances into a long-term Note Payable with a term date of July 15, 2021. At December 31, 2018, the Notes Payable to Mr. Reichman was $421,045. At December 30, 2019 the Company executed a Note for $2,016,672 which consisted of cash advances of $400,223, accrued wages of $1,500,000 and auto allowances of $116,449. The total Notes due to Mr. Reichman at December 13, 2019 is $2,437,717. All Mr. Reichman’s Notes bear interest at 5%, are unsecured, and have been extended through July 15, 2021. Accrued interest on Mr. Reichman’s Notes are $163,254 and $142,202 at December 31, 2019 and 2018, respectively.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mrs. Griffin agreed to consolidate accrued wages and expenses into a long-term Note Payable with a term date of July 15, 2021. At December 31, 2018, the Notes Payable to Mrs. Griffin totaled $206,670. At December 30, 2019, the Company executed a Note for $563,000 which consisted of expenses of $16,000 and accrued wages of $547,000. The total Notes due to Mrs. Griffin at December 31, 2019 is $769,670. All Mrs. Griffin’s Notes bear interest at 5%, are unsecured, and have been extended through July 15, 2021. Accrued interest on Mrs. Griffin’s Notes are $67,168 and $56,834 at December 31, 2019 and 2018, respectively.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $10,319 and $8,799 respectively.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $12,137 and $10,277, respectively.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $10,617 and $8,727, respectively.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $9,471 and $7,383, respectively.

On February 28, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $2,050 and $1,750, respectively.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution.$7,924 was paid on December 31, 2019, leaving a balance of $72,076. Unpaid accrued interest at December 31, 2019 and 2018 is $0 and $25,880, respectively.

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $49,200, which was paid down to $0 at December 31, 2019 interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at December 31, 2019 and 2018 is $0 and $9,963, respectively.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust and shareholder whose Trustee is our CEO, in the total amount of $2,500, which was paid down to $0 at December 31, 2019 interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at December 31, 2019 and 2018 is $0 and $629, respectively,

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an Trust and shareholder, whose Trustee is our CEO, in the total amount of $83,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $8,778 and $7,438, respectively.

On January 22, 2014, the Company executed a note agreement with a Trust and shareholder, whose Trustee is our CEO, in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $4,989 and $4,149, respectively.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with a Trust and shareholder whose Trustee is our CEO, in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $8,448 and $7,008, respectively.

On October 10, 2014, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $1,567 and $1,267, respectively.

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on July 15, 2021. Accrued interest at December 31, 2019 is $0.

(b) Additional detail to all Notes Payable-Related Party is as follows:

2019	2018	Interest	Interest Expense
Principal	Principal	Rate	12/31/2019	12/31/2018	Maturity
$2,016,672	$-	5.00%	$-	$-	7/15/21
563,000	-	5.00%	-	-	7/15/21
409,920	409,920	5.00%	20,496	20,496	7/15/21
11,125	11,125	5.00%	556	556	7/15/21
200,000	200,000	5.00%	10,000	10,000	7/15/21
6,670	6,670	5.00%	334	334	7/15/21
19,000	19,000	8.00%	1,520	1,520	7/15/21
31,000	31,000	6.00%	1,560	1,560	7/15/21
31,500	31,500	6.00%	1,892	1,892	7/15/21
34,800	34,800	6.00%	2,088	2,088	7/15/21
5,000	5,000	6.00%	300	300	7/15/21
72,076	80,000	6.00%	4,800	4,800	7/15/21
-	49,200	6.00%	2,952	2,952	N/A
-	2,500	6.00%	150	150	N/A
83,877	83,877	6.00%	1,340	1,340	7/15/21
14,000	14,000	6.00%	840	840	7/15/21
24,000	24,000	6.00%	1,440	1,440	7/15/21
5,000	5,000	6.00%	300	300	7/15/21
12,765	-	6.00%	-	-	7/15/21

$3,540,405	$1,007,592		$50,568	$50,568

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The balance of advances made by Mr. Reichman at December 30, 2019 in the amount of $400,223, were consolidated with other amounts due Mr. Reichman, and a Note Payable was issued in its stead. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2019 Mr. Reichman advanced $108,192 to the Company to cover operating expenses and was repaid $62,591.. During 2018 Mr. Reichman advanced $235,908, to the Company and was repaid $60,961. At December 31, 2019 and 2018, the amounts Due to Officers and Directors for cash advances and expenses are $0 and $367,388, respectively.

NOTE 4 - FIXED ASSETS

Depreciation expense was $0 and $362 during the years ended December 31, 2019 and 2018, respectively.

Fixed assets consist of the following:

	2019	2018
Computer equipment	$134,896	$134,896
Office equipment	22,600	22,600
Telephone equipment	12,900	12,900
Total fixed assets	170,396	170,396
Accumulated Depreciation	(170,396)	(170,396)
Net fixed assets	$0	$0

NOTE 5 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At December 31, 2019 and 2018, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at December 31, 2019 and 2018 are $310,307 and $274,952, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a Company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default . Accrued interest at December 31, 2019 and 2018 is $19,800 and $18,720, respectively.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at December 31, 2019 and 2018 is $30,499 and $28,699, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at December 31, 2019 and 2018 is $25.839 and $24,589, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at December 31, 2019 and 2018 is $49,487 and $46,687, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest at December 31, 2019 and 2018 is $126,489 and $107,070, respectively.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements, but the note is in default. Interest expense in the amount of $13,440 has been imputed for this note in 2019 and 2018, with an offsetting entry to Paid in Capital.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest at December 31, 2019 and 2018 is $10,735 and $9,087, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur and this note is in default. Accrued interest at December 31, 2019 and 2018 is $32,568 and $27,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur and this note is in default. Accrued interest at December 31, 2019 and 2018 is $10,664 and $9,027, respectively.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018 and is in default. Accrued interest at December 31, 2019 and 2018 is $1,742 and $1,442, respectively.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018 and is in default. Accrued interest at December 31, 2019 and 2018 is $2,484 and $2,064, respectively.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

2019	2018	Interest	Interest Expense
Principal	Principal	Rate	12/31/2019	12/31/2018	Maturity
$32,960	32,960	5.00%	1,648	1,648	10/5/18
32,746	32,746	5.00%	1,636	1,636	10/5/18
5,000	5,000	6.00%	300	300	10/5/18
100,000	100,000	5.00%	5,000	5,000	10/5/18
7,000	7,000	6.00%	420	420	10/5/18
388,376	388,376	5.00%	19,419	19,419	10/5/18
192,000	192,000	0%	13,440	13,440	10/5/18
18,000	18,000	6.00%	1,080	1,080	9/1/2002
30,000	30,000	6.00%	1,800	1,800	9/12/2002
25,000	25,000	5.00%	1,250	1,250	8/31/2000
40,000	40,000	7.00%	2,800	2,800	7/10/2002

$871,082	$871,082		$48,793	$48,793

At December 31, 2019 and 2018, accrued interest on the outstanding notes payable were $310,307 and $274,952, respectively and related party notes was $298,796 and $292,306, respectively. Interest expense on the outstanding notes amounted to $99,361 and $99,361 for the years ended December 31, 2019 and 2018, including the imputed interest discussed above.

NOTE 6 - INCOME TAXES

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes”. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

Deferred tax assets and the valuation account are as follows:

	2019	2018
Deferred tax assets:
NOL carryover	$3,354,581	$3,261,126
Valuation allowance	(3,354,581)	(3,261,126)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2019 and 2018.

The components of income tax expense are as follows:

	2019	2018

Book loss	$(1,428,835)	$(3,369,340)
Stock based compensation	969,550	2,175,048
Non-deductible expenses	6,442	8,837
Unrealized/Realized gains or losses on Securities (net)	7,818	45,224
Change in NOL valuation allowance	445,025	1,140,231
	$-	$-

The Company has adopted FASB ASC 740-10 to account for income taxes. The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $15,147,119 and $14,702,094 as of December 31, 2019 and 2018, respectively, which may be offset against future taxable income. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,
	2019	2018

Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2019, and 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2019, 2018, 2017, 2016, 2015 and 2014.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A) NUMBER OF SHARES AUTHORIZED

The Board of Directors have authorized 350,000,000 shares of common stock to be issued at a par value of $0.001. As of December 31, 2019 and 2018, 205,277,990 and 214,612,327 shares of common stock are issued and 205,277,990 and 170,777,990 shares are outstanding, respectively. The substantial difference between the issued and outstanding shares in 2018 include the certificates held in escrow for the GoFun litigation.

B) PREFERRED STOCK

The Board of Directors authorized 50,000 shares of “blank check” preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company’s certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company.

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

C) ISSUANCES OF COMMON STOCK

On July 21, 2018, the Board of Directors authorized the issuance of 1,500,000 shares for services valued at $122,401, the market price of the shares upon grant, and the retirement of $5,099 in debt and accrued interest.

On July 25, 2018, the Board of Directors authorized the issuance of 500,000 shares for services valued at $42,500, the market price of the shares upon authorization.

On August 3, 2018, the Board of Directors authorized the issuance of 3,750,000 shares for services valued at $249,480, the market price of the shares upon authorization.

On October 24, 2018, the Board of Directors authorized the issuance of 1,700,000 shares for investments totaling $51,832 and services valued at $388,468, the market price of the shares upon authorization.

On December 30, 2018, the Board of Directors authorized the issuance of 5,250,000 shares for services valued at $926,100, the market price of the shares upon authorization.

On December 30, 2018, the Board of Directors authorized the issuance of 2,500,000 shares for the employee profit sharing plan valued at $441,000, the market price of the shares upon grant.

On June 28, 2019, the Board of Directors authorized the issuance of 5,000,000 shares for services valued at $262,500, the market price of the shares upon authorization.

On October 10, 2019, the Board of Directors authorized the issuance of 1,000,000 shares for cash of $25,000 pursuant to a private placement memorandum.

On December 19, 2019, the Board of Directors authorized the issuance of 8,000,000 shares for services valued at $168,000, the market price of the shares upon authorization.

On December 21, 2019, the Board of Directors authorized the issuance of 15,500,000 shares for services valued at $389,050, the market price of the shares upon authorization.

On December 21, 2019, the Board of Directors authorized the issuance of 5,000,000 shares for the employee profit sharing plan valued at $150,000, the market price of the shares upon authorization.

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

E) UNEARNED ESOP SHARES

Effective January 1, 2009, the Company organized the Tree Top Industries Profit-Sharing Plan Trust, to manage the Company’s Employee Stock Option Profit-Sharing Plan (“the Plan”). On November 13, 2018 the Trust name was changed to Global Tech Industries Group Profit Sharing Plan Trust. At the direction of the Board of Directors, the Company annually issues shares to the Trust for the future benefit of the employees of the Company. The plan allows the Board of Directors to issue shares to the Trust annually to be allocated to the participants.

The Plan was organized consistent with the requirements of Section 401(a) of the Internal Revenue Code of 1986, however, the Plan has not been administered as a qualified retirement plan, and therefore, the shares issued to the ESOP have not been deducted for federal tax purposes. The employee group is a Top Heavy group of Key Employees, however, the plan will also cover all employees that are eligible. Eligibility occurs for each employee that is employed on the anniversary date of the Plan. Participation shall cease upon the termination of the employee services, on account of death, disability, retirement or the separation from the employer. Each year the Employer shall contribute either cash or stock of the Corporation, an amount to the Plan as shall be determined by the Board of Directors. The contributions vest as follows:

For each of the first two years of Service	10% per year
Each additional year of Service over two years	20% additional
Full vesting after six years of Service

Retirement and death benefits commence at the termination of Service. Benefits may be paid in Cash, Stock or through a Qualified Join and Survivor Annuity.

Pursuant to ASC 718, the Company’s ESOP Plan is a non-leveraged plan, and therefore compensation expense is recorded at the fair value of the shares issued at the grant date. The Company has never issued dividends to its shareholders, and therefore no dividends have been issued to the ESOP plan. The ESOP shares are considered issued and outstanding for the earnings per share computation. Compensation expense of $150,000 and $441,000 has been recorded during 2019 or 2018, respectively, for the ESOP shares issued. There have been 23,500,000 and 18,500,000 share allocated to the participants of the Plan, as of December 31, 2019 and 2018, respectively and none of the shares have been committed for release. There are no shares in suspense as of December 31, 2019 and 2018, respectively. The fair value of the ESOP shares being held by the Trust as of December 31, 2019 and 2018 is $878,900 and $691,900, respectively. There is no repurchase obligation on the Company to purchase back any shares issued to the ESOP Trust. No dividends have been issued to the ESOP Trust, therefore there has been no tax benefit treatment in the Earnings Per Share computation.

In December 2018, the Company issued 2,500,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as compensation expense of $441,000, which was the fair value of the shares at the grant date, pursuant to the guidance of ASC 718.

In December 2019, the Company issued 5,000,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as compensation expense of $150,000, which was the fair value of the shares at the grant date.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A) LEASES

Global Tech Industries Group, Inc. currently does not lease, rent or own any property.

B) LITIGATION

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action commenced in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Global Tech Industries Group, Inc. and TTII oil & Gas, Inc. In February 2017, the Chautauqua Court ruled that the acquisition agreement be nullified. All assets and liabilities were removed from the companies’ books including an asset retirement obligation of $101,250 that was associated with the oil and gas property and recorded as a gain on settlement. No other monetary claims have been asserted against GTII or TTII Oil & Gas, Inc

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American Resource Technologies, Inc., (ARUR) and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, Docket No. 17-CV-0698. The case was subsequently withdrawn due to the close of ARUR operations. The Company is continuing its efforts to legally cancel the shares issued to the ARUR shareholders.

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. The original acquisition agreement and rescission was recorded on the Company’s books in 2016, however the physical share certificates were not returned to the Company. During the last quarter 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock, that was issued in good faith to GoFun in anticipation of a final stock exchange. The stock has since been returned to the Company’s treasury and cancelled. The Company also reclassified a deposit received from GoFun shareholders in the amount of $128,634 for future share issuances pursuant to the Acquisition Agreement, to a Gain on Settlements and Debt Relief as part of the legal settlement of this case. As of this writing, motions are pending that may require remaining negotiations to continue in arbitration.

On December 30, 2019, a dispute between the Company and its counsel regarding the GoFun matter, above, resulted in a filing, and subsequent settlement, of an action in the Supreme Court of the State of New York for the County of New York (Index No. 656396/2019). Pursuant to the settlement, prior counsel for the Company accepted previously-issued shares in 2016, as full payment for all legal work, expenses, costs, and other fees.

C) EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013 with a salary of $1. Mr. Reichman’s salary has been accruing because Global Tech is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mr. Reichman’s contract has been extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2nd, 2017, retroactive to January 1, 2017, and thru December 31, 2019.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments. In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Global Tech was without resources to pay the salary increase. This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mrs. Griffin’s employment contract has been extended at December 31, 2012 until December 31, 2013, with a salary of $1. Mrs. Griffin’s contract was extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2nd, 2017, retroactive to January 1, 2017, and thru December 31, 2019.

NOTE 9 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account.. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321. The fair value of these shares at December 31, 2019 and 2018 amounted to $44,044 and $182,952, respectively. All realized gains and (losses) and unrealized gains and (losses) are recorded in earnings. For the year ended December 31, 2019, the Company recorded a net gain of $67,342 which consisted of realized gains of $75,190 and unrealized losses of $(7,848). For the year ended December 31, 2018, the Company recorded unrealized losses of ($45,224). The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

On January 1, 2018, the Company adopted the new accounting standard for Financial Instruments, which requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The adoption of this guidance resulted in a $149,209 increase to beginning retained earnings and a $149,209 decrease to beginning accumulated other comprehensive income.

NOTE 10 - ASSET RETIREMENT OBLIGATION

During 2013, the Company began the re-work project on various well associated with the Ownbey Oil and Gas Lease purchased on December 31, 2012. The Company will be required as part of the purchase of this lease to remediate the Ownbey property upon its abandonment of the lease. In accordance with FASB ASC 410-20, Asset Retirement Obligations, the Company recognized the fair value of the liability for an asset retirement obligation in the amount of $101,250. Because the Company does not have a certified valuation report for the Ownbey lease we did not capitalize this cost, but instead expensed the entire amount during the 2013 year. During 2019 the Company reversed all obligation associated with the ARUR acquisition due to the Kansas Court ruling (see litigation in Note 8) The following table describes all changes to the Company’s asset retirement obligation liability during 2019:

	December 31,
	2019	2018
Asset retirement obligation-beginning of year	$101,250	$101,250
Liabilities incurred	-	-
Accretion expense	-	-
Rescission of agreement	(101,250)	-
Asset retirement obligation-end of year	$-	$101,250

NOTE 11 - SUBSEQUENT EVENTS

On May 8, 2020, the Board of Directors authorized the issuance of 3,040,000, for services rendered.

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted no additional events requiring disclosure.

NOTE 12 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The financial statements for the period ended December 31, 2018 have been restated due to an error in reporting the shares issued to the ESOP Plan Trust. The ESOP Plan is a non-leveraged Plan and pursuant to ASC 718, the shares issued to the Trust should be recorded in compensation expense at the fair value of the shares issued at the grant date of the award. The Company, however, was accounting for the ESOP share issuance as Unearned ESOP shares and was recording the fair value of the awards as a contra equity account. The Company also adopted ASC 321, effective January 1, 2018, therefore, unrealized gains and losses from marketable securities were to be recorded in earnings, however, the Company erroneously recorded unrealized losses on marketable securities in 2018 in other accumulated comprehensive income, an equity account. The impact of the Restatement is as follows at December 31, 2018:

	Year Ended December 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
General and administrative	2,578,940	(680,000)	1,898,940
Compensation and professional fees	200,396	1,121,000	1,321,396
Total Operating Expenses	2,779,698	441,000	3,220,698
Gain on marketable securities	-	(45,224)	(45,224)
Total Other Income (expense)	(103,418)	(45,224)	(148,642)
Loss Before Income Taxes	(2,883,116)	(486,224)	(3,369,340)
Net Loss	(2,883,116)	(486,224)	(3,369,340)

	Year Ended December 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Marketable securities	131,120	51,832	182,952
Total Current Assets	138,939	51,832	190,771
Investments	51,832	(51,832)	-
Unearned ESOP shares	(3,413,600)	3,413,600	-
Accumulated other comprehensive income	103,985	(103,985)	-
Retained (Deficit)	(162,886,253)	(3,309,615)	(166,195,868)

	Year Ended December 31, 2018
	As Previously
	Reported	Adjustment	As Restated
Cash Flows Data:
Net loss	(2,883,116)	(486,224)	(3,369,340)
Stock issued for services	1,728,949	441,000	2,169,949
Gain loss on marketable securities	-	45,224	45,224

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On March 2, 2020, the Company appointed Heaton & Company, PLLC the independent accounting firm to audit the financial statements of Global Tech Industries Group, Inc and its subsidiaries, for the year ended December 31, 2019, and dismissed KSP Group, Inc. The decision to dismiss KSP Group was approved by the Audit Committee of the Company’s Board of Directors on February 25, 2020 and there were no disagreements with KSP Group, Inc. as pertaining to accounting principles or transactions. An 8-K was filed on March 13,2020, disclosing this change.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, management concluded that our controls were not effective as of December 31, 2019.

Notwithstanding this finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible to establish and maintain adequate internal control over financial reporting.   Our Chief Executive Officer and Chief Financial Officer are responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

● maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

● reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

● reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

For the year ended December 31, 2019, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management concluded that our internal control over financial reporting had material weaknesses and was not effective as of December 31, 2019. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the limited number of persons responsible for the recording and reporting of financial information, the lack of separation of financial reporting duties, and the limited size of our management team in general. We are in the process of evaluating methods of improving our internal control over financial reporting, including the possible addition of financial reporting staff and the increased separation of financial reporting responsibility, and intend to implement such steps as are necessary and possible to correct these material weaknesses.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2019 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
David Reichman	76	Chief Executive Officer and Chairman of the Board of Directors
Kathy M. Griffin	66	President and Director
Frank Benintendo	74	Secretary and Director
Donald Gilbert	83	Director and Chairman of Audit Committee
Michael Valle	64	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Officers

David Reichman – CEO

Mr. Reichman has been the CEO of Global Tech Industries Group, Inc. for seventeen years. Prior to that, Mr. Reichman maintained a Business Management and Tax Law consulting group, and he is licensed by the US Treasury /Internal Revenue Service. In addition, Mr. Reichman was a Co-General Partner and Tax Matters Partner in Harrison Re-cycling Associates, a company that operated the first recycling equipment for non-biodegradable Styrofoam and Styrene plastic in North America. Previously, Mr. Reichman had worked for The American Express Company, where he held several positions, including Manager of Budget and Cost. During his tenure at American Express, he developed, along with Control Data Corporation, a Flexible Budgeting System for Management Control of International Operations, and the use of Time-Share computer equipment. Mr. Reichman’s education includes an MBA from Northeastern University, through the Harvard Case Study Program, as well as specialized education in business and scientific theory from The Wharton School of University of Pennsylvania and IBM Systems Scientific Institute. Mr. Reichman resides in New York City.

Kathy M. Griffin – President

Mrs. Griffin, President of Global Tech Industries Group, Inc., is also member of the Board of Directors and has been with the Global Tech Industries Group for eleven years. Prior to that, Mrs. Griffin worked in marketing and sales, new business development and general business management. She started her career at Superior Brands, Inc., where from December 1977 to December 1990 she held several positions, including internationals Marketing Manager. She was responsible for the successful start-up and implementation of the first international joint venture for Superior Brands, Inc. In addition, she managed Koning US, Inc., a consumer products marketing company from 1993 to 2004, and, from January 2006 to February 2009, was employed as an executive in the New Business Development Group, by Specialized Technology Resources, Inc., a global provider of supply chain, corporate social responsibility, and consulting services. Mrs. Griffin’s education includes a Bachelor’s degree from Boston College University, and a Master’s degree in Public Administration from the University of Massachusetts John McCormick Graduate School of Policy and Global Studies.

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

Board Committees

Audit Committee. Our board of directors has appointed an audit committee. During our fiscal year ended December 31, 2019, our audit committee is comprised of Donald Gilbert. Mr. Gilbert is the sole member of the Audit Committee. Our audit committee is authorized to:

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

The audit committee did not hold any meetings during the fiscal year ended December 31, 2019.

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

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2019 with senior management. The audit committee has also discussed with Heaton & Company, PLLC the Company’s independent registered public accounting firm, the matters required to be discussed by the statement on Auditing Standards No. 61, Communication with Audit Committees, and received the written disclosures and the letter from Heaton & Company, PLLC, as required by Independence Standards Board Standard No. 1, Independence Discussion with Audit Committees. The audit committee has discussed with Heaton & Company, PLLC, the independence of Heaton & Company, PLLC as our auditors. Finally, in considering whether the independent auditors’ provision of non-audit services to us is compatible with the auditors’ independence for Heaton & Company, PLLC, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2019 all Reporting Persons timely complied with all applicable filing requirements.

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

The Elements of David Reichman’s and Kathy Griffin’s Compensation Programs

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2019, all executive officer base salary decisions were approved by the board of directors.

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

Benefits and Prerequisites

At this stage of our business we have limited benefits and no prerequisites for our employees. We do not have a 401(k) Plan, but do have a Profit Sharing Plan Trust specifically earmarked as a retirement plan. This plan is funded by adding an amount as deemed appropriate by the Board of Directors each year. We may adopt other plans and/or confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We have employment agreements with our Named Executive Officers. They are eligible for specific benefits or payments if their employment or engagement terminates or if there is a change of control.

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2019 and 2018 to our Chief Executive Officer and our President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
David Reichman Chairman & CEO	2019	$500,000	-	-	-	-	-

Kathy M. Griffin President	2019	$180,000	-	-	-	-	-

David Reichman Chairman & CEO	2018	$500,000	-	-	-	-	-

Kathy M. Griffin President	2018	$180,000	-	-	-	-	-

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

N/A

Director Compensation

No non-employee directors were paid any compensation for their services or reimbursement for their incidental expenses, except that on December 30, 2019, each director was issued 1,000,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 27, 2020, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of May 27, 2020 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of May 27, 2020 have been exercised and converted.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent
David Reichman	35,398,900	17.64
Kathy M. Griffin	10,310,140	5.14
Frank Benintendo	4,433,990	2.21
Donald Gilbert	4,183,990	2.08
Michael Valle	1,609,000	.80
Gregory Ozzimo	500,000	.25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Notes Payable – Related Party

The Company is indebted to the officers of the Company for unpaid wages, expenses and cash advances from current and previous years that were converted into Notes. Various Directors and Shareholders have also advanced funds to the Company to support operations. The balances at December 31, 2019 and 2018 for Related Party Notes Payable are $3,540,405 and $1,007,592 respectively. Accrued interest on the related party notes at December 31, 2019 and 2018 total $298,796 and $292,306, respectively. On December 30, 2019, the Company paid accrued interest on related party notes of $44,376.

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mr. Reichman agreed to consolidate accrued wages, auto allowance and cash advances into a long-term Note Payable with a term date of July 15, 2021. At December 31, 2018, the Notes Payable to Mr. Reichman was $421,045. At December 30, 2019 the Company executed a Note for $2,016,672 which consisted of cash advances of $400,223, accrued wages of $1,500,000 and auto allowances of $116,449. The total Notes due to Mr. Reichman at December 13, 2019 is $2,437,717. All Mr. Reichman’s Notes bear interest at 5%, are unsecured, and have been extended through July 15, 2021. Accrued interest on Mr. Reichman’s Notes are $163,254 and $142,202 at December 31, 2019 and 2018, respectively.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mrs. Griffin agreed to consolidate accrued wages and expenses into a long-term Note Payable with a term date of July 15, 2021. At December 31, 2018, the Notes Payable to Mrs. Griffin totaled $206,670. At December 30, 2019, the Company executed a Note for $563,000 which consisted of expenses of $16,000 and accrued wages of $547,000. The total Notes due to Mrs. Griffin at December 31, 2019 is $769,670. All Mrs. Griffin’s Notes bear interest at 5%, are unsecured, and have been extended through July 15, 2021. Accrued interest on Mrs. Griffin’s Notes are $67,168 and $56,834 at December 31, 2019 and 2018, respectively.

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on July 15, 2021. Accrued interest at December 31, 2019 is $0.

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The balance of advances made by Mr. Reichman at December 30, 2019 in the amount of $400,223, were consolidated with other amounts due Mr. Reichman, and a Note Payable was issued in its stead. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2019 Mr. Reichman advanced $108,192 to the Company to cover operating expenses and was repaid $62,591.. During 2018 Mr. Reichman advanced $235,908, to the Company and was repaid $60,961. At December 31, 2019 and 2018, the amounts Due to Officers and Directors for cash advances and expenses are $0 and $367,388, respectively.

Director Independence

We currently have two independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us in 2019 for the audit and reviews of our 2019 and 2018 financial statements total approximately $20,500 and $22,500, respectively. Fees billed to us for the 2019 period was $13,000 from Heaton and $7,500 from KSP. Fees billed in 2018 were $22,500 from KSP.

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

As of the date of this filing, our current policy is to not engage to provide, among other things, bookkeeping services, appraisal or valuation services, or international audit services. The policy provides that we engage to provide audit, tax compliance, and other assurance services, such as review of SEC reports or filings.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

[ ]	Consolidated Balance Sheets as of December 31, 2019 and 2018

[ ]	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

[ ]	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2019 and 2018

[ ]	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

[ ]	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Global Tech Industries Group, Inc. as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between Global Tech Industries Group, Inc. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Global Tech Industries Group, Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Global Tech Industries Group, Inc. and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Global Tech Industries Group, Inc. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between Global Tech Industries Group, Inc. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between Global Tech Industries Group, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between Global Tech Industries Group, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between Global Tech Industries Group, Inc. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between Global Tech Industries Group, Ind. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between Global Tech Industries Group, Inc. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of Global Tech Industries Group, Inc. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: June 1, 2020	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: June 1, 2020
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: June 1, 2020
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: June 1, 2020
Donald Gilbert,
Director & Audit Chair

