Form 10-Q
period 2020-03-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2020-06-29
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

March 31, 2020

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

(212) 204 7926

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of June 27, 2020 the number of shares outstanding of the registrant’s class of common stock was 208,317,990.

EXPLANATORY NOTE – COVID-19 RELIEF

The Company is filing its Quarterly Report on Form 10-Q for the period ended March 31, 2020 after the applicable May 15, 2020 deadline in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Exchange Act dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “COVID-19 Order”).

The Company was impacted by the COVID-19 virus and has relied on the COVID-19 Order. The Company’s Chief Executive and Financial Officer resides in the State of New York.  The State of New York issued a lockdown order due to the COVID-19 virus which has resulted in certain offices being closed.  This delayed the ability of the Company’s Chief Executive and Financial Officer to provide certain financial information concerning the Company to the Company’s accountant who prepared the Company’s financial statements for the period ended March 31, 2020.  In turn, this delayed the review of the Company’s financial statements by its auditor and the Company’s ability to file its Quarterly Report on Form 10-Q for the period ended March 31, 2020 on a timely basis.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,399	$1,435
Marketable securities	17,068	44,044

Total Current Assets	18,467	45,479

TOTAL ASSETS	$18,467	$45,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$903,992	$731,327
Accrued interest payable	318,955	310,307
Accrued interest payable-related party	343,056	298,796
Notes payable in default	871,082	87,082
Due to officers and directors	28,901	-

Total Current Liabilities	2,465,986	2,211,512

LONG-TERM LIABILITIES

Notes payable related party	3,540,405	3,540,405

Total Long-Term Liabilities	3,540,405	3,540,405

Total Liabilities	6,006,391	5,751,917

STOCKHOLDERS’ (DEFICIT)
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 205,277,990 issued and outstanding	205,278	205,278
Additional paid-in-capital	161,716,346	161,712,986
Accumulated (Deficit)	(167,909,549)	(167,624,703)

Total Stockholders’ (Deficit)	(5,987,924)	(5,706,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$18,467	$45,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2020	2019
		(as restated)
OPERATING EXPENSES

General and administrative	28,120	77,318
Compensation and professional fees	172,745	199,909

Total Operating Expenses	200,865	277,227

OPERATING LOSS	(200,865)	(277,227)

OTHER INCOME (EXPENSES)

Gain/(loss) on marketable securities	(26,976)	35,615
Interest expense	(57,005)	(26,199)

Total Other Income (Expenses)	(83,981)	9,416

LOSS BEFORE INCOME TAXES	(284,846)	(267,811)

INCOME TAX EXPENSE	-	-

NET LOSS	$(284,846)	$(267,811)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	205,277,990	170,777,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders' Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2018	1,000	$1	170,777,990	$170,778	$160,739,496	$(166,195,868)	$(5,285,593)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2019 (as restated)						(267,811)	(267,811)

Balance, March 31, 2019 (as restated)	1,000	$1	170,777,990	$170,778	$160,742,856	$(166,463,679)	$(5,550,044)

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2020						(284,846)	(284,846)

Balance, March 31, 2020	1,000	$1	205,277,990	$205,278	$161,716,346	$(167,909,549)	$(5,987,924)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2020	2019
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(284,846)	(267,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on loan	3,360	3,360
(Gain)/loss on marketable securities	26,976	(35,615)
Change in operating assets and liabilities:
Increase in related party accruals	44,260	12,717
Increase in accounts payable and accrued expenses	181,313	292,076

Net Cash Provided by (Used in) Operating Activities	(28,937)	4,727

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to related party loans	-	(30,257)
Cash received from related party loans	28,901	21,531

Net Cash Provided by (Used in) Financing Activities	28,901	(8,726)

DECREASE IN CASH AND CASH EQUIVALENTS	(36)	(3,999)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,435	7,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,399	$3,820

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2020

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020, and for all periods presented herein, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements  included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2 below. All significant inter-company balances and transactions have been eliminated.

B) GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

March 31, 2020

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., TTI Strategic Acquisitions and Equity Group, Inc, TTII Oil & Gas, Inc., and G T International, Inc. All subsidiaries of the Company, other than TTI Strategic Acquisitions and Equity Group, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At March 31, 2020 and December 31, 2019, no excess cash balances existed. There were no cash equivalents at March 31, 2020 and December 31, 2019.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2020

D) INCOME TAXES

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

E) REVENUE RECOGNITION

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

March 31, 2020

F) STOCK-BASED COMPENSATION

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

March 31, 2020

G) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2020 and December 31, 2019.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3
Marketable Securities – 2020	$17,068	$-0-	$-0-
Marketable Securities – 2019	$44,044	$-0-	$-0-

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2020

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2020 and 2019, there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Three Months Ended
	March 31,
	2020	2019
Loss (numerator)	$(284,846)	$(267,811)
Shares (denominator)	205,277,990	170,777,990
Basic and diluted loss per share	$(0.00)	$(0.00)

I) RECENT ACCOUNTING PRONOUNCEMENTS

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

March 31, 2020

J) Marketable Securities

The Company purchases marketable securities and engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest and dividends are included in net Interest Income.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable-Related Party

The Company is indebted to the officers of the Company for unpaid wages, expenses and cash advances from current and previous years that were converted into Notes. Various Directors and Shareholders have also advanced funds to the Company to support operations. The balances at March 31, 2020 and December 31, 2019 for Related Party Notes Payable are $3,540,405 and $3,540,405 respectively. Accrued interest on the related party notes at March 31, 2020 and December 31, 2019 total $343,056 and $298,796, respectively

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mr. Reichman agreed to consolidate accrued wages, auto allowance and cash advances into a long-term Note Payable with a term date of July 15, 2021. At December 30, 2019 the Company executed a Note for $2,016,672 which consisted of cash advances of $400,223, accrued wages of $1,500,000 and auto allowances of $116,449. The total Notes due to Mr. Reichman at March 31, 2020 and December 31, 2019 is $2,437,717 and $2,437,717, respectively. All Mr. Reichman’s Notes bear interest at 5%, are unsecured, and have been extended through July 15, 2021. Accrued interest on Mr. Reichman’s Notes are $193,725 and $163,254 at March 31, 2020 and December 31, 2019, respectively.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mrs. Griffin agreed to consolidate accrued wages and expenses into a long-term Note Payable with a term date of July 15, 2021. At December 30, 2019, the Company executed a Note for $563,000 which consisted of expenses of $16,000 and accrued wages of $547,000. The total Notes due to Mrs. Griffin at March 31, 2020 and December 31, 2019 is $769,670 and $769,670, respectively. All Mrs. Griffin’s Notes bear interest at 5%, are unsecured, and have been extended through July 15, 2021. Accrued interest on Mrs. Griffin’s Notes are $76,789 and $56,834 at March 31, 2020 and December 31, 2019, respectively.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at March 31, 2020 and December 31, 2019 is $10,699 and $10,319 respectively.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at March 31, 2020 and December 31, 2019 is $12,602 and $12,137, respectively.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at March 31, 2020 and December 31, 2019 is $11,090 and $10,617, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2020

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at March 31, 2020 and December 31, 2019 is $9,994 and $9,471, respectively.

On February 28, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. Accrued interest at March 31, 2020 and December 31, 2019 is $2,125 and $2,050, respectively.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution.$7,924 was paid on December 31, 2019, leaving a balance of $72,076. Unpaid accrued interest at March 31, 2020 and December 31, 2019 is $1,081 and $0, respectively.

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $49,200, which was paid down to $0 at December 31, 2019 interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at March 31, 2020 and December 31, 2019 is $0 and $0, respectively.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust and shareholder whose Trustee is our CEO, in the total amount of $2,500, which was paid down to $0 at December 31, 2019 interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at March 31, 2020 and December 31, 2019 is $0 and $0, respectively,

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an Trust and shareholder, whose Trustee is our CEO, in the total amount of $83,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. Accrued interest at March 31, 2020 and December 31, 2019 is $9,114 and $8,778, respectively.

On January 22, 2014, the Company executed a note agreement with a Trust and shareholder, whose Trustee is our CEO, in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $5,199 and $4,989, respectively.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with a Trust and shareholder whose Trustee is our CEO, in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. Accrued interest at March 31, 2020 and December 31, 2019 is $8,808 and $8,448, respectively.

On October 10, 2014, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at March 31,2020 and December 31, 2019 is $1,642 and $1,567, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2020

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on July 15, 2021. Accrued interest at March 31, 2020 and December 31, 2019 is $191 and $0, respectively.

(b) Additional detail to all Notes Payable-Related Party is as follows:

2020	2019	Interest	Interest Expense
Principal	Principal	Rate	3/31/2020	3/31/2019	Maturity
$2,016,672	$2,016,672	5.00%	$25,208	$-	7/15/21
563,000	563,000	5.00%	7,038	-	7/15/21
409,920	409,920	5.00%	5,124	5,124	7/15/21
11,125	11,125	5.00%	139	139	7/15/21
200,000	200,000	5.00%	2,500	2,500	7/15/21
6,670	6,670	5.00%	83	83	7/15/21
19,000	19,000	8.00%	380	380	7/15/21
31,000	31,000	6.00%	390	390	7/15/21
31,500	31,500	6.00%	473	473	7/15/21
34,800	34,800	6.00%	522	522	7/15/21
5,000	5,000	6.00%	75	75	7/15/21
72,076	80,000	6.00%	1,200	1,200	7/15/21
-	-	6.00%	-	738	N/A
-	-	6.00%	-	37	N/A
83,877	83,877	6.00%	335	335	7/15/21
14,000	14,000	6.00%	210	210	7/15/21
24,000	24,000	6.00%	360	360	7/15/21
5,000	5,000	6.00%	75	75	7/15/21
12,765	12,765	6.00%	191	-	7/15/21

$3,540,405	$3,540,405		$44,303	$12,641

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The balance of advances made by Mr. Reichman at December 30, 2019 in the amount of $400,223, were consolidated with other amounts due Mr. Reichman, and a Note Payable was issued in its stead. The payables and cash advances are unsecured, due on demand and do not bear interest. During the three months ended March 31, 2020 and 2019, Mr. Reichman advanced $28,901 and $21,531, respectively, to the Company and was repaid $0 and $30, 257, respectively. At March 31, 2020 and December 31, 2019, the amounts Due to Officers and Directors for cash advances and expenses are $28,901 and $0, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2020

NOTE 4 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At March 31, 2020 and December 31, 2019, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at March 31, 2020 and December 31, 2019 are $319,146 and $310,307, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a Company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default. Accrued interest at March 31, 2020 and December 31, 2019 is $20,070 and $19,800, respectively.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at March 31, 2020 and December 31, 2019 is $30,949 and $30,499, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at March 31, 2020 and December 31, 2019 is $26.152 and $25,839, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at March 31, 2020 and December 31, 2019 is $50,187 and $49,487, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest at March 31, 2020 and December 31, 2019 is $131,344 and $126,489, respectively.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements, but the note is in default. Interest expense in the amount of $3,360 has been imputed for this note for the three months ended March 31, 2020 and 2019, respectively, with an offsetting entry to Paid in Capital.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest at March 31, 2020 and December 31, 2019 is $11,147 and $10,735, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur and this note is in default. Accrued interest at March 31, 2020 and December 31, 2019 is $33,818 and $32,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur and this note is in default. Accrued interest at March 31, 2020 and December 31, 2019 is $11,073 and $10,664, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2020

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018 and is in default. Accrued interest at March 31, 2020 and December 31, 2019 is $1,817 and $1,742, respectively.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018 and is in default. Accrued interest at March 31, 2020 and December 31, 2019 is $2,589 and $2,484, respectively.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

2020	2019	Interest	Interest Expense
Principal	Principal	Rate	3/31/2020	3/31/2019	Maturity
$32,960	32,960	5.00%	412	412	10/5/18
32,746	32,746	5.00%	409	409	10/5/18
5,000	5,000	6.00%	75	75	10/5/18
100,000	100,000	5.00%	1,250	1,250	10/5/18
7,000	7,000	6.00%	105	105	10/5/18
388,376	388,376	5.00%	4,855	4,855	10/5/18
192,000	192,000	0%	3,360	3,360	10/5/18
18,000	18,000	6.00%	270	270	9/1/2002
30,000	30,000	6.00%	450	450	9/12/2002
25,000	25,000	5.00%	313	313	8/31/2000
40,000	40,000	7.00%	700	700	7/10/2002

$871,082	$871,082		$12,199	$12,199

At March 31, 2020 and December 31, 2019, accrued interest on the outstanding notes payable were $319,146 and $310,307, respectively and related party notes was $343,056 and $298,796, respectively. Interest expense on the outstanding notes amounted to $56,502 and $24,840 for the three months ended March 31, 2020 and 2019, including the imputed interest discussed above.

NOTE 5 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the three months ended March 31, 2020 and 2019, the Company did not issue any stock, stock options or warrants.

ISSUANCES OF PREFERRED STOCK

Pursuant to the Articles of Incorporation of the Company, there was initially authorized 50,000 shares of Series A Preferred Stock. On April 7, 2016, the Company’s Board of Directors created and issued out of the Series A Preferred Stock, 1,000 Series A Preferred shares with the following features:

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

 OTHER

During the three months ended March 31, 2020 and 2019, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360 and $3,360, respectively, as an increase in paid in capital.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2020

NOTE 6 - LEGAL ACTIONS

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

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. The original acquisition agreement and rescission was recorded on the Company’s books in 2016, however the physical share certificates were not returned to the Company. During the last quarter of 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock, which was issued in good faith to GoFun in anticipation of a final stock exchange. The stock has since been returned to the Company’s treasury and cancelled. The Company also reclassified a deposit received from GoFun shareholders in the amount of $128,634 for future share issuances pursuant to the Acquisition Agreement, to a Gain on Settlements and Debt Relief as part of the legal settlement of this case. As of this writing, motions are pending that may require remaining negotiations to continue in arbitration.

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

NOTE 7 – SUBSEQUENT EVENTS

On May 8, 2020, the Company issued 3,040,000 shares of common stock at $0.02 per share, for services rendered valued at $60,800.

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted no additional events requiring disclosure.

NOTE 8 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The financial statements for the three months ended March 31, 2019 have been restated due to an error in reporting the adoption of ASC 321, effective January 1, 2018, which requires unrealized gains and losses from marketable securities to be recorded in earnings, however, the Company erroneously recorded unrealized losses on marketable securities in the March 31, 2019 10-Q in other accumulated comprehensive income, an equity account. For comparability purposes, some reclassifications have also been made. The impact of the Restatement is as follows at March 31, 2019:

	Three Months Ended March 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
General and administrative	247,318	(170,000)	77,318
Compensation and professional fees	29,909	170,000	199,909
Gain on marketable securities	-	35,615	35,615
Total Other Income (expense)	(26,199)	35,615	9,416
Loss Before Income Taxes	(303,426)	35,615	(267,811)
Net Loss	(303,426)	35,615	(267,811)
Other Comprehensive Income (loss)	35,615	(35,615)	-

	Period Ended March 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Marketable securities	166,735	51,832	218,567
Total Current Assets	170,555	51,832	222,387
Investments	51,832	(51,832)	-
Unearned ESOP shares	(3,413,600)	3,413,600	-
Accumulated other comprehensive income	139,599	(139,599)	-
Accumulated (Deficit)	(163,189,680)	(3,274,001)	(166,463,681)

	Three Months Ended March 31, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flows Data:
Net loss	(303,426)	35,615	(267,811)
Gain loss on marketable securities	-	(35,615)	(35,615)

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

The Company currently has investing operations through TTII Strategic Acquisitions and Equity Group, Inc., wherein the Company holds various Marketable Securities, however the amounts of investments are minimal as of March 31, 2020. The Company is also involved in various merger and acquisition activities, and is currently negotiating opportunities that are expected to bring operating revenues to the Company. The Company continues to seek opportunities to utilize its intellectual properties and relationships with our valued business associates.

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

Employees

As of June 17, 2020 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019:

We realized revenues of $0 during the three months ended March 31, 2020 and 2019. Our general operating expenses decreased from $ 277,228 in 2019 to $200,865 in 2020. The decrease was primarily the result of decreases in travel expenses and professional fees. Due to the Coronavirus, the Company executives travelled less during the first quarter 2020, due to certain restrictions.

Our net loss increased by $17,036 from $267,811 in 2019 to a loss of $284,846 in 2020. The primary reason for this increase was the result of increased interest expense and the loss on marketable securities. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020 we had cash on hand of $1,399 compared to $1,435 at December 31, 2019. Cash used by our operations of $(28,937) in 2020 compared to cash provided of $4,727 in 2019. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. In 2019, there were refunds of previously reported expenses which caused our operating activities to be positive. We anticipate that we will continue to have a negative cash flow from operations for 2020. We do not have sufficient cash on hand at March 31, 2020 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, and is currently seeking a judicial resolution to these obligations.

During the three months ended March 31, 2020, the Company’s working capital deficit decreased from $(2,166,033) to $(2,447,519), a decrease of 13%, due to the increase in accounts payable and accrued interest.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,447,519) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

There are no new contractual obligations for the quarter ended March 31, 2020.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2019. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult to raise capital.

Potential Impact of COVID-19

As explained in the Explanatory Notes near the beginning of this Report, the Company was impacted by the COVID-19 virus and has relied on the COVID-19 Order. The Company’s Chief Executive and Financial Officer resides in the State of New York. The State of New York issued a lockdown order due to the COVID-19 virus which has resulted in certain offices being closed. This delayed the ability of the Company’s Chief Executive and Financial Officer to provide certain financial information concerning the Company to the Company’s accountant who prepared the Company’s financial statements for the period ended March 31, 2020. In turn, this delayed the review of the Company’s financial statements by the Company’s auditor and the Company’s ability to file its Quarterly Report on Form 10-Q for the period ended March 31, 2020 on a timely basis.

In addition, the Company is concerned that the COVID-19 virus may impact the Company’s ability to raise additional equity capital due to the uncertainty of the virus’ effects on the economy and capital markets, which may make potential investors less likely to invest during the pandemic. This may affect the Company’s ability to raise equity capital to meet its financial obligations, implement its business plan and continue as a going concern.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of March 31, 2020.

Changes in Internal Controls over Financial Reporting

There were no additional changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Notwithstanding this finding of ineffective disclosure controls and procedures, we concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock issued during the three months ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has the following note payable obligations in default:

Note payable to Facts and Comparisons due September 1, 2002, with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	18,000

Note payable to Luckysurf.com due September 12, 2002 with interest accrued at 6% per annum, unsecured, in settlement of a trade payable; unpaid to date and in default	30,000

Note payable to Michael Marks (a shareholder) due August 31, 2000 with interest accrued at 5% per annum, unsecured; unpaid to date and in default	25,000

Note payable to Steven Goldberg (a former consultant) due July 10, 2002, unsecured with interest of 7% accrued if unpaid at due date, in settlement of liability; unpaid to date and in default	40,000

Note payable to a corporation, unsecured with interest of 6% per annum, unpaid to date and in default	7,000

Note payable to a corporation, unsecured with interest accruing at 6% per annum, unpaid to date and in default	100,000

Note payable to a corporation, unsecured with interest accruing at 6% per annum, unpaid to date and in default	32,746

Note payable to a corporation, unsecured with interest accruing at 6% per annum, unpaid to date and in default	32,960

Note payable to a corporation, unsecured, non interest bearing, unpaid to date and in default	192,000

Note payable to an LLC, unsecured with interest accruing at 6% per annum, unpaid to date and in default	5,000

Various Notes payable to an individual, unsecured with interest accruing at 6% per annum, unpaid to date and in default	388,376

Totals	$871,082

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

Dated: June 29, 2020	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: June 29, 2020
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: June 29, 2020
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: June 29, 2020
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: June 29, 2020
Donald Gilbert, Director

By:	/s/ Greg Ozzimo	Dated: June 29, 2020
Greg Ozzimo, Director

