Form 10-Q
period 2020-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2020-08-14
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

June 30, 2020

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

As of August 12, 2020 the number of shares outstanding of the registrant’s class of common stock was 205,149,460.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,363	$1,435
Marketable securities	28,177	44,044

Total Current Assets	29,540	45,479

TOTAL ASSETS	$29,540	$45,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$717,706	$731,327
Accrued wages-related party	340,000	-
Accrued interest payable	327,984	310,307
Accrued interest payable-related party	387,321	298,796
Notes payable in default	871,082	871,082
Due to officers and directors	89,943	-

Total Current Liabilities	2,734,036	2,211,512

LONG-TERM LIABILITIES

Notes payable related party	3,540,405	3,540,405

Total Long-Term Liabilities	3,540,405	3,540,405

Total Liabilities	6,274,441	5,751,917

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 205,149,460 and 205,277,990 issued and outstanding, respectively	205,150	205,278
Additional paid-in capital	161,812,135	161,712,986
Accumulated deficit	(168,262,187)	(167,624,703)

Total Stockholders’ Deficit	(6,244,901)	(5,706,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,540	$45,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
		(as restated)		(as restated)

OPERATING EXPENSES

General and administrative	53,548	300,497	81,668	377,815
Compensation and professional fees	252,495	198,193	425,240	398,102

Total Operating Expenses	306,043	498,690	506,908	775,917

OPERATING LOSS	(306,043)	(498,690)	(506,908)	(775,917)

OTHER INCOME (EXPENSES)

Gain (loss) on marketable securities	11,109	26,306	(15,867)	61,921
Interest expense	(57,704)	(26,900)	(114,709)	(53,099)

Total Other Income (Expenses)	(46,595)	(594)	(130,576)	8,822

LOSS BEFORE INCOME TAXES	(352,638)	(499,284)	(637,484)	(767,095)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(352,638)	$(499,284)	$(637,484)	$(767,095)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	206,544,709	170,777,990	205,911,350	170,777,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	1,000	$1	170,777,990	$170,778	$160,739,496	$(166,195,868)	$(5,285,593)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2019 (as restated)						(267,811)	(267,811)

Balance, March 31, 2019 (as restated)	1,000	$1	170,777,990	$170,778	$160,742,856	$(166,463,679)	$(5,550,044)

Imputed interest – loan					3,360		3,360

Shares issued for services			5,000,000	5,000	257,500		262,500

Net loss for the three months ended June 30, 2019 (as restated)						(499,284)	(499,284)

Balance, June 30, 2019 (as restated)	1,000	$1	175,777,990	$175,778	$161,003,716	$(166,962,963)	$(5,783,468)

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2020						(284,846)	(284,846)

Balance, March 31, 2020	1,000	$1	205,277,990	$205,278	$161,716,346	$(167,909,549)	$(5,987,924)

Imputed interest – loan					3,360		3,360

Shares issued for services			4,540,000	4,540	87,761		92,301

Shares cancelled from ARUR acquisition rescission			(4,668,530)	(4,668)	4,668		-

Net loss for the three months ended June 30, 2020						(352,638)	(352,638)

Balance, June 30, 2020	1,000	$1	205,149,460	$205,150	$161,812,135	$(168,262,187)	$(6,244,901)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2020	2019
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(637,484)	(767,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	92,301	262,500
Imputed interest on loan	6,720	6,720
(Gain) loss on marketable securities	15,867	(61,921)
Change in operating assets and liabilities
Increase in accrued interest payable-related party	88,525	43,110
Increase in accrued wages-related party	340,000	340,000
Increase in accounts payable and accrued expenses	4,056	153,045

Net Cash Used in Operating Activities	(90,015)	(23,641)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to related party loans	-	(49,396)
Cash received from related party loans	89,943	69,038

Net Cash Provided by Financing Activities	89,943	19,642

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72)	(3,999)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,435	7,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,363	$3,820

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2020, and for all periods presented herein, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as disclosed in Note 2 below. All significant inter-company balances and transactions have been eliminated.

B) GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

June 30, 2020

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At June 30, 2020 and December 31, 2019, no excess cash balances existed. There were no cash equivalents at June 30, 2020 and December 31, 2019.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

E) REVENUE RECOGNITION

The Company currently has no source of revenue, however, if and when such revenues can be generated again, we will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of our products are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company currently has no sales and no performance obligations. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

G) FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements.” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2020 and December 31, 2019.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3
Marketable Securities – 2020	$28,177	$-0-	$-0-
Marketable Securities – 2019	$44,044	$-0-	$-0-

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

	For the Three Months Ended
	June 30,
	2020	2019
Loss (numerator)	$(352,638)	$(499,284)
Shares (denominator)	206,544,709	170,777,990
Basic and diluted loss per share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2020	2019
Loss (numerator)	$(637,484)	$(767,095)
Shares (denominator)	205,911,350	170,777,990
Basic and diluted loss per share	$(0.00)	$(0.00)

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

June 30, 2020

J) Marketable Securities

The Company purchases marketable securities and engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest and dividends are included in net Interest Income.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable-Related Party

The Company is indebted to the officers of the Company for unpaid wages, expenses and cash advances from current and previous years that were converted into Notes. Various Directors and Shareholders have also advanced funds to the Company to support operations. The balances at June 30, 2020 and December 31, 2019 for Related Party Notes Payable are $3,540,405 and $3,540,405, respectively. Accrued interest on the related party notes at June 30, 2020 and December 31, 2019 total $387,321 and $298,796, respectively

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mr. Reichman agreed to consolidate accrued wages, auto allowance and cash advances into a long-term Note Payable with a term date of July 15, 2021. At December 30, 2019 the Company executed a Note for $2,016,672 which consisted of cash advances of $400,223, accrued wages of $1,500,000 and auto allowances of $116,449. The total Notes due to Mr. Reichman at June 30, 2020 and December 31, 2019 is $2,437,717 and $2,437,717, respectively. All Mr. Reichman’s Notes bear interest at 5%, are unsecured, and have been extended through July 15, 2021. Accrued interest on Mr. Reichman’s Notes are $224,196 and $163,254 at June 30, 2020 and December 31, 2019, respectively.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mrs. Griffin agreed to consolidate accrued wages and expenses into a long-term Note Payable with a term date of July 15, 2021. At December 30, 2019, the Company executed a Note for $563,000 which consisted of expenses of $16,000 and accrued wages of $547,000. The total Notes due to Mrs. Griffin at June 30, 2020 and December 31, 2019 is $769,670 and $769,670, respectively. All Mrs. Griffin’s Notes bear interest at 5%, are unsecured, and have been extended through July 15, 2021. Accrued interest on Mrs. Griffin’s Notes are $86,410 and $56,834 at June 30, 2020 and December 31, 2019, respectively.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at June 30, 2020 and December 31, 2019 is $11,079 and $10,319, respectively.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at June 30, 2020 and December 31, 2019 is $13,067 and $12,137, respectively.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at June 30, 2020 and December 31, 2019 is $11,563 and $10,617, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at June 30, 2020 and December 31, 2019 is $10,517 and $9,471, respectively.

On February 28, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. Accrued interest at June 30, 2020 and December 31, 2019 is $2,200 and $2,050, respectively.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. $7,924 was paid on December 31, 2019, leaving a balance of $72,076. Unpaid accrued interest at June 30, 2020 and December 31, 2019 is $2,162 and $0, respectively.

On March 6, March 16, March 25, June 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $49,200, which was paid down to $0 at December 31, 2019 interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at June 30, 2020 and December 31, 2019 is $0 and $0, respectively.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust and shareholder whose Trustee is our CEO, in the total amount of $2,500, which was paid down to $0 at December 31, 2019 interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at June 30, 2020 and December 31, 2019 is $0 and $0, respectively,

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an Trust and shareholder, whose Trustee is our CEO, in the total amount of $83,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. Accrued interest at June 30, 2020 and December 31, 2019 is $9,450 and $8,778, respectively.

On January 22, 2014, the Company executed a note agreement with a Trust and shareholder, whose Trustee is our CEO, in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. Accrued interest at December 31, 2019 and 2018 is $5,409 and $4,989, respectively.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with a Trust and shareholder whose Trustee is our CEO, in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. Accrued interest at June 30, 2020 and December 31, 2019 is $9,169 and $8,448, respectively.

On October 10, 2014, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. Accrued interest at June 30,2020 and December 31, 2019 is $1,717 and $1,567, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on July 15, 2021. Accrued interest at June 30, 2020 and December 31, 2019 is $382 and $0, respectively.

(b) Additional detail to all Notes Payable-Related Party is as follows:

2020	2019	Interest	Year-to-Date Interest Expense
Principal	Principal	Rate	6/30/2020	6/30/2019	Maturity
$2,016,672	$2,016,672	5.00%	$50,416	$-	7/15/21
563,000	563,000	5.00%	14,076	-	7/15/21
409,920	409,920	5.00%	10,248	10,248	7/15/21
11,125	11,125	5.00%	278	278	7/15/21
200,000	200,000	5.00%	5,000	5,000	7/15/21
6,670	6,670	5.00%	166	166	7/15/21
19,000	19,000	8.00%	760	760	7/15/21
31,000	31,000	6.00%	780	780	7/15/21
31,500	31,500	6.00%	946	946	7/15/21
34,800	34,800	6.00%	1,044	1,044	7/15/21
5,000	5,000	6.00%	150	150	7/15/21
72,076	80,000	6.00%	2,400	2,400	7/15/21
-	-	6.00%	-	1,476	N/A
-	-	6.00%	-	74	N/A
83,877	83,877	6.00%	670	670	7/15/21
14,000	14,000	6.00%	420	420	7/15/21
24,000	24,000	6.00%	720	720	7/15/21
5,000	5,000	6.00%	150	150	7/15/21
12,765	12,765	6.00%	382	-	7/15/21

$3,540,405	$3,540,405		$88,606	$25,282

Accrued interest on these notes in the aggregate totaled $387,321 and $298,796 at June 30, 2020 and December 31, 2019, respectively.

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The balance of advances made by Mr. Reichman at December 30, 2019 in the amount of $400,223, were consolidated with other amounts due Mr. Reichman, and a Note Payable was issued in its stead. The payables and cash advances are unsecured, due on demand and do not bear interest. During the six months ended June 30, 2020 and 2019, Mr. Reichman advanced $89,943 and $69,038, respectively, to the Company and was repaid $0 and $49,396, respectively. At June 30, 2020 and December 31, 2019, the amounts Due to Officers and Directors for cash advances and expenses are $89,943 and $0, respectively.

Accrued wages

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the three and six months ended June 30, 2020 and 2019. The accrued wages for the three months ended June 30, 2020 and 2019 are $170,000, respectively, and the accrued wages for the six months ended June 30, 2020 and 2019 are $340,000, respectively. The balance of accrued wages due to the officers at June 30, 2020 and December 31, 2019, are $340,000 and $0, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

NOTE 4 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At June 30, 2020 and December 31, 2019, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at June 30, 2020 and December 31, 2019 are $327,984 and $310,307, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a Company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default. Accrued interest at June 30, 2020 and December 31, 2019 is $20,340 and $19,800, respectively.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at June 30, 2020 and December 31, 2019 is $31,399 and $30,499, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at June 30, 2020 and December 31, 2019 is $26,465 and $25,839, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at June 30, 2020 and December 31, 2019 is $50,887 and $49,487, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest at June 30, 2020 and December 31, 2019 is $136,198 and $126,489, respectively.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements, but the note is in default. Interest expense in the amount of $3,360 has been imputed for this note for the three months ended June 30, 2020 and 2019, respectively, with an offsetting entry to Paid in Capital.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest at June 30, 2020 and December 31, 2019 is $11,559 and $10,735, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur and this note is in default. Accrued interest at June 30, 2020 and December 31, 2019 is $35,068 and $32,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur and this note is in default. Accrued interest at June 30, 2020 and December 31, 2019 is $11,482 and $10,664, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018 and is in default. Accrued interest at June 30, 2020 and December 31, 2019 is $1,892 and $1,742, respectively.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018 and is in default. Accrued interest at June 30, 2020 and December 31, 2019 is $2,694 and $2,484, respectively.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

2020	2019	Interest	Year-to-Date Interest Expense
Principal	Principal	Rate	6/30/2020	6/30/2019	Maturity
$32,960	32,960	5.00%	824	824	10/5/18
32,746	32,746	5.00%	818	818	10/5/18
5,000	5,000	6.00%	150	150	10/5/18
100,000	100,000	5.00%	2,500	2,500	10/5/18
7,000	7,000	6.00%	210	210	10/5/18
388,376	388,376	5.00%	9,710	9,710	10/5/18
192,000	192,000	0%	6,720	6,720	10/5/18
18,000	18,000	6.00%	540	540	9/1/2002
30,000	30,000	6.00%	900	900	9/12/2002
25,000	25,000	5.00%	626	626	8/31/2000
40,000	40,000	7.00%	1,400	1,400	7/10/2002

$871,082	$871,082		$24,398	$24,398

At June 30, 2020 and December 31, 2019, accrued interest on the outstanding notes payable were $327,984 and $310,307, respectively and related party notes was $387,321 and $298,796, respectively. Interest expense on the outstanding notes amounted to $113,004 and $49,680 for the six months ended June 30, 2020 and 2019, including the imputed interest discussed above.

NOTE 5 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2020 and 2019, the Company issue 4,540,000 with a fair market value of $92,301 and 5,000,000 shares with a fair market value of $262,500, respectively, for services rendered.

On May 18, 2020, the Company cancelled the 4,668,530 shares issued to the shareholders of ARUR, pursuant to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR (see legal actions). These shares were cancelled and returned to Treasury.

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

OTHER

During the six months ended June 30, 2020 and 2019, the Company recorded imputed interest on a non-interest-bearing note in the amount of $6,720 and $6,720, respectively, as an increase in paid in capital.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2020

NOTE 6 - LEGAL ACTIONS

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American Resource Technologies, Inc., (ARUR) and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, Docket No. 17-CV-0698. The case was subsequently withdrawn due to the close of ARUR operations. On May 18, 2020, the Company’s transfer agent cancelled the shares issued to the shareholders of ARUR, and returned them to Treasury.

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. The original acquisition agreement and rescission was recorded on the Company’s books in 2016, however the physical share certificates were not returned to the Company. During the fourth quarter of 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock, which was issued in good faith to GoFun in anticipation of a final stock exchange. The stock was returned to the Company’s treasury and cancelled.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted no events requiring disclosure.

NOTE 8 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The financial statements for the three and six months ended June 30, 2019 have been restated due to an error in reporting the adoption of ASC 321, effective January 1, 2018, which requires unrealized gains and losses from marketable securities to be recorded in earnings, however, the Company erroneously recorded unrealized losses on marketable securities in the June 30, 2019 10-Q in other accumulated comprehensive income, an equity account. For comparability purposes, some reclassifications have also been made. The impact of the Restatement is as follows at June 30, 2019:

	Three Months Ended June 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
General and administrative	470,497	(170,000)	300,497
Compensation and professional fees	28,193	170,000	198,193
Gain on marketable securities	-	26,306	26,307
Interest expense	(26,356)	(544)	(26,900)
Total Other Income (Expense)	(26,356)	25,762	(594)
Loss Before Income Taxes	(525,046)	25,762	(499,284)
Net Loss	(525,046)	25,762	(499,284)
Other Comprehensive Income (Loss)	26,308	(26,308)	-

	Six Months Ended June 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
General and administrative	717,815	(340,000)	377,815
Compensation and professional fees	58,102	340,000	398,102
Gain on marketable securities	-	61,921	61,921
Total Other Income (Expense)	(53,099)	61,921	8,822
Loss Before Income Taxes	(829,016)	61,921	(767,095)
Net Loss	(829,016)	61,921	(767,095)
Other Comprehensive Income (Loss)	61,923	(61,923)	-

	Period Ended June 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Marketable securities	193,043	51,832	244,875
Total Current Assets	196,862	51,832	248,694
Investments	51,832	(51,832)	-
Unearned ESOP shares	(3,413,600)	3,413,600	-
Accumulated other comprehensive income	165,907	(165,907)	-
Accumulated (Deficit)	(163,715,270)	(3,247,693)	(166,962,963)

	Six Months Ended June 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flows Data:
Net loss	(829,016)	61,921	(767,095)
Gain loss on marketable securities	-	(61,921)	(61,921)

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

i)	insufficient revenues to cover operating costs; and

Overview of Business

Global Tech Industries Group, Inc. (“Global Tech,” “GTII,” “we,” “our,” “us,” “the Company,” “management”) is a Nevada corporation which has been operating under several different names since 1980.

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

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 4,668,530 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $0.11 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset. On September 2015, the Chautauqua County Court decided that American Resource Technologies Inc management and Board of Directors improperly acted and rendered the original Agreement a nullity. During 2019, the Company removed additional obligations related to the ARUR acquisition and settled legal fees due. The Company cancelled the 4,668,530 shares issued to the shareholder of ARUR effective May 18, 2020, and returned the shares to Treasury.

The Company currently has investing operations through TTII Strategic Acquisitions and Equity Group, Inc., wherein the Company holds various Marketable Securities, however the amounts of investments are minimal as of June 30, 2020. The Company is also involved in various merger and acquisition activities, and is currently negotiating opportunities that are expected to bring operating revenues to the Company. The Company continues to seek opportunities to utilize its intellectual properties and relationships with our valued business associates.

Employees

As of August 12, 2020 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019:

We realized revenues of $0 during the three months ended June 30, 2020 and 2019. Our general operating expenses decreased from $498,690 in 2019 to $306,043 in 2020. The decrease was primarily the result of decreases in travel expenses. Due to the Coronavirus, the Company executives travelled less during the second quarter 2020, due to certain restrictions.

Our net loss decreased by $146,646 from $(499,284) in 2019 to a loss of $(352,638) in 2020. The primary reason for this decrease was the decreased travel expenses. There was also an increase in interest expense due to the new notes to the officers and a decrease in gains on securities values. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

Results of Operations for the Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019:

We realized revenues of $0 during the six months ended June 30, 2020 and 2019. Our general operating expenses decreased from $775,917 in 2019 to $506,908 in 2020. The decrease was primarily the result of decreases in travel expenses. Due to the Coronavirus, the Company executives travelled less during the first half of 2020, due to certain restrictions.

Our net loss decreased by $129,611 from $(767,095) in 2019 to a loss of $(637,484) in 2020. The primary reason for this decrease was the significant decrease in travel and general and administrative expenses due to the Coronavirus pandemic. There was also an increase in interest expense due to the new notes to the officers, and less gains from securities values. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2020 we had cash on hand of $1,363 compared to $1,435 at December 31, 2019. Cash used by our operations of $(90,015) in 2020 compared to cash used of $(23,641) in 2019. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. In the first six months of 2020 our CEO advance $89,943 as compared to a net cash advance of $19,642 during 2019. We anticipate that we will continue to have a negative cash flow from operations for 2020. We do not have sufficient cash on hand at June 30, 2020 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the six months ended June 30, 2020, the Company’s working capital deficit decreased from $(2,166,033) to $(2,704,496), a decrease of 25%, due to the increase in accrued wages and accrued interest.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,704,496) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

There are no new contractual obligations for the quarter ended June 30, 2020.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of June 30, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American Resource Technologies, Inc., (ARUR) and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, Docket No. 17-CV-0698. The case was subsequently withdrawn due to the close of ARUR operations. On May 18, 2020, the Company cancelled the 4,668,530 shares issued to the shareholders of ARUR and returned the shares to Treasury.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of common stock sold for cash during the six months ended June 30, 2020.

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

Dated: August 14, 2020	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ Frank Benintendo
Frank Benintendo, Acting Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Frank Benintendo	Dated: August 14, 2020
Frank Benintendo, Acting Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 14, 2020
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 14, 2020
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: August 14, 2020
Donald Gilbert, Director

