Form 10-Q
period 2020-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2020-11-17
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

September 30, 2020

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

As of November 16, 2020 the number of shares outstanding of the registrant’s class of common stock was 207,149,460.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,470	$1,435
Marketable securities	43,000	44,044

Total Current Assets	44,470	45,479

TOTAL ASSETS	$44,470	$45,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$739,926	$731,327
Accrued wages-related party	510,000	-
Accrued interest payable	336,824	310,307
Accrued interest payable-related party	434,347	298,796
Notes payable in default	871,082	871,082
Due to officers and directors	104,981	-

Total Current Liabilities	2,997,160	2,211,512

LONG-TERM LIABILITIES

Notes payable related party	3,540,405	3,540,405

Total Long-Term Liabilities	3,540,405	3,540,405

Total Liabilities	6,537,565	5,751,917

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 207,149,460 and 205,277,990 issued and outstanding, respectively	207,150	205,278
Additional paid-in-capital	161,879,245	161,712,986
Accumulated deficit	(168,579,491)	(167,624,703)

Total Stockholders’ Deficit	(6,493,095)	(5,706,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,470	$45,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
		(as restated)		(as restated)

REVENUES, net	8,500	-	8,500	-

OPERATING EXPENSES

General and administrative	24,296	71,805	105,964	449,620
Compensation and professional fees	255,750	173,063	680,990	535,552

Total Operating Expenses	280,046	244,868	786,954	985,172

OPERATING LOSS	(271,546)	(244,868)	(778,454)	(985,172)

OTHER INCOME (EXPENSES)

Gain - (loss) on marketable securities	14,966	20,696	(901)	47,004
Interest expense	(60,724)	(26,933)	(175,433)	(80,032)

Total Other Income (Expenses)	(45,758)	(6,237)	(176,334)	(33,028)

LOSS BEFORE INCOME TAXES	(317,304)	(251,105)	(954,788)	(1,018,200)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(317,304)	$(251,105)	$(954,788)	$(1,018,200)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	205,377,721	175,777,990	205,732,175	172,481,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	1,000	$1	170,777,990	$170,778	$160,739,496	$(166,195,868)	$(5,285,593)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2019 (as restated)						(267,811)	(267,811)

Balance, March 31, 2019 (as restated)	1,000	$1	170,777,990	$170,778	$160,742,856	$(166,463,679)	$(5,550,044)

Imputed interest – loan					3,360		3,360

Shares issued for services			5,000,000	5,000	257,500		262,500

Net loss for the three months ended June 30, 2019 (as restated)						(499,284)	(499,284)

Balance, June 30, 2019 (as restated)	1,000	$1	175,777,990	$175,778	$161,003,716	$(166,962,963)	$(5,783,468)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended September 30, 2019 (as restated)						(251,105)	(251,105)

Balance, September 30, 2019 (as restated)	1,000	$1	175,777,990	$175,778	$161,007,076	$(167,214,068)	$(6,031,213)

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2020						(284,846)	(284,846)

Balance, March 31, 2020	1,000	$1	205,277,990	$205,278	$161,716,346	$(167,909,549)	$(5,987,924)

Imputed interest – loan					3,360		3,360

Shares issued for services			4,540,000	4,540	87,761		92,301

Share cancellation from ARUR acquisition rescission			(4,668,530)	(4,668)	4,668		-

Net loss for the three months ended June 30, 2020						(352,638)	(352,638)

Balance, June 30, 2020	1,000	$1	205,149,460	$205,150	$161,812,135	$(168,262,187)	$(6,244,901)

Imputed interest – loan					3,360		3,360

Shares issued for services			2,000,000	2,000	63,750		65,750

Net loss for the three months ended September 30, 2020						(317,304)	(317,304)

Balance, September 30, 2020	1,000	$1	207,149,460	$207,150	$161,879,245	$(168,579,491)	$(6,493,095)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2020	2019
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(954,788)	(1,018,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	158,050	262,500
Imputed interest on loan	10,080	10,080
(Gain) loss on marketable securities	901	(47,004)
Change in operating assets and liabilities
Increase in related party accruals	135,551	69,038
Increase in accounts payable and accrued expenses	545,117	705,249

Net Cash Used in Operating Activities	(105,089)	(18,337)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	143	-

Net Cash Provided by Investing Activities	143	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid to related party loans	-	(56,200)
Cash received from related party loans	104,981	69,038

Net Cash Provided by Financing Activities	104,981	12,838

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35	(5,499)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,435	7,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,470	$2,320

SUPPLEMENTAL DISCLOSURES:

Non-Cash Investing/Financing Activities:
Cancelation of ARUR acquisition shares (net)	$-	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020, and for all periods presented herein, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

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

September 30, 2020

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At September 30, 2020 and December 31, 2019, no excess cash balances existed. There were no cash equivalents at September 30, 2020 and December 31, 2019.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

E) REVENUE RECOGNITION

The Company currently has minimal revenue from consulting services and recognizes revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company currently has minimal consulting sales with performance obligations of hours expended on various projects with our customers. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

September 30, 2020

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2020 and December 31, 2019.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3
Marketable Securities – 2020	$43,000	$-0-	$-0-
Marketable Securities – 2019	$44,044	$-0-	$-0-

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

	For the Three Months Ended
	September 30,
	2020	2019
Loss (numerator)	$(317,304)	$(251,105)
Shares (denominator)	205,377,721	175,777,990
Basic and diluted loss per share	$(0.00)	$(0.00)

	For the Nine Months Ended
	September 30,
	2020	2019
Loss (numerator)	$(954,788)	$(1,018,200)
Shares (denominator)	205,732,175	172,481,694
Basic and diluted loss per share	$(0.01)	$(0.01)

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

September 30, 2020

J) Marketable Securities

The Company purchases marketable securities and engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest and dividends are included in net Interest Income.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Payable-Related Party

The Company is indebted to the officers of the Company for unpaid wages, expenses and cash advances from current and previous years that were converted into Notes. Various Directors and Shareholders have also advanced funds to the Company to support operations. The balances at September 30, 2020 and December 31, 2019 for Related Party Notes Payable are $3,540,405 and $3,540,405, respectively. Accrued interest on the related party notes at September 30, 2020 and December 31, 2019 total $434,347 and $298,796, respectively

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mr. Reichman agreed to consolidate accrued wages, auto allowance and cash advances into a long-term Note Payable with a term date of December 31, 2022. At December 30, 2019 the Company executed a Note for $2,016,672 which consisted of cash advances of $400,223, accrued wages of $1,500,000 and auto allowances of $116,449. The total Notes due to Mr. Reichman at September 30, 2020 and December 31, 2019 is $2,437,717 and $2,437,717, respectively. All Mr. Reichman’s Notes bear interest at 5%, are unsecured, and have been extended through December 31, 2022. Accrued interest on Mr. Reichman’s Notes are $254,667 and $163,254 at September 30, 2020 and December 31, 2019, respectively.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mrs. Griffin agreed to consolidate accrued wages and expenses into a long-term Note Payable with a term date of December 31, 2022. At December 30, 2019, the Company executed a Note for $563,000 which consisted of expenses of $16,000 and accrued wages of $547,000. The total Notes due to Mrs. Griffin at September 30, 2020 and December 31, 2019 is $769,670 and $769,670, respectively. All Mrs. Griffin’s Notes bear interest at 5%, are unsecured, and have been extended through December 31, 2022. Accrued interest on Mrs. Griffin’s Notes are $96,031 and $56,834 at September 30, 2020 and December 31, 2019, respectively.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to December 31, 2022. Accrued interest at September 30, 2020 and December 31, 2019 is $11,459 and $10,319, respectively.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to December 31, 2022. Accrued interest at September 30, 2020 and December 31, 2019 is $13,532 and $12,137, respectively.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to December 31, 2022. Accrued interest at September 30, 2020 and December 31, 2019 is $12,035 and $10,617, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to December 31, 2022. Accrued interest at September 30, 2020 and December 31, 2019 is $11,037 and $9,471, respectively.

On February 28, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to December 31, 2022. Accrued interest at September 30, 2020 and December 31, 2019 is $2,275 and $2,050, respectively.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. $7,924 was paid on December 31, 2019, leaving a balance of $72,076. Unpaid accrued interest at September 30, 2020 and December 31, 2019 is $3,243 and $0, respectively.

On March 6, March 16, March 25, September 30, August 12, September 10, September 14, October 8, October 14, November 30, December 3, December 7, 2015, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $49,200, which was paid down to $0 at December 31, 2019 interest accrues at 6% per annum, unsecured, due after 12 months of execution (2016). Accrued interest at September 30, 2020 and December 31, 2019 is $0 and $0, respectively.

On September 23, and November 10, 2014, the Company executed a note payable to a Trust and shareholder whose Trustee is our CEO, in the total amount of $2,500, which was paid down to $0 at December 31, 2019 interest accrues at 6% per annum, unsecured, due after 8 months of execution (2015). Accrued interest at September 30, 2020 and December 31, 2019 is $0 and $0, respectively,

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an Trust and shareholder, whose Trustee is our CEO, in the total amount of $83,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to December 31, 2022. Accrued interest at September 30, 2020 and December 31, 2019 is $12,555 and $8,780, respectively.

On January 22, 2014, the Company executed a note agreement with a Trust and shareholder, whose Trustee is our CEO, in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to December 31, 2022. Accrued interest at December 31, 2020 and 2019 is $5,619 and $4,989, respectively.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with a Trust and shareholder whose Trustee is our CEO, in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to December 31, 2022. Accrued interest at September 30, 2020 and December 31, 2019 is $9,528 and $8,448, respectively.

On October 10, 2014, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to December 31, 2022. Accrued interest at September 30,2020 and December 31, 2019 is $1,792 and $1,567, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on December 31, 2022. Accrued interest at September 30, 2020 and December 31, 2019 is $574 and $0, respectively.

(b) Additional detail to all Notes Payable-Related Party is as follows:

2020	2019	Interest	Year-to-Date Interest Expense
Principal	Principal	Rate	9/30/2020	9/30/2019	Maturity
$2,016,672	$2,016,672	5.00%	$75,624	$-	12/31/22
563,000	563,000	5.00%	21,114	-	12/31/22
409,920	409,920	5.00%	15,372	15,372	12/31/22
11,125	11,125	5.00%	417	417	12/31/22
200,000	200,000	5.00%	7,500	7,500	12/31/22
6,670	6,670	5.00%	249	249	12/31/22
19,000	19,000	8.00%	1,140	1,140	12/31/22
31,000	31,000	6.00%	1,395	1,395	12/31/22
31,500	31,500	6.00%	1,419	1,419	12/31/22
34,800	34,800	6.00%	1,566	1,566	12/31/22
5,000	5,000	6.00%	225	225	12/31/22
72,076	80,000	6.00%	3,243	3,600	12/31/22
-	-	6.00%	-	2,214	N/A
-	-	6.00%	-	111	N/A
83,877	83,877	6.00%	3,776	3,774	12/31/22
14,000	14,000	6.00%	630	630	12/31/22
24,000	24,000	6.00%	1,080	1,080	12/31/22
5,000	5,000	6.00%	225	225	12/31/22
12,765	12,765	6.00%	576	-	12/31/22

$3,540,405	$3,540,405		$135,551	$40,917

Accrued interest on these notes in the aggregate totaled $434,347 and $298,796 at September 30, 2020 and December 31, 2019, respectively.

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The balance of advances made by Mr. Reichman at December 30, 2019 in the amount of $400,223, were consolidated with other amounts due Mr. Reichman, and a Note Payable was issued in its stead. The payables and cash advances are unsecured, due on demand and do not bear interest. During the nine months ended September 30, 2020 and 2019, Mr. Reichman advanced $104,981 and $69,038, respectively, to the Company and was repaid $0 and $56,200, respectively. At September 30, 2020 and December 31, 2019, the amounts Due to Officers and Directors for cash advances and expenses are $104,981 and $0, respectively.

Accrued wages

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the three and nine months ended September 30, 2020 and 2019. The accrued wages for the three months ended September 30, 2020 and 2019 are $170,000, respectively, and the accrued wages for the nine months ended September 30, 2020 and 2019 are $510,000, respectively. The balance of accrued wages due to the officers at September 30, 2020 and December 31, 2019, are $510,000 and $0, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

NOTE 4 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At September 30, 2020 and December 31, 2019, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at September 30, 2020 and December 31, 2019 are $336,824 and $310,307, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a Company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default. Accrued interest at September 30, 2020 and December 31, 2019 is $20,610 and $19,800, respectively.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at September 30, 2020 and December 31, 2019 is $31,849 and $30,499, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at September 30, 2020 and December 31, 2019 is $26,778 and $25,839, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at September 30, 2020 and December 31, 2019 is $51,587 and $49,487, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest at September 30, 2020 and December 31, 2019 is $141,054 and $126,489, respectively.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements, but the note is in default. Interest expense in the amount of $3,360 has been imputed for this note for the three months ended September 30, 2020 and 2019, respectively, with an offsetting entry to Paid in Capital.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest at September 30, 2020 and December 31, 2019 is $11,971 and $10,735, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur and this note is in default. Accrued interest at September 30, 2020 and December 31, 2019 is $36,318 and $32,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur and this note is in default. Accrued interest at September 30, 2020 and December 31, 2019 is $11,891 and $10,664, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018 and is in default. Accrued interest at September 30, 2020 and December 31, 2019 is $1,967 and $1,742, respectively.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018 and is in default. Accrued interest at September 30, 2020 and December 31, 2019 is $2,799 and $2,484, respectively.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

2020	2019	Interest	Year-to-Date Interest Expense
Principal	Principal	Rate	9/30/2020	9/30/2019	Maturity
$32,960	32,960	5.00%	1,236	1,236	10/5/18
32,746	32,746	5.00%	1,227	1,227	10/5/18
5,000	5,000	6.00%	225	225	10/5/18
100,000	100,000	5.00%	3,750	3,750	10/5/18
7,000	7,000	6.00%	315	315	10/5/18
388,376	388,376	5.00%	14,565	14,565	10/5/18
192,000	192,000	0%	10,080	10,080	10/5/18
18,000	18,000	6.00%	810	810	9/1/2002
30,000	30,000	6.00%	1,350	1,350	9/12/2002
25,000	25,000	5.00%	939	939	8/31/2000
40,000	40,000	7.00%	2,100	2,100	7/10/2002

$871,082	$871,082		$36,597	$36,597

At September 30, 2020 and December 31, 2019, accrued interest on the outstanding notes payable were $336,824 and $310,307, respectively and related party notes was $434,346 and $298,796, respectively. Interest expense on the outstanding notes amounted to $162,068 and $49,680 for the nine months ended September 30, 2020 and 2019, including the imputed interest discussed above.

NOTE 5 - STOCKHOLDERS’ DEFICIT

ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2020 and 2019, the Company issue 6,540,000 with a fair market value of $158,050 and 5,000,000 shares with a fair market value of $262,500, respectively, for services rendered.

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

OTHER

During the nine months ended September 30, 2020 and 2019, the Company recorded imputed interest on a non-interest-bearing note in the amount of $10,080 and $10,080, respectively, as an increase in paid in capital.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

September 30, 2020

NOTE 8 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The financial statements for the three and nine months ended September 30, 2019 have been restated due to an error in reporting the adoption of ASC 321, effective January 1, 2018, which requires unrealized gains and losses from marketable securities to be recorded in earnings, however, the Company erroneously recorded unrealized losses on marketable securities in the September 30, 2019 10-Q in other accumulated comprehensive income, an equity account. For comparability purposes, some reclassifications have also been made, or expenses added that were previously missed. The impact of the Restatement is as follows at September 30, 2019:

	Three Months Ended September 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
General and administrative	216,885	(145,080)	71,805
Compensation and professional fees	22,279	150,784	173,063
Total Operating Expenses	(239,164)	(5,704)	(244,868)
Gain on marketable securities	-	20,696	20,696

Total Other Income (Expense)	(26,933)	20,696	(6,237)
Loss Before Income Taxes	(266,097)	14,992	(251,105)
Net Loss	(266,097)	14,992	(251,105)
Other Comprehensive Income (Loss)	20,697	(20,697)	-

	Nine Months Ended September 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Statement of Operations Data:
General and administrative	934,700	(485,080)	449,620
Compensation and professional fees	50,472	485,080	535,552
Gain on marketable securities	-	47,004	47,004
Total Other Income (Expense)	(80,032)	47,004	(33,028)
Loss Before Income Taxes	(1,065,204)	47,004	(1,018,200)
Net Loss	(1,065,204)	47,004	(1,018,200)
Other Comprehensive Income (Loss)	47,005	(47,005)	-

	Period Ended September 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Marketable securities	178,125	51,832	229,957
Total Current Assets	180,444	51,832	232,276
Investments	51,832	(51,832)	-
Unearned ESOP shares	(3,413,600)	3,413,600	-
Accumulated other comprehensive income	150,989	(150,989)	-
Accumulated (Deficit)	(163,951,458)	(3,262,611)	(167,214,069)

	Nine Months Ended September 30, 2019
	As Previously
	Reported	Adjustment	As Restated
Cash Flows Data:
Net loss	(1,065,204)	47,004	(1,018,200)
Gain loss on marketable securities	-	(47,004)	(47,004)

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

The Company currently has investing operations through TTII Strategic Acquisitions and Equity Group, Inc., wherein the Company holds various Marketable Securities, however the amounts of investments are minimal as of September 30, 2020. The Company is also involved in various merger and acquisition activities, and is currently negotiating opportunities that are expected to bring operating revenues to the Company. The Company continues to seek opportunities to utilize its intellectual properties and relationships with our valued business associates.

Employees

As of November 12, 2020 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019:

We realized revenues of $8,500 and $0 during the three months ended September 30, 2020 and 2019. Our CEO generated consulting service revenue during the quarter, and this revenue stream may or may not continue in the future. Our general operating expenses increased from $244,868 in 2019 to $280,046 in 2020. The increase was primarily the result of an increase in professional fees and a decrease in travel expenses. Due to the Coronavirus, the Company executives travelled less during the third quarter 2020, due to certain restrictions.

Our net loss increased by $66,199 from $(251,105) in 2019 to a loss of $(317,304) in 2020. The primary reason for this increase was the increase in interest expense due to the new notes to the officers at the end of 2019, and professional fees. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019:

We realized revenues of $8,500 and $0 during the nine months ended September 30, 2020 and 2019. Our CEO generated consulting service revenue during the 3rd quarter 2020, and this revenue stream may or may not continue in the future. Our general operating expenses decreased from $985,172 in 2019 to $786,954 in 2020. The decrease was primarily the result of decreases in consulting and professional fees incurred, and paid with shares of the company’s common stock. There was also a decrease in travel expenses due to the Coronavirus travel restrictions.

Our net loss decreased by $63,412 from $(1,018,200) in 2019 to a loss of $(954,788) in 2020. The primary reason for this decrease was the decrease in travel and general and administrative expenses due to the Coronavirus pandemic, and the decrease is professional service fees. There was also an increase in interest expense due to the new notes to the officers, and less gains from marketable securities. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020 we had cash on hand of $1,470 compared to $1,435 at December 31, 2019. Cash used by our operations of $(105,089) in 2020 compared to cash used of $(18,337) in 2019. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. In the first nine months of 2020 our CEO advance $104,981 as compared to a net cash advance of $12,838 during 2019. We anticipate that we will continue to have a negative cash flow from operations for 2020. We do not have sufficient cash on hand at September 30, 2020 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, or engaging in other operations.

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

During the nine months ended September 30, 2020, the Company’s working capital deficit decreased from $(2,166,033) to $(2,952,691), a decrease of 36%, due to the increase in accrued wages and accrued interest.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to find other operating activities, and as necessary, raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,952,691) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

There are no new contractual obligations for the quarter ended September 30, 2020.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of September 30, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of common stock sold for cash during the nine months ended September 30, 2020.

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

Dated: November 12, 2020	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 12, 2020
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 12, 2020
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 12, 2020
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: November 12, 2020
Donald Gilbert, Director

