Form 10-K
period 2020-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2021-04-09
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $2,645,844 as of June 30, 2020 (computed by reference to the last sale price of a share of the registrant’s common stock the last day of the registrant’s second fiscal quarter as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 245,148,005 shares outstanding of the registrant’s common stock as of March 29, 2021.

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

The Company currently has investing operations through TTII Strategic Acquisitions and Equity Group, Inc., wherein the Company holds various Marketable Securities, however the amounts of investments are minimal as of December 31, 2020. The Company is also involved in various merger and acquisition activities, and is currently negotiating opportunities that are expected to bring operating revenues to the Company, (see subsequent events). The Company continues to seek opportunities to utilize its intellectual properties and relationships with our valued business associates.

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

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 4,668,530 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $0.11 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities, and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired and no value was recorded for this asset. On September 2015, the Chautauqua County Court decided that American Resource Technologies Inc management and Board of Directors improperly acted and rendered the original Agreement a nullity. During 2019, the Company removed additional obligations related to the ARUR acquisition and settled legal fees due. During the 2nd quarter 2020, the Company was successful in recalling the 4,668,530 shares and cancelling them from the shareholders list.

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

Employees

As of December 31, 2020, the Company employed two people. Both employees are in executive positions.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from customers, if any.

ITEM 2. PROPERTIES

Currently, GTII does not lease, rent or own any property, other than its office which acts only as a mail receipt center.

ITEM 3. LEGAL PROCEEDINGS

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action commenced in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Global Tech Industries Group, Inc. and TTII oil & Gas, Inc. In February 2017, the Chautauqua Court ruled that the acquisition agreement be nullified. During 2019, all assets and liabilities were removed from the companies’ books including an asset retirement obligation of $101,250 that was associated with the oil and gas property. No other monetary claims have been asserted against GTII or TTII Oil & Gas, Inc

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American Resource Technologies, Inc., (ARUR) and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, Docket No. 17-CV-0698. The case was subsequently withdrawn due to the close of ARUR operations. .. During the 2nd quarter 2020, the Company was successful in recalling the 4,668,530 shares and cancelling them from the shareholders list.

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

ITEM 4. Mine Safety

N/A

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

GTII’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board. (“OTCQB”) under the symbol “GTII.” Prior to 2010, there was limited trading of GTII’s common stock. The following table sets forth high and low sales prices of GTII common stock for each fiscal quarter for the last two fiscal years as reported by the OTC Markets., based on closing prices. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Year Ended December 31, 2020	High	Low
First Quarter ended March 31, 2019	$0.15	$0.09
Second Quarter ended June 30, 2019	$0.17	$0.05
Third Quarter ended September 30, 2019	$0.06	$0.03
Fourth Quarter ended December 31, 2019	$0.05	$0.02

First Quarter ended March 31, 2020	$0.038	$0.017
Second Quarter ended June 30, 2020	$0.027	$0.014
Third Quarter ended September 30, 2020	$0.052	$0.013
Fourth Quarter ended December 31, 2020	$0.139	$0.038

As of March 29, 2021, there were approximately 308 record holders of GTII common stock, not including shares held in “street name” in brokerage accounts. As of March 29, 2020, there were approximately 245,148,005 shares of GTII’s common stock issued and outstanding on record.

Dividends

GTII has not declared or paid any cash dividends on its common stock.

Transfer Agent and Registrar

The transfer agent and registrar for GTII’s common stock is Liberty Stock Transfer, Inc. The Company email address is: 1041 Highway 36, Suite 310, Atlantic Highlands, NJ 07716 and the phone number is (732) 372-0707.

Repurchases of Our Securities

None of the shares of our common stock were repurchased by the Company during the fiscal year ended December 31, 2020.

Sales of Our Unregistered Securities during 2020 Not Previously Disclosed

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

PLAN OF OPERATIONS

With the suspension of the Company’s oil operation, and the legal ruling that the oil properties were no longer the property of GTII, the Company has sought other potential business opportunities. Subsequent to December 31, 2020, the Company has acquired two companies with operating activities which will assist to support its administrative expenses and to enable the Company to earn profits and achieve positive cash flow. The operations of our acquisitions are in the purchasing and selling of precious metal, specifically purchasing gold internationally and selling from our facilities in Dubai. Our other acquisition is in the family eye care industry, which includes exams and production of eye wear.

This plan is totally dependent on the Chairman, David Reichman’s continued support, as well as our ability to raise capital. Execution of the business plan is subject to this constraint as well as the finding of sufficient funding.

RESULTS OF OPERATIONS

During the 2020 year, we generated revenues of $8,500, compared to $0 for 2019. Our total operating expenses increased from $1,861,764 in 2019 to $2,573,359 in 2020. The increase was primarily the result of the increase in stock-based compensation to our professionals. General and administrative expenses decreased from $992,865 in 2019 to $65,856 in 2020, a decrease of $927,009, mostly due to the decrease in travel related expenses due to the restrictions of Covid-19. Compensation to officers and service fees to professionals increased by $1,638,337, from $868,899 to $2,507,236 due mostly to the increase in share-based compensation, and medical benefits for employees. Depreciation expense increased to $267 from $0 the prior year.

Our net loss increased by $1,349,651 to $2,778,486 in 2020 from $1,428,835 in 2019, due to the 2019 debt relief gains and increased stock-based compensation in 2020.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2020, we had cash on hand of $2,479 compared to $1,435 at December 31, 2019. We used cash in our operations of $173,399 in 2020 compared to $223,597 in 2019, a 29% decrease. However, we raised net $109,513 and $45,601 from related party loans in 2020 and 2019, respectively. We anticipate that we will have an increase in our cash flow from continuing operations with the acquisitions made subsequent to year end. We do not have sufficient cash on hand at December 31, 2020 to cover our negative cash flow. We will attempt to increase our operating activities with our acquisitions in 2021, and possibly raise capital through the sale of our common stock or through debt financing.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Global Tech has no credit facilities with which to resolve these outstanding obligations from prior years, but will attempt to fully resolve them upon a successful capital raise and monetary action of the business. This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available. In December 2020, the officers, directors and affiliates of the Company converted accrued wages and expenses of $688,955 and $3,974,751 in notes payable and accrued interest to stock and options received. In 2019, the officers converted accrued wages of $680,000, and cash advances of $400,224 into notes payable of $2,579,673.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to continue its pursuit to raise capital in order to monetize its business and pay all its liabilities. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable officers or Directors, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $1,777,125 would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Tech Industries Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Global Tech Industries Group, Inc. (the Company) as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock for Services

As described in Note 7 to the financial statements, the Company issued common stock for services.  Management establishes their estimate for the value of the stock for services using historical stock price information.

The principal considerations for our determination that performing procedures relating to stock for services is a critical audit matter are due to the material impact it has on the consolidated financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating the reasonableness of the historical stock price information used by management to determine the expense related to stock for services.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 8, 2021

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2020	2019

CURRENT ASSETS
Cash and cash equivalents	$2,479	$1,435
Prepaid expenses	222,167	-
Marketable securities	31,000	44,044

Total Current Assets	255,646	45,479

PROPERTY AND EQUIPMENT (NET)	2,946	-

TOTAL ASSETS	$258,592	$45,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$610,715	$722,372
Accounts payable and accrued expenses-officers and directors	8,953	8,955
Accrued interest payable	357,708	310,307
Accrued interest payable-officers and directors	-	298,796
Notes payable in default	871,082	871,082
Due to officers and directors	109,513	-
Convertible debenture	74,800	-

Total Current Liabilities	2,032,771	2,211,512

LONG-TERM LIABILITIES

Notes payable related party	-	3,540,405

Total Long-Term Liabilities	-	3,540,405

Total Liabilities	2,032,771	5,751,917

STOCKHOLDERS’ DEFICIT
Preferred Stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common Stock, par value $0.001 per share, 350,000,000 shares authorized; 230,498,005 and 205,277,990 issued and outstanding, respectively	230,498	205,278
Additional paid-in-capital	168,398,511	161,712,986
Accumulated Deficit	(170,403,189)	(167,624,703)

Total Stockholders’ Deficit	(1,774,179)	(5,706,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$258,592	$45,479

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2020	2019

REVENUES, net	$8,500	$-

OPERATING EXPENSES

General and administrative	65,856	992,865
Compensation and professional fees	2,507,236	868,899
Depreciation	267	-

Total Operating Expenses	2,573,359	1,861,764

OPERATING LOSS	(2,564,859)	(1,861,764)

OTHER INCOME (EXPENSES)

Gain (loss) on sale of marketable securities	(12,901)	67,342
Gain on settlements and debt relief	-	472,421
Interest expense	(200,726)	(106,834)

Total Other Income (Expenses)	(213,627)	432,929

LOSS BEFORE INCOME TAXES	(2,778,486)	(1,428,835)

INCOME TAX EXPENSE	-	-

NET LOSS	$(2,778,486)	$(1,428,835)

OTHER COMPREHENSIVE INCOME	-	-

COMPREHENSIVE LOSS	$(2,778,486)	$(1,428,835)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	207,923,257	178,502,990

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2018	1,000	$1	170,777,990	$170,778	$160,739,496	$(166,195,868)	$(5,285,593)

Common stock issued for services & ESOP plan			33,500,000	33,500	936,050		969,550

Imputed interest – loan					13,440		13,440

Stock issued PPM			1,000,000	1,000	24,000		25,000

Net loss for the year ended December 31, 2019						(1,428,835)	(1,428,835)

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Common stock issued for services			25,224,840	25,225	2,008,374		2,033,599

Cancellation of ARUR acquisition shares			(4,668,530)	(4,668)	4,668		-

Common stock issued for conversion of notes payable -related party			3,540,405	3,540	384,134		387,674

Common stock issued for conversion of accrued interest-related party			434,345	434	47,128		47,562

Common stock issued for conversion of accounts payable-related party			8,955	9	972		981

Common stock issued for accrued wages-related party			680,000	680	73,780		74,460

Stock options issued for conversion of notes payable-related party					339,952		339,952

Stock options issued for conversion of accrued interest-related party					41,706		41,706

Stock options issued for conversion of accounts payable-related party					860		860

Stock options issued for conversion of accrued wages-related party					65,295		65,295

Gain on forgiveness of debt-related party					3,705,216		3,705,216

Imputed interest – loan					13,440		13,440

Net loss for the year ended December 31, 2020						(2,778,486)	(2,778,486)

Balance, December 31, 2020	1,000	1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,778,486)	(1,428,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267	-
Stock issued for services	2,033,599	969,550
Imputed interest on loan	13,440	13,440
Realized (gain) loss on sale of marketable securities	12,901	(67,342)
Gain on settlements and debt relief	-	(472,421)
Change in operating assets and liabilities:
Increase in prepaid expenses	(222,167)	-
Increase in accounts payable and accrued expenses	577,299	225,037
Increase (decrease) in accounts payable and accrued expenses – officers and directors	(2)	495,130
Increase in accrued interest payable	54,201	35,354
Increase in accrued interest payable – officers and directors	135,549	6,490

Net Cash Used in Operating Activities	(173,399)	(223,597)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for property and equipment	(3,213)	-
Proceeds from sale of marketable securities	143	206,236

Net Cash Provided by (Used in) Investing Activities	(3,070)	206,236

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	25,000
Proceeds from convertible debenture	68,000	-
Payments on notes payable	-	(59,624)
Payments to officers and directors	(68,000)	(62,591)
Proceeds from officers and directors	177,513	108,192

Net Cash Provided by Financing Activities	177,513	10,977

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,044	(6,384)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,435	7,819

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,479	$1,435

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Reclassification of accruals to notes payable, related party	$-	$1,080,224
Conversion of accruals and notes payable-related party to stock	$510,677	$-
Conversion of accrual and notes payable-related party to options	$447,813	$-
Gain on forgiveness of debt - related party	$3,705,216	$-

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

B) GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $2,778,486 during the fiscal year ended December 31, 2020 and has an accumulated deficit of $170,403,189 at December 31, 2020. The Company also had negative working capital of $1,777,125 and $2,166,033 at December 31, 2020 and 2019, respectively, and negative cash flow from operations of $173,399 and $223,597, respectively, for the years then ended.

During 2013, the Company generated significant revenues and left the exploration stage, however, the Company did not generate significant revenues during the years ended December 31, 2020 or 2019, and its cash flows are not sufficient enough to support all expenses of the Company. The Company as yet, still requires substantial financing. Most of the financing has been provided by David Reichman, the Chief Executive Officer and Chairman. The Company is dependent upon his ability and willingness to continue to provide the financing necessary to meet reporting and filing requirements of a public company.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2020 and 2019, no excess existed. There were no cash equivalents at December 31, 2020 and 2019.

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

E) INCOME TAXES

The Company follows ASC 740, “Income Taxes,”, which discusses recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F) REVENUE RECOGNITION

The Company had $8,500 and $0 in revenue during 2020 and 2019, respectively, for consulting services. However, these services are not expected to continue and therefore the Company currently has no source of operating revenue. The Company recognizes revenues in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized as services are rendered or when control of our products are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company does not have any significant financing components as payment is received at or shortly after point of sale. The Company’s performance obligations related to services or products, transfers control to the customer at a point in time. Revenues for services and products are recorded upon shipment or delivery of services to the customer. If we subsequently determine that collection from that customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

G) STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the reward- known as the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments are estimated using the Black Scholes option-pricing model adjusted for the unique characteristics of those instruments.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with ASC 718 as amended by ASU 2018-07. As such, the grant date is the measurement date of an award’s fair value.

H) INTANGIBLE ASSETS AND BUSINESS COMBINATIONS

The Company follows ASC 805, “Business Combinations,” and ASC 350, “Intangibles - Goodwill and Other”. ASC 805 requires the use of the purchase method of accounting for any business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are reviewed for impairment annually.

I) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 820, “Fair Value Measurements,” defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2020 and 2019.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2020 and 2019:

	Level 1	Level 2	Level 3
Marketable Securities – 2020	$31,000	$-0-	$-0-
Marketable Securities – 2019	$44,044	$-0-	$-0-

J) BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2020 there were 4,500,664 stock options outstanding, however their effects were anti-dilutive. In 2019, there were no common stock equivalents.

	For the Years Ended
	December 31,
	2020	2019
Loss (numerator)	$(2,778,486)	$(1,428,835)
Shares (denominator)	207,923,257	178,502,990
Basic and diluted loss per share	$(.01)	$(.01)

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

M) Concentrations

The Company generated 100% of its revenue from one customer during 2020. There were no revenues in 2019.

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable-Related Party

The Company is indebted to the officers of the Company for unpaid wages, expenses and cash advances from current and previous years that were converted into Notes during 2019. Various Directors and Shareholders have also advanced funds to the Company to support operations. The balances at December 31, 2020 and 2019 for Related Party Notes Payable are $0 and $3,540,405, respectively. Accrued interest on the related party notes at December 31, 2020 and 2019 total $0 and $298,796, respectively. On December 19, 2020, the Company converted $3,540,405 of notes payable and $434,345 of accrued interest on related party notes into 4,663,705 shares of common stock and 4,500,664 stock options, leaving $0 related party notes and accrued interest at December 31, 2020. The value of the shares and options issued for notes payable, interest, accrued wages and accounts payable to related parties, and the related gain on forgiveness of the remaining debt recorded as additional paid-in capital is further described below:

	Stock	Options	Gain	Total
Notes payable	$387,674	$339,952	$2,812,779	$3,540,405
Accrued interest	47,561	41,706	345,078	434,345
Accrued wages	74,460	65,295	540,245	680,000
Accounts payable	982	860	7,114	8,956
Totals	$510,677	$447,813	$3,705,216	$4,663,706

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mr. Reichman agreed to consolidate accrued wages, auto allowance and cash advances in the amount of $2,016,672, into a long-term Note Payable bearing interest at 5% with a term date of July 15, 2021. At December 31, 2019, the Notes Payable to Mr. Reichman totaled $2,437,717. On December 19, 2020, Mr. Reichman’s Notes, accrued interest and 2020 accrued wages, totaling $3,192,385 were converted to 3,192,385 shares of common stock and 3,080,781 stock options. At December 31, 2020, Mr. Reichman’s Note payable was $0. Accrued interest on Mr. Reichman’s Notes was $0 and $163,254 at December 31, 2020 and 2019, respectively.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mrs. Griffin agreed to consolidate accrued wages and expenses into a long-term Note Payable of $563,000, bearing 5% interest, with a term date of July 15, 2021. At December 31, 2019, the Notes Payable to Mrs. Griffin totaled $769,670. On December 19, 2020, Mrs. Griffin’s Notes, accrued interest and 2020 accrued wages, totaling $1,045,700 were converted to 1,045,700 shares of common stock and 1,009,143 stock options. At December 31, 2020, Mrs. Griffin’s Note payable was $0. Accrued interest on Mrs. Griffin’s Notes was $0 and $67,168 at December 31, 2020 and 2019, respectively.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 30,459 shares of common stock and 26,459 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $10,319 respectively.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 44,532 shares of common stock and 38,683 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $12,137, respectively.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 43,536 shares of common stock and 37,818 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $10,617, respectively.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016 the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 45,837 shares of common stock and 39,817 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $9,471, respectively.

On February 28, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 7,275 shares of common stock and 6,320 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $2,050, respectively.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. $7,924 was paid on December 31, 2020, leaving a balance of $72,076. On December 19, 2020, the loan and accrued interest were converted into 75,319 shares of common stock and 65,427 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $0, respectively.

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to an Trust and shareholder, whose Trustee is our CEO, in the total amount of $83,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 96,430 shares of common stock and 83,765 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $8,778, respectively.

On January 22, 2014, the Company executed a note agreement with a Trust and shareholder, whose Trustee is our CEO, in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 19,619 shares of common stock and 17,042 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $4,989, respectively.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014 and October 10, 2014, the Company executed note agreements with a Trust and shareholder whose Trustee is our CEO, in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 33,528 shares of common stock and 29,124 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $8,448, respectively.

On October 10, 2014, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 6,792 shares of common stock and 5,900 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $1,567, respectively.

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 13,339 shares of common stock and 11,587 stock options. At December 31, 2020, the balance of this loan is $0. Accrued interest at December 31, 2020 and 2019 was $0 and $0, respectively.

(b) Additional detail to all Notes Payable-Related Party is as follows:

2020	2019	Interest	Interest Expense
Principal	Principal	Rate	12/31/2020	12/31/2019	Maturity
$-	$2,016,672	5.00%	$75,265	$-	7/15/21
-	563,000	5.00%	21,113	-	7/15/21
-	409,920	5.00%	15,372	20,496	7/15/21
-	11,125	5.00%	417	556	7/15/21
-	200,000	5.00%	7,500	10,000	7/15/21
-	6,670	5.00%	249	334	7/15/21
-	19,000	8.00%	1,140	1,520	7/15/21
-	31,000	6.00%	1,170	1,560	7/15/21
-	31,500	6.00%	1,419	1,892	7/15/21
-	34,800	6.00%	1,566	2,088	7/15/21
-	5,000	6.00%	225	300	7/15/21
-	72,076	6.00%	3,600	4,800	7/15/21
-	-	6.00%	2,214	2,952	N/A
-	-	6.00%	113	150	N/A
-	83,877	6.00%	1,005	1,340	7/15/21
-	14,000	6.00%	630	840	7/15/21
-	24,000	6.00%	1,080	1,440	7/15/21
-	5,000	6.00%	225	300	7/15/21
-	12,765	6.00%	573	-	7/15/21

$0	$3,540,405		$134,876	$50,568

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The balance of advances made by Mr. Reichman at December 30, 2019 in the amount of $400,223, were consolidated with other amounts due Mr. Reichman, and a Note Payable was issued in its stead. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2020 Mr. Reichman advanced $177,513 to the Company to cover operating expenses and was repaid $68,000. During 2019 Mr. Reichman advanced $108,192, to the Company and was repaid $62,591. At December 31, 2020 and 2019, the amounts Due to Officers and Directors for cash advances and expenses are $109,513 and $0, respectively.

NOTE 4 - FIXED ASSETS

During the year ended 2020, the Company wrote off all fixed assets purchased prior to 2019, that were fully depreciated. Depreciation expense was $267 and $0 during the years ended December 31, 2020 and 2019, respectively.

Fixed assets consist of the following:

	2020	2019
Computer equipment	$3,213	$134,896
Office equipment	-	22,600
Telephone equipment	-	12,900
Total fixed assets	3,213	170,396
Accumulated Depreciation	(267)	(170,396)
Net fixed assets	$2,946	$-

NOTE 5 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At December 31, 2020 and 2019, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at December 31, 2020 and 2019 are $345,663 and $310,307, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a Company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default . Accrued interest at December 31, 2020 and 2019 is $20,880 and $19,800, respectively.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at December 31, 2020 and 2019 is $32,299 and $30,499, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at December 31, 2020 and 2019 is $27,091 and $25,839, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at December 31, 2020 and 2019 is $52,287 and $49,487, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2019, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest at December 31, 2020 and 2019 is $145,909 and $126,489, respectively.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements, but the note is in default. Interest expense in the amount of $13,440 has been imputed for this note in 2020 and 2019, with an offsetting entry to Paid in Capital.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest at December 31, 2020 and 2019 is $12,383 and $10,735, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur and this note is in default. Accrued interest at December 31, 2020 and 2019 is $37,568 and $32,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur and this note is in default. Accrued interest at December 31, 2020 and 2019 is $12,300 and $10,664, respectively.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018 and is in default. Accrued interest at December 31, 2020 and 2019 is $2,042 and $1,742, respectively.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018 and is in default. Accrued interest at December 31, 2020 and 2019 is $2,904 and $2,484, respectively.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

2020	2019	Interest	Interest Expense
Principal	Principal	Rate	12/31/2020	12/31/2019	Maturity
$32,960	32,960	5.00%	1,649	1,648	10/5/18
32,746	32,746	5.00%	1,637	1,636	10/5/18
5,000	5,000	6.00%	300	300	10/5/18
100,000	100,000	5.00%	5,000	5,000	10/5/18
7,000	7,000	6.00%	420	420	10/5/18
388,376	388,376	5.00%	19,420	19,419	10/5/18
192,000	192,000	0%	13,440	13,440	10/5/18
18,000	18,000	6.00%	1,080	1,080	9/1/2002
30,000	30,000	6.00%	1,800	1,800	9/12/2002
25,000	25,000	5.00%	1,250	1,250	8/31/2000
40,000	40,000	7.00%	2,800	2,800	7/10/2002

$871,082	$871,082		$48,796	$48,793

At December 31, 2020 and 2019, accrued interest on the outstanding notes payable were $345,663 and $310,307, respectively and related party notes was $0 and $298,796, respectively. Interest expense on the outstanding notes amounted to $183,669 and $99,361 for the years ended December 31, 2020 and 2019, including the imputed interest discussed above.

(c) CONVERTIBLE DEBENTURE:

On November 27, 2020, the Company executed a convertible debenture with a corporation in the amount of $74,800, interest accrues at 10% per annum, unsecured, due on November 27, 2021. The debenture includes a conversion right to be exercised at any time 180 days after execution of the note and is convertible into common stock of the Company at 75% of the market price, being calculated as the lowest three trading prices during the fifteen trading day period prior to conversion. The Debenture also required the Company to reserve 5 times the expected conversion share amount at the transfer agent, to insure there are sufficient shares available upon conversion.

The convertible debenture also contains a OID or original issue discount of $6,800, which was deducted from the proceeds, thus advancing $68,000 to the Company. Because the Company subsequently prepaid the debenture, the OID was completely expensed in the 2020 year.

The convertible debenture can be prepaid before the maturity date, however, if it is prepaid there are penalties associated with an early prepayment as follows:

Payment within 60 days of execution, prepayment penalty is 15%.

Payment after 60 days but within 90 days, prepayment penalty is 20%

Payment after 90 days but within 120 days, prepayment penalty is 25%

Payment after 120 days but within 180 days, prepayment penalty is 29%

Because the Company prepaid the Convertible Debenture on February 26, 2021 (see subsequent events), the Company accrued the related penalties pursuant to the agreement, along with the accrued interest. Accrued interest and penalties at December 31, 2020 was $12,045, and the Convertible Debenture balance was $74,800.

NOTE 6 - INCOME TAXES

The Company follows the provisions of ASC 740, “Income Taxes.” This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by ASC 740.

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

Deferred tax assets and the valuation account are as follows:

	2020	2019
Deferred tax assets:
NOL carryover	$3,508,211	$3,354,581
Valuation allowance	(3,508,211)	(3,354,581)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2020 and 2019.

The components of income tax expense are as follows:

	2020	2019

Book loss	$(583,482)	$(300,055)
Stock based compensation	427,056	203,606
Non-deductible expenses	87	1,352
Unrealized/Realized gains or losses on Securities (net)	2,709	1,642
Change in NOL valuation allowance	153,630	93,455
	$-	$-

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $15,878,689 and $15,147,119 as of December 31, 2020 and 2019, respectively, which may be offset against future taxable income. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2020	2019

Beginning balance	$3,354,581	$3,261,126
Additions based on tax positions related to current year	153,630	93,455
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$3,508,211	$3,354,581

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2020, and 2019, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2020, 2019, 2018, 2017, 2016 and 2015.

NOTE 7 - STOCKHOLDERS’ DEFICIT

A) NUMBER OF SHARES AUTHORIZED

The Board of Directors have authorized 350,000,000 shares of common stock to be issued at a par value of $0.001. As of December 31, 2020 and 2019, 230,498,005 and 205,277,990 shares of common stock are issued and outstanding, respectively.

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

On May 6, 2020, the Board of Directors authorized the issuance of 3,040,000 shares for services valued at $60,800, the market price of the shares upon grant.

On June 24, 2020, the Board of Directors authorized the issuance of 1,500,000 shares for services valued at $30,000, the market price of the shares upon grant.

On September 3, 2020, the Board of Directors authorized the issuance of 500,000 shares for services valued at $20,750, the market price of the shares upon grant.

On September 23, 2020, the Board of Directors authorized the issuance of 1,500,000 shares for services valued at $30,000, the market price of the shares upon grant.

On November 18, 2020, the Board of Directors authorized the issuance of 10,000,000 shares for IR and marketing services valued at $1,158,000, the market price of the shares upon grant.

On December 3, 2020, the Board of Directors authorized the issuance of 3,000,000 shares for IR services valued at $322,500, the market price of the shares upon grant. Since the service period had not been completed at December 31, 2020, the Company recorded a prepaid expense in the amount of $222,167, which will be expensed in the first quarter 2021.

On December 16, 2020, the Board of Directors authorized the issuance of 3,000,000 shares for services valued at $249,674, the market price of the shares upon grant.

On December 19, 2020, the Board of Directors authorized the issuance of 4,663,705 shares for the conversion of related party notes payable and accrued interest of $510,676, the market price of the shares upon grant.

On December 19, 2020, the Board of Directors authorized the issuance of 2,500,000 shares for the services valued $161,875, the market price of the shares upon grant.

On December 31, 2020, the Board of Directors authorized the issuance of 184,840 shares previously “held for cancellation” shares that were issued in 2013 for services. No expense was recorded for this adjustment.

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

Pursuant to ASC 718, the Company’s ESOP Plan is a non-leveraged plan, and therefore compensation expense is recorded at the fair value of the shares issued at the grant date. The Company has never issued dividends to its shareholders, and therefore no dividends have been issued to the ESOP plan. The ESOP shares are considered issued and outstanding for the earnings per share computation. Compensation expense of $0 and $150,000 has been recorded during 2020 or 2019, respectively, for the ESOP shares issued. There have been 23,500,000 and 23,500,000 share allocated to the participants of the Plan, as of December 31, 2020 and 2019, respectively and none of the shares have been committed for release. There are no shares in suspense as of December 31, 2020 and 2019, respectively. The fair value of the ESOP shares being held by the Trust as of December 31, 2020 and 2019 is $2,350,000 and $878,900, respectively. There is no repurchase obligation on the Company to purchase back any shares issued to the ESOP Trust. No dividends have been issued to the ESOP Trust, therefore there has been no tax benefit treatment in the Earnings Per Share computation.

In December 2019, the Company issued 5,000,000 shares to the ESOP Trust account for the future benefit of the employees of the Company. These shares have been recorded as compensation expense of $150,000, which was the fair value of the shares at the grant date. No ESOP shares were issued for the 2020 year.

F) STOCK OPTIONS

On December 19, 2020, in conjunction with the conversion of related party notes, accrued interest and compensation, the Company authorized the issuance of 4,500,664 stock options with the following features:

●	One option allows for the purchase of one share of common stock
●	The strike price of the option is $.01
●	The conversion term is 2 years from issuance date
●	All options are vested immediately

The value of the options were determined using the Black-Scholes valuation method, and the Company uses the following methods to determine its underlying assumptions: expected volatilities are based on the historical monthly closing price of the Company’s common stock; the expected term is 2 year, the risk free interest rate used is based on the U.S Treasury implied yield zero-coupon issue with similar life terms to the expected life of the grant; and the expected divided yield is based on the current annual dividend. No compensation was recorded with the 4,500,664 option issuance as the $447,813 valuation of the options granted did not exceed the recorded amount of debt it was converting.

Assumptions:	2020	2019
Assumptions applicable to stock options issued
Risk-free interest rate	3%	-
Expected lives (in years)	2	-
Expected stock volatility	72%	-
Dividend yield	-	-

Stock option transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2019	-	$-	-	$-
Granted
Exercised
Forfeited
Outstanding at December 31,2019	-	$-	-	$-
Granted	4,500,664	$.01	2 yrs	$427,563
Exercised
Forfeited
Outstanding at December 31, 2020	4,500,664	$.01	2 yrs	$427,563

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

During March 2013, the Company was named in an action pertaining to the 75% working interest in the Ownbey Lease. Subsequent to the Company’s purchase of the assets and the termination of the operator, a mechanics lien was filed against the property claiming approximately $267,000 in fees are due to the previous operator. An action commenced in the District Court of Chautauqua County, Kansas, captioned Aesir Energy, Inc. vs. American Resource Technologies, Inc.; Nancy Ownbey Archer; Jimmy Stephen Ownbey; Robbie Faye Butts; Global Tech Industries Group, Inc. and TTII oil & Gas, Inc. In February 2017, the Chautauqua Court ruled that the acquisition agreement be nullified. During 2019, all assets and liabilities were removed from the Company’s books including an asset retirement obligation of $101,250 that was associated with the oil and gas property and recorded as a gain on settlement. No other monetary claims have been asserted against GTII or TTII Oil & Gas, Inc

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American Resource Technologies, Inc., (ARUR) and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, Docket No. 17-CV-0698. The case was subsequently withdrawn due to the close of ARUR operations. During 2020, the Company was successful in recalling the 4,668,530 shares and cancelling them from the shareholder list

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the southern district of New York. The original acquisition agreement and rescission was recorded on the Company’s books in 2016, however the physical share certificates were not returned to the Company. During the last quarter 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock, that was issued in good faith to GoFun in anticipation of a final stock exchange. The stock has since been returned to the Company’s treasury and cancelled. The Company also reclassified a deposit received from GoFun shareholders in the amount of $128,634 for future share issuances pursuant to the Acquisition Agreement, to a Gain on Settlements and Debt Relief as part of the legal settlement of this case. As of this writing, motions are pending that may require remaining negotiations to continue in arbitration.

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

C) EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013 with a salary of $1. Mr. Reichman’s salary has been accruing because Global Tech is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mr. Reichman’s contract has been extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2, 2017, retroactive to January 1, 2017, and thru December 31, 2020.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments. In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010 to an annual salary of $180,000. This salary increase accrued in 2010 because Global Tech was without resources to pay the salary increase. This employment agreement was filed on March 25, 2010 as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mrs. Griffin’s employment contract has been extended at December 31, 2012 until December 31, 2013, with a salary of $1. Mrs. Griffin’s contract was extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2, 2017, retroactive to January 1, 2017, and thru December 31, 2020.

NOTE 9 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321, “Investments – Equity Securities.” The fair value of these shares at December 31, 2020 and 2019 amounted to $31,000 and $44,044, respectively. All realized gains and losses and unrealized gains and losses are recorded in earnings. For the year ended December 31, 2020, the Company recorded a net loss of $12,901 which consisted of realized gains of $40, and unrealized losses of $12,941. For the year ended December 31, 2019, the Company recorded a net gain of $67,342 which consisted of realized gains of $75,190 and unrealized losses of $7,848. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 10 - ASSET RETIREMENT OBLIGATION

During 2013, the Company began the re-work project on various well associated with the Ownbey Oil and Gas Lease purchased on December 31, 2012. The Company will be required as part of the purchase of this lease to remediate the Ownbey property upon its abandonment of the lease. In accordance with FASB ASC 410, “Asset Retirement and Environmental Obligations,” the Company recognized the fair value of the liability for an asset retirement obligation in the amount of $101,250. Because the Company does not have a certified valuation report for the Ownbey lease we did not capitalize this cost, but instead expensed the entire amount during the 2013 year. During 2019 the Company reversed all obligation associated with the ARUR acquisition due to the Kansas Court ruling (see litigation in Note 8) The following table describes all changes to the Company’s asset retirement obligation liability during 2020 and 2019:

	December 31,
	2020	2019
Asset retirement obligation-beginning of year	$-	$101,250
Liabilities incurred	-	-
Accretion expense	-	-
Rescission of agreement	-	(101,250)
Asset retirement obligation-end of year	$-	$-

NOTE 11 - SUBSEQUENT EVENTS

On February 26, 2021, the Company prepaid the Convertible Debenture before it’s due date by paying all principal, interest and penalties in the amount of $91,924. All reserved share for the conversion of the debenture were released by our transfer agent for future issuances.

On February 28, 2021, the Company executed a final Stock Purchase Agreement wherein the Company acquired all the issued and outstanding stock of Gold Transactions International, Inc. (GTI) (a Utah Corporation), for the issuance of 6,000,000 shares of common stock valued at $6,000,000. Effective March 1, 2021, the operations of GTI will be consolidated with the Company. GTI is in the business of participating, through a License Agreement, with a private joint venture network of companies, in transporting, assaying, buying, storing and selling gold from international artisan gold miners. After the mined dore gold has been shipped to a network third party refinery in the DMCC, a free trade zone in Dubai, the artisan miner’s gold is purchased and refined and sold to the network’s customers. GTI makes revenue on the margin spread of the buy and sell prices.

There were no acquisition related cost incurred in acquiring GTI. GTI has assets of $5,044,610 with current portion of long-term debts in the amount of $246,958, and long term debt of $4,797,652. GTI has had no revenues from inception on November 10, 2020 through the end of the 2020 year. Revenues, however, have commenced in the 2nd quarter of 2021. Because the acquisition occurred after the Company’s year end, no revenues or expenses have been included in the consolidated financial statements included herein. The Company will record the acquisition price of 6,000,000 shares valued at $6,000,000 as an intangible asset and will assume GTI’s assets and liabilities.

On March 15, 2021, the Company issued 3,000,000 shares as part of a 2020 IR services agreement, and issued another 3,000,000 shares to professionals for services rendered during the 1st quarter 2021.

On March 21, 2021, the Company, signed a binding, letter agreement with Bronx Family Eye Care, Inc. (BFE), engaged in the business of full scope optometry at its four primary locations, three of which are in the Bronx, one of which is in Manhattan, New York, as well as at a fabrication facility in the Bronx. The two companies agreed to engage in a business combination such that BFE will become a wholly owned subsidiary of GTII, and the shareholders of BFE will acquire two million six hundred fifty thousand (2,650,000) shares of the Company’s common stock, subject to the terms and conditions set forth in the Agreement.

There were no acquisition related costs incurred in acquiring BFE. Due to the acquisition occurring only 9 days before the Company’s filing deadline, the Company has not had a chance to review or audit the assets, liabilities and operating results of BFE, and the initial accounting of the BFE acquisition is incomplete as of the date of the Company’s 10-K filing. Therefore, disclosures related to the issuers recording of the acquisition, and related balance sheet and income statement disclosures cannot be made at this time. Because the acquisition of BFE occurred after the year end of the Company, no revenues or expenses have been included in the consolidated financial statements included herein. BFE is a currently operating company with revenues in excess of $1,000,000 annually.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of December 31, 2020.

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

For the year ended December 31, 2020, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management concluded that our internal control over financial reporting had material weaknesses and was not effective as of December 31, 2020. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2020 there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
David Reichman	76	Chief Executive Officer and Chairman of the Board of Directors
Kathy M. Griffin	66	President and Director
Frank Benintendo	75	Secretary and Director
Donald Gilbert	84	Director and Chairman of Audit Committee
Michael Valle	64	Director

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

The principal occupations for the past five years (and, in some instances, for prior years) of each of our executive officers and directors, followed by our key employees, are as follows:

Officers

David Reichman – CEO

Mr. Reichman has been the CEO of Global Tech Industries Group, Inc. for eighteen years. Prior to that, Mr. Reichman maintained a Business Management and Tax Law consulting group, and he is licensed by the US Treasury /Internal Revenue Service. In addition, Mr. Reichman was a Co-General Partner and Tax Matters Partner in Harrison Re-cycling Associates, a company that operated the first recycling equipment for non-biodegradable Styrofoam and Styrene plastic in North America. Previously, Mr. Reichman had worked for The American Express Company, where he held several positions, including Manager of Budget and Cost. During his tenure at American Express, he developed, along with Control Data Corporation, a Flexible Budgeting System for Management Control of International Operations, and the use of Time-Share computer equipment. Mr. Reichman’s education includes an MBA from Northeastern University, through the Harvard Case Study Program, as well as specialized education in business and scientific theory from The Wharton School of University of Pennsylvania and IBM Systems Scientific Institute. Mr. Reichman resides in New York City.

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

Michael Valle previously served on the board of directors, from 2004 but resigned for personal reasons in December 2009. Mr. Valle since then has return to the board as a director in 2016. The board welcomed his return to the board because he has worked in the financial industry in New York for much of his career, where he served as Vice President of Investments for Smith Barney and Paine Webber, among other financial institutions. When Mr. Valle left the financial industry, he taught Finance and Economics for 5 years. For the past ten years, Mr. Valle has worked as a Sales Representative for Better Way Mortgages.

Family Relationships

There are no family relationships among our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have recently determined that it is in the best interests of the Company and its shareholders for these positions to remain combined. However, the board of directors has created the position of Vice-Chairman to secure the continuity of the chain of command in case one or all of the officers are unable to carry out their responsibilities for a period of time, and to further ensure that responsible management of the company moves forward unhindered.

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

Board Committees

Audit Committee. Our board of directors has appointed an audit committee. During our fiscal year ended December 31, 2020, our audit committee is comprised of Donald Gilbert. Mr. Gilbert is the sole member of the Audit Committee. Our audit committee is authorized to:

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

The audit committee did not hold any meetings during the fiscal year ended December 31, 2020.

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

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2020 with senior management. The audit committee has also discussed with Heaton & Company, PLLC the Company’s independent registered public accounting firm, the matters required to be discussed by the statement on Auditing Standards No. 61, Communication with Audit Committees, and received the written disclosures and the letter from Heaton & Company, PLLC, as required by Independence Standards Board Standard No. 1, Independence Discussion with Audit Committees. The audit committee has discussed with Heaton & Company, PLLC, the independence of Heaton & Company, PLLC as our auditors. Finally, in considering whether the independent auditors’ provision of non-audit services to us is compatible with the auditors’ independence for Heaton & Company, PLLC, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2020 all Reporting Persons timely complied with all applicable filing requirements.

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

The Elements of David Reichman’s and Kathy Griffin’s Compensation Programs

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2020, all executive officer base salary decisions were approved by the board of directors.

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

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2020 and 2019 to our Chief Executive Officer and our President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Reichman Chairman & CEO	2020	$500,000	-	27,375	-	244,554	-		$771,929

Kathy M. Griffin President	2020	$180,000	-	27,375	-	-	-		$207,375

David Reichman Chairman & CEO	2019	$500,000	-	-	-	44,465	-		$544,465

Kathy M. Griffin President	2019	$180,000	-	-	-	-	-		$180,000

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

N/A

Director Compensation

No non-employee directors were paid any compensation for their services or reimbursement for their incidental expenses, except that on December 30, 2020, each director was issued 250,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2021, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 29, 2021 upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 29, 2021 have been exercised and converted.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent
David Reichman	38,841,285	16.81
Kathy M. Griffin	11,605,840	5.02
Frank Benintendo	4692,079	2.03
Donald Gilbert	4,599,218	2.00
Michael Valle	1,859,000	.80
Gregory Ozzimo	500,000	.22

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Notes Payable – Related Party

During 2019, the Company is indebted to the officers of the Company for unpaid wages, expenses and cash advances from current and previous years that were converted into Notes. Various Directors and Shareholders have also advanced funds to the Company to support operations. On December 19, 2020, the Company converted $3,540,405 of notes payable and $434,345 of accrued interest on related party notes into 4,663,705 shares of common stock and 4,500,664 stock options, leaving $0 related party notes and accrued interest at December 31, 2020. The balances at December 31, 2020 and 2019 for Related Party Notes Payable are $0 and $3,540,405 respectively. Accrued interest on the related party notes at December 31, 2020 and 2019 total $0 and $298,796, respectively.

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mr. Reichman agreed to consolidate accrued wages, auto allowance and cash advances in the amount of $2,016,672, into a long-term Note Payable bearing interest at 5% with a term date of July 15, 2021. At December 31, 2019, the Notes Payable to Mr. Reichman totaled $2,437,717. On December 19, 2020, Mr. Reichman’s Notes, accrued interest and 2020 accrued wages, totaling $3,192,385 were converted to 3,192,385 shares of common stock and 3,080,781 stock options. At December 31, 2020, Mr. Reichman’s Note payable was $0. Accrued interest on Mr. Reichman’s Notes are $0 and $163,254 at December 31, 2020 and 2019, respectively.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses during 2017, 2018 and 2019. At December 30, 2019, Mrs. Griffin agreed to consolidate accrued wages and expenses into a long-term Note Payable of $563,000, bearing 5% interest, with a term date of July 15, 2021. At December 31, 2019, the Notes Payable to Mrs. Griffin totaled $769,670. On December 19, 2020, Mrs. Griffin’s Notes, accrued interest and 2020 accrued wages, totaling $1,045,700 were converted to 1,045,700 shares of common stock and 1,009,143 stock options. At December 31, 2020, Mrs. Griffin’s Note payable was $0. Accrued interest on Mrs. Griffin’s Notes are $0 and $67,168 at December 31, 2020 and 2019, respectively.

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on July 15, 2021. Accrued interest at December 31, 2020 is $0.

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The balance of advances made by Mr. Reichman at December 30, 2019 in the amount of $400,223, were consolidated with other amounts due Mr. Reichman, and a Note Payable was issued in its stead. The payables and cash advances are unsecured, due on demand and do not bear interest. During 2020 Mr. Reichman advanced $177,513 to the Company to cover operating expenses and was repaid $68,000. During 2019 Mr. Reichman advanced $108,192, to the Company and was repaid $62,591. At December 31, 2020 and 2019, the amounts Due to Officers and Directors for cash advances and expenses are $109,513 and $0, respectively.

Director Independence

We currently have two independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us in 2020 for the audit and reviews of our 2020 and 2019 financial statements total approximately $20,500 and $20,500, respectively. Fees billed to us for the 2020 period was $20,500 from Heaton & Company, PLLC. Fees billed in 2019 were $13,000 from Heaton & Company, PLLC and $7,500 from KSP.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

[ ]	Consolidated Balance Sheets as of December 31, 2020 and 2019

[ ]	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

[ ]	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2020 and 2019

[ ]	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

[ ]	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Global Tech Industries Group, Inc. as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between Global Tech Industries Group, Inc. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Global Tech Industries Group, Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between Global Tech Industries Group, Inc. and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between Global Tech Industries Group, Inc. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between Global Tech Industries Group, Inc. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between Global Tech Industries Group, Inc. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between Global Tech Industries Group, Inc. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between Global Tech Industries Group, Inc. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between Global Tech Industries Group, Ind. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between Global Tech Industries Group, Inc. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of Global Tech Industries Group, Inc. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

49

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: April 8, 2021	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 8, 2021
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 8, 2021
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: April 8, 2021
Donald Gilbert,
Director & Audit Chair

