Form 10-Q
period 2021-03-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2021-05-18
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

March 31, 2021

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

As of May 7, 2021 the number of shares outstanding of the registrant’s class of common stock was 234,998,005.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,776	$2,479
Prepaid expenses	222,167	222,167
Marketable securities	99,000	31,000

Total Current Assets	377,943	255,646

PROPERTY & EQUIPMENT (NET)	2,678	2,946

TOTAL ASSETS	$380,621	$258,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$631,449	$610,715
Accounts payable and accrued expenses-related parties	187,646	8,953
Accrued interest payable	354,877	357,708
Notes payable in default	871,082	871,082
Due to related parties	161,128	109,513
Convertible debenture	-	74,800
Notes payable	150,000	-

Total Current Liabilities	2,356,182	2,032,771

Total Liabilities	2,356,182	2,032,771

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 350,000,000 shares authorized; 240,998,005 (including 6,000,000 shares held in escrow) and 230,498,005 issued and 234,998,005 and 230,498,005 outstanding, respectively	240,998	230,498
Additional paid-in-capital	168,862,371	168,398,511
Accumulated (Deficit)	(171,078,931)	(170,403,189)

Total Stockholders’ Equity (Deficit)	(1,975,561)	(1,774,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$380,621	$258,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

REVENUES	-	-

OPERATING EXPENSES

General and administrative	39,138	28,120
Depreciation	268	-
Compensation and professional fees	684,891	172,745

Total Operating Expenses	724,297	200,865

OPERATING LOSS	(724,297)	(200,865)

OTHER INCOME (EXPENSES)

Gain (loss) on marketable securities	68,000	(26,976)
Interest expense	(19,445)	(57,005)

Total Other Income (Expenses)	48,555	(83,981)

LOSS BEFORE INCOME TAXES	(675,742)	(284,846)

INCOME TAX EXPENSE	-	-

NET LOSS	$(675,742)	$(284,846)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	234,531,338	205,277,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2020						(284,846)	(284,846)

Balance, March 31, 2020	1,000	$1	205,277,990	$205,278	$161,716,346	$(167,909,549)	$(5,987,924)

Balance, December 31, 2020	1,000	$1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

Shares issued for services			4,500,000	4,500	466,500		471,000

Shares issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		-

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2021						(675,742)	(675,742)

Balance, March 31, 2021	1,000	$1	240,998,005	$240,998	$168,862,371	$(171,078,931)	$(1,975,561)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(675,742)	(284,846)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Depreciation	268
Stock issued for services	471,000	-
Imputed interest on loan	3,360	3,360
(Gain) loss on marketable securities	(68,000)	26,976
Change in operating assets and liabilities
Increase in accounts payable and accrued expenses-related parties	178,693	-
Increase (decrease) in accrued interest payable	(2,831)	8,840
Increase in interest payable-related parties	-	44,260
Increase in accounts payable and accrued expenses	20,734	172,473

Net Cash Used in Operating Activities	(72,518)	(28,937)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from notes payable	150,000
Cash paid on convertible debenture	(74,800)
Cash received from related parties	51,615	28,901

Net Cash Provided by Financing Activities	126,815	28,901

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,297	(36)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,479	1,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,776	$1,399

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued and held in escrow for potential acquisition of license	$6,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) CONSOLIDATION

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2021, and for all periods presented herein, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. The Company expects with the acquisitions of GTI and subsequent acquisition of Bronx Family Eye Care, that these operations with help support the cashflow needs of the Company. Management also expects with the commencement of revenue generating operations from GTI and Bronx, that the warrants issued to shareholders will be exercised in the near future, thus providing capital for the Company and it’s growth plans. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

March 31, 2021

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At March 31, 2021 and December 31, 2020, no excess cash balances existed. There were no cash equivalents at March 31, 2021 and December 31, 2020.

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

ASC 740 requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

E) REVENUE RECOGNITION

The Company currently had no revenues during the quarters ended March 31, 2021 and 2020, however revenues have commenced in the second quarter 2021, and the Company recognizes revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products. The Company currently has minimal consulting sales with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

G) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 820, “Fair Value Measurements.” ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2021 and December 31, 2020.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3
Marketable Securities – March 31, 2021	$99,000	$-0-	$-0-
Marketable Securities – December 31, 2020	$31,000	$-0-	$-0-

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For March 31, 2021, there were 4,500,664 stock options outstanding, however their effects were anti-dilutive. For March 31, 2020, there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Three Months Ended
	March 31,
	2021	2020
Loss (numerator)	$(675,742)	$(284,846)
Shares (denominator)	234,531,338	205,277,990
Basic and diluted loss per share	$(0.00)	$(0.00)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321, “Investments – Equity Securities.” The fair value of these shares at March 31, 2021 and December 31, 2020 amounted to $99,000 and $31,000, respectively. All realized and unrealized gains and losses are recorded in earnings. For the three months ended March 31, 2021, the Company recorded a net gain of $68,000 which consisted of an unrealized gain of $68,000. For the three months ended March 31, 2020, the Company recorded a net loss of $26,976 which consisted of unrealized losses. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 - FIXED ASSETS

During the year ended 2020, the Company wrote off all fixed assets purchased prior to 2019, that were fully depreciated. Depreciation expense for the three months ended March 31, 2021 and 2020 was $268 and $0, respectively.

Fixed assets consist of the following:

	March 31, 2021	December 31, 2020
Computer equipment	$3,213	$3,213
Total fixed assets	3,213	3,213
Accumulated Depreciation	(535)	(267)
Net fixed assets	$2,678	$2,946

NOTE 5 – LICENSE

On February 28, 2021, pursuant to a Stock Purchase Agreement (the “SPA”) between the Company and Gold Transactions International, Inc. (GTI), the Company assumed a License Agreement held by GTI. The Company has not accounted for the acquisition of the license due to a performance obligation that has not yet been met, but is disclosing the terms of the License due to the legal acquisition of the license. The license provides access to a joint venture of companies (the “Network”), that buys gold from artisan miners internationally, and provides transportation, assaying, refining and storage facilities in the DMCC, a free trade zone for commodities trading in Dubai, and then sells the refined gold to its customers. The License Agreement grants the Company the following:

●	Access to the Network’s gold operations, to participate in the profits generated by the margin between the buy and sell prices, based on the % of funds advanced into the Network,
●	an exclusive license to market and promote the gold buy/sell program in an attempt to increase the buying power of the Network. The term of the License is un-defined and perpetual.

●	Reporting from the Network partners of gold transactions shared in, and the revenue generated on a monthly basis. Payments, however are quarterly to the Network partners.

Pursuant to the SPA, 100% of the GTI shares are to be exchanged for $6,000,000 worth of Company’s shares (6,000,000 shares). However due to performance obligations included in the SPA not having been met by March 31, 2021 or subsequently through the date these financial statements were issued, the Company has transferred the Company’s shares to an escrow account and recorded the shares as issued but not outstanding.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

NOTE 6 - RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. During the three months ended March 31, 2021 and 2020, Mr. Reichman advanced $51,615 and $28,901, respectively, and was repaid $0 and $, respectively. At March 31, 2021 and December 31, 2020, the amounts owed to Mr. Reichman are $161,128 and $109,513, respectively.

Accrued Wages

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the three months ended March 31, 2021 and 2020. The accrued wages for the three months ended March 31, 2021 and 2020 are $170,000 and $170,000, respectively. The balance of accrued wages due to the officers at March 31, 2021 and December 31, 2020, are $170,000 and $0, respectively.

NOTE 7 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At March 31, 2021 and December 31, 2020, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at March 31, 2021 and December 31, 2020 are $354,877 and $345,663, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default . Accrued interest at March 31, 2021 and December 31, 2020 is $21,150 and $20,880, respectively.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at March 31, 2021 and December 31, 2020 is $32,749 and $32,299, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at March 31, 2021 and December 31, 2020 is $27,404 and $27,091, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at March 31, 2021 and December 31, 2020 is $52,987 and $52,287, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2019, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest at March 31, 2021 and December 31, 2020 is $150,764 and $145,909, respectively.

In January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements, but the note is in default. Interest expense in the amount of $13,440 has been imputed for this note in 2020 and 2019, with an offsetting entry to additional paid in capital.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest at March 31, 2021 and December 31, 2020 is $12,795 and $12,383, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur and this note is in default. Accrued interest at March 31, 2021 and December 31, 2020 is $38,818 and $37,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur and this note is in default. Accrued interest at March 31, 2021 and December 31, 2020 is $12,709 and $12,300, respectively.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018 and is in default. Accrued interest at March 31, 2021 and December 31, 2020 is $2,117 and $2,042, respectively.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018 and is in default. Accrued interest at March 31, 2021 and December 31, 2020 is $3,009 and $2,904, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

March 31, 2021	December 31, 2020	Interest	Interest Expense
Principal	Principal	Rate	3/31/2021	3/31/2020	Maturity
$32,960	32,960	5.00%	412	412	10/5/18
32,746	32,746	5.00%	409	409	10/5/18
5,000	5,000	6.00%	75	75	10/5/18
100,000	100,000	5.00%	1,250	1,250	10/5/18
7,000	7,000	6.00%	105	105	10/5/18
388,376	388,376	5.00%	4,855	4,855	10/5/18
192,000	192,000	0%	3,360	3,360	10/5/18
18,000	18,000	6.00%	270	270	9/1/2002
30,000	30,000	6.00%	450	450	9/12/2002
25,000	25,000	5.00%	313	313	8/31/2000
40,000	40,000	7.00%	700	700	7/10/2002

$871,082	$871,082		$12,199	$12,199

At March 31, 2021 and December 31, 2020, accrued interest on the outstanding notes payable were $354,877 and $319,307, respectively and related party notes was $0 and $343,056, respectively. Interest expense on the outstanding notes amounted to $12,574 and $56,502 for the three months ended March 31, 2021 and 2020, including the imputed interest discussed above.

(c) CONVERTIBLE DEBENTURE:

On November 27, 2020, the Company executed a convertible debenture with a corporation in the amount of $74,800, 10% interest per annum, unsecured, due on November 27, 2021. The debenture included a conversion right to be exercised at any time 180 days after execution of the note and was convertible into common stock of the Company at 75% of the market price, being calculated as the lowest three trading prices during the fifteen trading day period prior to conversion. The Debenture also required the Company to reserve 5 times the expected conversion share amount at the transfer agent, to ensure there were sufficient shares available upon conversion.

The convertible debenture also contained an OID or original issue discount of $6,800, which was deducted from the proceeds, thus resulting in $68,000 net proceeds to the Company. Because the Company prepaid the debenture in February 2021, it incurred a 20% pre-payment penalty, and expensed the OID in full during 2020.

Accrued interest and penalties at March 31, 2021 and December 31, 2020 were $0 and $12,045, respectively. At March 31, 2021 and December 31, 2020, the Convertible Debenture balance was $0 and $74,800, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

(d) NOTES PAYABLE

On February 26, 2021, the Company executed a note agreement with an Individual in the amount of $100,000, 1% interest per annum, unsecured, due December 31, 2021. Accrued interest at March 31, 2021 and December 31, 2020 was $250 and $0, respectively.

On March 26, 2021, the Company executed a note agreement with an Individual in the amount of $50,000, 1% interest per annum, unsecured, due December 31, 2021. Accrued interest at March 31, 2021 and December 31, 2020 was $125 and $0, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the three months ended March 31, 2021 and 2020, the Company issued 4,500,000 shares of common stock with a fair market value of $471,000 and 0 shares, respectively, for services rendered. The services performed during the quarter were, legal, IR services, IT and consulting. All services performed were to outside, unrelated third parties.

On February 28, 2021, the Company executed a Stock Purchase Agreement wherein the Company acquired all the issued and outstanding stock of Gold Transactions International, Inc. (GTI) (a Utah Corporation), for the issuance of 6,000,000 shares of common stock valued at $6,000,000 on the grant date of February 24, 2021. Pursuant to the SPA, a performance obligation exists wherein GTI must achieve a certain profit margin once revenues commence to receive the shares issued. Therefore, the shares have been placed in escrow until the performance obligation is met and the acquisition has not been included in these financial statements. The acquisition of GTI will be accounted for as an asset purchased due to the fact that GTI had been newly formed, had only one asset or asset group and had no operations at the time of the acquisition. Revenue generation for GTI commenced in Q2 of 2021, and the performance obligation is expected to satisfied at the end of Q2. GTI is in the business of participating, through a License Agreement, with a private joint venture network of companies, in transporting, assaying, buying, storing and selling gold from international artisan gold miners. After the mined dore gold has been shipped to a network third party refinery in the DMCC, a free trade zone in Dubai, the artisan miner’s gold is purchased and refined and sold to the network’s customers. GTI makes revenue on the margin spread of the buy and sell prices.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

Assumptions:	2021	2020
Assumptions applicable to stock options issued
Risk-free interest rate	-%	3%
Expected lives (in years)	-	2
Expected stock volatility	-%	72%
Dividend yield	-	-

Stock option transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2020	-	$-	-	$-
Granted	4,500,664	.01	2 yrs	427,563
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31,2020	4,500,664	$.01	2 yrs	$427,563
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2021	4,500,664	$.01	1.75 yrs	$427,563

OTHER

During the three months ended March 31, 2021 and 2020, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360 and $3,360, respectively, as an increase in additional paid in capital (see Note 7).

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2021

NOTE 9 - LEGAL ACTIONS

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American Resource Technologies, Inc., (ARUR) and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, Docket No. 17-CV-0698. The case was subsequently withdrawn due to the close of ARUR operations. During 2020, the Company was successful in recalling the 4,668,530 shares and cancelling them from the shareholder list.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

Effective April 1, 2021, the Company, signed a binding agreement (the “Agreement”) with Bronx Family Eye Care, Inc. (BFE), engaged in the business of full scope optometry at its four primary locations, three of which are in the Bronx, one of which is in Manhattan, New York, as well as at a fabrication facility in the Bronx. The two companies agreed to engage in a business combination such that BFE will become a wholly owned subsidiary of GTII, and the shareholders of BFE will acquire two million six hundred fifty thousand (2,650,000) shares of the Company’s common stock, subject to the terms and conditions set forth in the Agreement. The Agreement also includes a requirement to have a 2-year audit from a licensed CPA firm as a condition to the finalization of the Agreement, therefore, no operating activities, assets or liabilities will be consolidated with the Company until this final condition is met.

There were no acquisition related costs incurred in acquiring BFE. The initial accounting of the BFE acquisition is incomplete as of the date of the Company’s 10-Q filing. Therefore, disclosures related to the issuers recording of the acquisition, and related balance sheet and income statement disclosures cannot be made at this time. Effective April 1, 2021, the operations of BFE will be consolidated with the Company, upon the conditions described above being met. BFE is a currently operating company with revenues in excess of $1,000,000 annually.

On March 22, 2021, the Company declared a warrant dividend to the shareholders of record on April 1, 2021, to be administered via it’s transfer agent Liberty Stock Transfer. On April 8, 2021, the Company issued the warrants to its shareholder at a rate of 1 warrant for each 10 shares owned as of April 1, 2021. The warrant entitles the holder to purchase one restricted share of GTII common stock for a price of $2.75 (the strike price). The warrant has a 2-year term and expires on April 8, 2023.

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

The Company currently has investing operations through TTII Strategic Acquisitions and Equity Group, Inc., wherein the Company holds various Marketable Securities, however the amounts of investments are minimal as of March 31, 2021. The Company is also involved in various merger and acquisition activities, and is currently negotiating opportunities that are expected to bring operating revenues to the Company. The Company continues to seek opportunities to utilize its intellectual properties and relationships with our valued business associates.

On February 28, 2021, the Company executed a Stock Purchase Agreement wherein the Company acquired all the issued and outstanding stock of Gold Transactions International, Inc. (GTI) (a Utah Corporation), for the issuance of 6,000,000 shares of common stock valued at $6,000,000 on the grant date of February 24, 2021. Pursuant to the SPA, a performance obligation exists wherein GTI must achieve a certain profit margin once revenues commence to receive the shares issued. Therefore, the shares have been placed in escrow until the performance obligation is met and the acquisition has not been included in these financial statements. The acquisition of GTI will be accounted for as an asset purchased due to the fact that GTI had been newly formed, had only one asset or asset group and had no operations at the time of the acquisition. Revenue generation for GTI commenced in Q2 of 2021, and the performance obligation is expected to satisfied at the end of Q2. GTI is in the business of participating, through a License Agreement, with a private joint venture network of companies, in transporting, assaying, buying, storing and selling gold from international artisan gold miners. After the mined dore gold has been shipped to a network third party refinery in the DMCC, a free trade zone in Dubai, the artisan miner’s gold is purchased and refined and sold to the network’s customers. GTI makes revenue on the margin spread of the buy and sell prices.

Employees

As of May 12, 2021 we have 1 full-time employee and one part time employee. We have not experienced any work stoppages and we consider relations with its employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020:

There were no revenues generated during the three months ended March 31, 2021 or 2020. Our general operating expenses increased from $200,865 in 2020 to $724,297 in 2021. The increase was primarily the result of an increase in professional services for investor relations. The Company issued $471,000 in stock to our professionals during the first quarter 2021 as compared to $0 for the first quarter 2020. Our interest expense decreased to $19,445 at March 31, 2021 from $57,005 at March 31, 2020, due to the conversion of related party debt at December 31, 2020. We also had unrealized gains from our marketable securities of $68,000 at March 31, 2021, compared to a loss of $(26,976) at March 31, 2020.

Our net loss increased by $390,896 from $(284,846) in 2020 to a loss of $(675,742) in 2021. The primary reason for this increase was the increase in investor relations professional services, as the Company entered a growth stage of acquisitions and funding requirements. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions. With the two acquisitions generating revenues beginning in the 2nd quarter, we expect a changing business environment. Management and the Board are considering additional acquisitions forth coming.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021 we had cash on hand of $56,776 compared to $2,479 at December 31, 2020. Cash used by our operations of $(72,518) in 2021 compared to cash used of $(28,937) in 2020. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. In the first three months of 2021 our CEO advance $51,615 as compared to cash advance of $28,901 during 2020. We received $150,000 during the first quarter of 2021, from debt financing, which was used to satisfy the convertible debenture of $74,800 plus accrued interest and penalties. We anticipate that we will continue to have a negative cash flow from operations for 2021. We do not have sufficient cash on hand at March 31, 2021 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, and expand the operations of our acquisitions to assist in our cashflow needs.

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

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to expand and develop its new acquisition operating activities to generate significant cashflow to allow it to pay its current obligations and settle its remaining obligations. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or liquid assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(1,987,239) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

There are no new contractual obligations for the quarter ended March 31, 2021.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2020. In addition, the Company has limited working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult to raise capital.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of March 31, 2021.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of common stock sold for cash during the three months ended March 31, 2021.

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

Dated: May 17, 2021	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 17, 2021
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 17, 2021
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 17, 2021
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: May 17, 2021
Donald Gilbert, Director

