Form 10-Q
period 2021-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2021-08-16
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

June 30, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________ to ______________

Commission File Number: 000-10210

GLOBAL TECH INDUSTRIES GROUP, INC.

(Exact name of registrant as specified in its charter)

nevada	90-1604380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

As of August 16, 2021 the number of shares outstanding of the registrant’s class of common stock was 245,315,000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,757	$2,479
Prepaid expenses	-	222,167
Marketable securities	380,000	31,000

Total Current Assets	414,757	255,646

PROPERTY & EQUIPMENT (NET)	2,411	2,946

OTHER ASSETS
License	5,000	-
Fine art	67,845	-

Total Other Assets	72,845	-

TOTAL ASSETS	$490,013	$258,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$652,184	$610,715
Accounts payable and accrued expenses-related parties	365,551	8,953
Accrued interest payable	363,341	357,708
Notes payable in default	871,082	871,082
Due to related parties	105,440	109,513
Convertible debenture	-	74,800
Stock deposits	340,000	-

Total Current Liabilities	2,697,598	2,032,771

Total Liabilities	2,697,598	2,032,771

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 550,000,000 shares authorized; 245,315,000 (including 10,150,000 shares held in escrow) and 230,498,005 issued and 235,165,000 and 230,498,005 outstanding, respectively	245,315	230,498
Additional paid-in-capital	227,417,938	168,398,511
Accumulated (Deficit)	(229,870,839)	(170,403,189)

Total Stockholders’ Equity (Deficit)	(2,207,585)	(1,774,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$490,013	$258,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	62,248	53,548	101,386	81,668
Depreciation	267	-	535	-
Compensation and professional fees	1,307,689	252,495	1,992,580	425,240

Total Operating Expenses	1,370,204	306,043	2,094,501	506,908

OPERATING LOSS	(1,370,204)	(306,043)	(2,094,501)	(506,908)

OTHER INCOME (EXPENSES)

Gain (loss) on marketable securities	281,000	11,109	349,000	(15,867)
Interest expense	(12,904)	(57,704)	(32,349)	(114,709)

Total Other Income (Expenses)	268,096	(46,595)	316,651	(130,576)

LOSS BEFORE INCOME TAXES	(1,102,108)	(352,638)	(1,777,850)	(637,484)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,102,108)	$(352,638)	$(1,777,850)	$(637,484)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	235,044,159	206,544,709	233,779,672	205,911,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2020						(284,846)	(284,846)

Balance, March 31, 2020	1,000	$1	205,277,990	$205,278	$161,716,346	$(167,909,549)	$(5,987,924)

Imputed interest – loan					3,360		3,360

Shares issued for services			4,540,000	4,540	87,761		92,301

Shares cancelled from ARUR acquisition recission			(4,668,530)	(4,668)	4,668		-

Net loss for the three months ended June 30, 2020						(352,638)	(352,638)

Balance, June 30, 2020	1,000	$1	205,149,460	$205,150	$161,812,135	$(168,262,187)	$(6,244,901)

Balance, December 31, 2020	1,000	$1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

Shares issued for services			4,500,000	4,500	466,500		471,000

Shares issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		0

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2021						(675,742)	(675,742)

Balance, March 31, 2021	1,000	$1	240,998,005	$240,998	$168,862,371	$(171,078,931)	$(1,975,561)

Shares issued for services and prepaid shares earned (Note 9)			166,995	167	866,557		866,724

Warrants issued to shareholders of record on April 1, 2021 as dividend					57,689,800	(57,689,800)

Shares issued and held in escrow for the potential acquisition of Bronx Family Eye and My Retina			4,150,000	4,150	(4,150)		-

Imputed interest – loan					3,360		3,360

Net loss for the three months ended June 30, 2021						(1,102,108)	(1,102,108)

Balance, June 30, 2021	1,000	$1	245,315,000	$245,315	$227,417,938	$(229,870,839)	$(2,207,585)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,777,850)	(637,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	535	-
Stock issued for services	1,337,724	92,301
Imputed interest on loan	6,720	6,720
(Gain) loss on marketable securities	(349,000)	15,867
Change in operating assets and liabilities
Decrease is prepaid expenses	222,167	-
Increase in accounts payable and accrued expenses-related parties	356,598	322,322
Increase in accrued interest payable	5,633	17,678
Increase in interest payable-related parties	-	88,525
Increase in accounts payable and accrued expenses	41,469	4,056

Net Cash Used in Operating Activities	(156,004)	(90,015)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid for fine art	(67,845)	-
Cash paid for license	(5,000)	-

Net Cash Used in Investing Activities	(72,845)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from stock deposits	340,000	-
Cash paid on convertible debenture	(74,800)	-
Cash paid on related party loans	(109,325)	-
Cash received from related party loans	105,252	89,943

Net Cash Provided by Financing Activities	261,127	89,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,278	(72)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,479	1,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,757	$1,363

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued and held in escrow for potential acquisitions	10,150	-
Reclassification of notes payable to stock deposits	150,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) CONSOLIDATION

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2021, and the results of operations and cash flows for the three and six months then ended, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. The Company expects with the acquisitions of GTI, Bronx Family Eye Care, and My Retina, that these operations will help support the cashflow needs of the Company. Management also expects with the commencement of revenue generating operations from these subsidiaries, that the warrants issued to shareholders will be exercised in the near future, thus providing capital for the Company and its growth plans. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

On March 11, 2020, the World Health Organization declared the outbreak of a coronavirus (COVID-19) a pandemic. As a result, economic uncertainties have arisen which have the potential to negatively impact the Company’s ability to raise funding from the markets. Other financial impacts could occur though such potential impacts are unknown at this time.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., TTI Strategic Acquisitions and Equity Group, Inc, TTII Oil & Gas, Inc., and GT International, Inc. All subsidiaries of the Company, other than TTI Strategic Acquisitions and Equity Group, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated. Because the performance obligations associated with the acquisitions of GTI, Bronx and My Retina have not yet been met, these subsidiaries are still contingent and have not been consolidated with the Company.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At June 30, 2021 and December 31, 2020, no excess cash balances existed. There were no cash equivalents at June 30, 2021 and December 31, 2020.

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

E) REVENUE RECOGNITION

The Company had no revenues during the six months ended June 30, 2021 and 2020, however when revenues commence, the Company will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized per our contract with our customers at a point of time when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, and after all our performance obligations have been met. The Company currently has minimal consulting sales with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2021 and December 31, 2020.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

The following table presents the Company’s marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3
Marketable Securities – June 30, 2021	$380,000	$-0-	$-0-
Marketable Securities – December 31, 2020	$31,000	$-0-	$-0-

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For June 30, 2021, there were 4,500,664 stock options outstanding, however their effects were anti-dilutive. For June 30, 2020, there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Three Months Ended
	June 30,
	2021	2020
Loss (numerator)	$(1,102,108)	$(352,638)
Shares (denominator)	235,044,159	206,544,709
Basic and diluted loss per share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2021	2020
Loss (numerator)	$(1,777,850)	$(637,484)
Shares (denominator)	233,779,672	205,911,350
Basic and diluted loss per share	$(0.01)	$(0.00)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321, “Investments – Equity Securities.” The fair value of these shares at June 30, 2021 and December 31, 2020 amounted to $380,000 and $31,000, respectively. All realized and unrealized gains and losses are recorded in earnings. For the three months ended June 30, 2021, the Company recorded a gain of $281,000 which consisted of unrealized gains. For the three months ended June 30, 2020, the Company recorded unrealized losses of $11,109. For the six months ended June 30, 2021, the Company recorded unrealized gains of $349,000 compared to unrealized losses of $(15,867) for the six months ended June 30, 2020. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 - FIXED ASSETS

During the year ended 2020, the Company wrote off all fixed assets purchased prior to 2019, that were fully depreciated. Depreciation expense for the six months ended June 30, 2021 and 2020 was $535 and $0, respectively.

Fixed assets consist of the following:

	June 30, 2021	December 31, 2020
Computer equipment	$3,213	$3,213
Total fixed assets	3,213	3,213
Accumulated Depreciation	(802)	(267)
Net fixed assets	$2,411	$2,946

NOTE 5 LICENSES

GOLD TRANSACTIONS NETWORK LICENSE

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

Pursuant to the SPA, 100% of the GTI shares are to be exchanged for $6,000,000 worth of Company’s shares (6,000,000 shares). However due to performance obligations included in the SPA not having been met by June 30, 2021 or subsequently through the date these financial statements were issued, the Company has transferred the Company’s shares to an escrow account and reported the shares as issued but not outstanding.

DIGITAL TRADING PLATFORM LICENSE

On May 1, 2021, the Company entered an agreement with Alt 5 Sigma, Inc. (“Alt 5”), wherein Alt 5 licensed their Alt5Pro Digital Asset Platform to the Company and created “Beyond Blockchain”, a digital asset trading platform to be used by the Company and its shareholders and the public for trading digital assets. The Company paid $5,000 for the license and also pays a monthly hosting fee to Alt 5, which is expensed as incurred. The term of the license is for 12 months with an automatic renewal for an additional 12 months. The license will be amortized over the term of 24 months, using the straight line method.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 6 – FINE ART

On April 7, 2021, the Company executed a Contractor Agreement with Ronald Cavalier, an artist with galleries in Greenwich, CT, New York City, Nantucket Island and Palm Beach, FL. Pursuant to this agreement, Mr. Cavalier has assisted the Company in acquiring 2 pieces of art for eventual digitization as a Non Fungible Token (NFT). On April 23, 2021, the Company purchased an original Picasso: “Quatre Femmes Nues Et Tete Sculptee”, which was executed in 1934 on Montval laid paper and published by A. Vollard, Paris in 1939. The Company paid $35,940 for this piece of fine art.

On June 4, 2021, the Company purchased another piece of fine art, an Andy Warhol gelatin silver print of Bianca Jagger on a white horse taken by Warhol at the famed Studio 54 (the “Warhol Print”) for $31,905. The Company intends to digitalize both pieces of fine art and issue an NFT to shareholders as a dividend, therefore, the fine art has been characterized as an other asset-not purchased for re-sale, but rather to be held for the long term.

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to related parties consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. During the six months ended June 30, 2021 and 2020, Mr. Reichman advanced $105,252 and $89,943, respectively, and was repaid $109,325 and $0, respectively. At June 30, 2021 and December 31, 2020, the amounts owed to Mr. Reichman are $105,440 and $109,513, respectively.

Accrued Wages

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the six months ended June 30, 2021 and 2020. The accrued wages for the six months ended June 30, 2021 and 2020 are $340,000 and $340,000, respectively. The balance of accrued wages due to the officers at June 30, 2021 and December 31, 2020, are $340,000 and $0, respectively.

NOTE 8 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At June 30, 2021 and December 31, 2020, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at June 30, 2021 and December 31, 2020 are $363,341 and $345,663, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default. Accrued interest at June 30, 2021 and December 31, 2020 is $21,420 and $20,880, respectively.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at June 30, 2021 and December 31, 2020 is $33,199 and $32,299, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at June 30, 2021 and December 31, 2020 is $27,717 and $27,091, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at June 30, 2021 and December 31, 2020 is $53,687 and $52,287, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2019, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest at June 30, 2021 and December 31, 2020 is $155,619 and $145,909, respectively.

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

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest at June 30, 2021 and December 31, 2020 is $13,207 and $12,383, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur and this note is in default. Accrued interest at June 30, 2021 and December 31, 2020 is $40,068 and $37,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur and this note is in default. Accrued interest at June 30, 2021 and December 31, 2020 is $13,118 and $12,300, respectively.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018 and is in default. Accrued interest at June 30, 2021 and December 31, 2020 is $2,192 and $2,042, respectively.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018 and is in default. Accrued interest at June 30, 2021 and December 31, 2020 is $3,114 and $2,904, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

June 30, 2021	December 31, 2020	Interest	Interest Expense
Principal	Principal	Rate	6/30/2021	6/30/2020	Maturity
$32,960	32,960	5.00%	824	824	10/5/18
32,746	32,746	5.00%	818	818	10/5/18
5,000	5,000	6.00%	150	150	10/5/18
100,000	100,000	5.00%	2,500	2,500	10/5/18
7,000	7,000	6.00%	210	210	10/5/18
388,376	388,376	5.00%	9,710	9,710	10/5/18
192,000	192,000	0%	6,720	6,720	10/5/18
18,000	18,000	6.00%	540	540	9/1/2002
30,000	30,000	6.00%	900	900	9/12/2002
25,000	25,000	5.00%	626	626	8/31/2000
40,000	40,000	7.00%	1,400	1,400	7/10/2002

$871,082	$871,082		$24,398	$24,398

At June 30, 2021 and December 31, 2020, accrued interest on the outstanding notes payable were $363,341 and $345,663, respectively and related party notes was $0 and $0, respectively. Interest expense on the outstanding notes amounted to $24,398 and $88,606 for the six months ended June 30, 2021 and 2020, including the imputed interest discussed above.

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

Accrued interest and penalties at June 30, 2021 and December 31, 2020 were $0 and $12,045, respectively. At June 30, 2021 and December 31, 2020, the Convertible Debenture balance was $0 and $74,800, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

(d) STOCK DEPOSITS

On February 26, 2021, the Company received cash from an accredited investor in the amount of $100,000, as a deposit for the eventual issuance of common shares of the Company.

On March 26, 2021, the Company received an additional amount of $50,000 from an accredited investor as an upfront deposit for common shares of the Company to be issued later in 2021.

During the 2nd quarter 2021, the Company received 5 advances totaling $190,000 from an accredited investor as an upfront deposit for the issuance of common shares of the Company later in 2021.

Stock deposits are advances only and do not bear interest and are unsecured, but have the intention of being satisfied through the issuance of common shares of the Company during the current fiscal period.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2021 and 2020, the Company issued 4,666,995 and 4,540,000 shares of common stock with a fair market value of $1,337,724 and $92,301, respectively, for services rendered. The services performed during the quarter were, legal, IR services, IT and consulting. All services performed were to outside, unrelated third parties.

During the second quarter 2021, the Company re-negotiated its contractor agreements with its contract professionals, wherein, due to the increase stock price during 2021, the contractors agreed to accept the shares issued in the first quarter 2021 (250,000 shares each), as a prepayment (escrow) of shares, and agreed to record the earned shares each quarter, based on the 10 day moving average stock price at quarters end, based on the individual contractor agreed compensation. This change in contract administration required a recording of expense at June 30, 2021 in the amount of $600,750, and an identical entry to paid in capital, without the issuance of additional shares.

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

Effective April 1, 2021, the Company, signed a binding agreement (the “Agreement”) with Bronx Family Eye Care, Inc. (BFE), engaged in the business of full scope optometry at its four primary locations, three of which are in the Bronx, one of which is in Manhattan, New York, as well as at a fabrication facility in the Bronx. The two companies agreed to engage in a business combination such that BFE will become a wholly owned subsidiary of GTII, and the shareholders of BFE will acquire two million six hundred fifty thousand (2,650,000) shares of the Company’s common stock, subject to the terms and conditions set forth in the Agreement. The 2,650,000 shares have been issued, but are held in escrow until the closing conditions are met, therefore these share are reported as issued but not outstanding. The Agreement also includes a requirement to have a 2-year audit from a licensed CPA firm as a condition to the finalization of the Agreement, therefore, no operating activities, assets or liabilities will be consolidated with the Company until this final condition is met.

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

On March 22, 2021, the Company declared a warrant dividend to the shareholders of record on April 1, 2021, to be administered via its transfer agent Liberty Stock Transfer. On April 8, 2021, the Company issued the warrants to its shareholder at a rate of 1 warrant for each 10 shares owned as of April 1, 2021. The warrant entitles the holder to purchase one restricted share of GTII common stock for a price of $2.75 (the strike price). The warrant has a 2-year term and expires on April 8, 2023. The Company recorded a debit to Retained deficit of $57,689,800 with an offsetting credit adjustment to Paid in capital in the same amount, to record the dividend.

On June 24, 2021, the Company executed a Stock Purchase Agreement (SPA) with MyRetinaDocs LLC (“My Retina”), a New York Limited Liability Company, with principal business operations in New York City. My Retina is a SaaS software and practice management company performing diagnostic medical care services. My Retina licenses, leases and operates its proprietary telemedicine software, as well as medical equipment together to offer eye exam data to its clients. My Retina also has a diagnostic medical eye exam company that provides on-demand services of at-home eye exams to patients, as well as bulk exams conducted at medical offices and virtual exams conducted through telemedicine software. The Company issued 1,500,000 shares of common stock in exchange for 100% of all outstanding interests in My Retina subject to the terms and conditions set forth in the Agreement. The 1,500,000 shares are being held in escrow until the closing conditions have been met, therefore these shares are reported as issued but not outstanding. The Agreement also includes a requirement to have a 2-year audit from a licensed CPA firm as a condition to the finalization of the Agreement, therefore, no operating activities, assets or liabilities will be consolidated with the Company until this final condition is met.

There were no acquisition related costs incurred in acquiring My Retina. The initial accounting of the My Retina acquisition is incomplete as of the date of the Company’s 10-Q filing. Therefore, disclosures related to the issuers recording of the acquisition, and related balance sheet and income statement disclosures cannot be made at this time.

On June 28, 2021, the Company increased its authorized shares of common stock to 550,000,000.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

Assumptions:	2021	2020
Assumptions applicable to stock options issued
Risk-free interest rate	-%	3%
Expected lives (in years)	-	2
Expected stock volatility	-%	72%
Dividend yield	-	-

Stock option transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2020	-	$-	-	$-
Granted	4,500,664	.01	2 yrs	427,563
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31,2020	4,500,664	$.01	2 yrs	$427,563
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2021	4,500,664	$.01	1.75 yrs	$427,563

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

WARRANTS

On March 22, 2021, GTII entered into a warrant agreement with Liberty Stock Transfer Agent (“Liberty”), whereby Liberty agreed to act as GTII’s warrant agent in its offering of warrants to GTII’s shareholders (each, a “Warrant”). All shareholders of record on April 1, 2021, were issued 0.10 of a Warrant per share of Common Stock held of record by such holder. This agreement created 23,364,803 warrants to the shareholders of the Company as a dividend valued at $57,689,800, and recorded as a decrease in retained earnings with the offsetting entry to paid in capital. The Warrants were issued on April 8, 2021. Each full Warrant shall be exercisable into one share of GTII’s common stock at an exercise price of $2.75. The Warrants shall expire on April 8, 2023. Manhattan Transfer Registrar Co. shall act as co-agent with Liberty. On July 27, 2021, the Company filed an Amended Registration Statement to register the warrants to be free trading when exercised.

Assumptions:	2021 Warrants
Assumptions applicable to stock options issued
Risk-free interest rate	.25- %
Expected lives (in years)	2-
Expected stock volatility	266- %
Dividend yield	-

Warrant transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2020	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2020	-	$-	-	$-
Granted	23,364,803	2.75	2.0 yrs	$57,689,800
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2021	23,364,803	$2.75	1.75 yrs	$57,689,800

OTHER

During the three months ended June 30, 2021 and 2020, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360 and $3,360, respectively, as an increase in additional paid in capital (see Note 7).

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2021

NOTE 10 - LEGAL ACTIONS

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On July 30, 2021 the Company executed a binding Letter of Intent with We SuperGreen Energy Corp (“WSGE”) a renewable clean energy company with offices in Costa Mesa CA. Under the terms of the LOI, GTII and WSGE will work toward a definitive agreement whereby GTII would acquire 100% of WSGE for a mutually agreed upon number of shares of GTII’s common stock. The LOI will automatically terminate if a definitive agreement is not entered into within thirty days after the date of the LOI.

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

h)	litigation with or legal claims and allegations by outside parties against GTII, including but not limited to challenges to intellectual property rights;and

i)	insufficient revenues to cover operating costs.

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

The Company currently has investing operations through TTII Strategic Acquisitions and Equity Group, Inc., wherein the Company holds various Marketable Securities, however the amounts of investments are minimal as of June 30, 2021. The Company is also involved in various merger and acquisition activities, and is currently negotiating opportunities that are expected to bring operating revenues to the Company. The Company continues to seek opportunities to utilize its intellectual properties and relationships with our valued business associates.

On February 28, 2021, the Company executed a Stock Purchase Agreement wherein the Company acquired all the issued and outstanding stock of Gold Transactions International, Inc. (GTI) (a Utah Corporation), for the issuance of 6,000,000 shares of common stock valued at $6,000,000 on the grant date of February 24, 2021. Pursuant to the SPA, a performance obligation exists wherein GTI must achieve a certain profit margin once revenues commence to receive the shares issued. Therefore, the shares have been placed in escrow until the performance obligation is met and the acquisition has not been included in these financial statements. The acquisition of GTI will be accounted for as an asset purchased due to the fact that GTI had been newly formed, had only one asset or asset group and had no operations at the time of the acquisition. Revenue generation for GTI commenced in Q2 of 2021, and the performance obligation is expected to be satisfied at the end of Q3. GTI is in the business of participating, through a License Agreement, with a private joint venture network of companies, in transporting, assaying, buying, storing and selling gold from international artisan gold miners. After the mined dore gold has been shipped to a network third party refinery in the DMCC, a free trade zone in Dubai, the artisan miner’s gold is purchased and refined and sold to the network’s customers. GTI makes revenue on the margin spread of the buy and sell prices.

March 17, 2021, the Company’s Board of Directors approved the declaration by management of a Warrant to holders of its common stock to purchase additional shares of stock. On March 22, 2021, Global Tech Industries Group, Inc., (“GTII”) a Nevada corporation, entered into a warrant agreement with Liberty Stock Transfer Agent (“Liberty”), whereby Liberty agreed to act as GTII’s warrant agent in its offering of warrants to GTII’s shareholders (each, a “Warrant”). All shareholder of record on April 1, 2021, were issued 0.10 of a Warrant per share of Common Stock held of record by such holder. However, no fractional Warrants were issued. The Warrants were issued on or about April 8, 2021. Each full Warrant shall be exercisable into one share of GTII’s common stock at an exercise price of $2.75. The Warrants shall expire on April 8, 2023. Manhattan Transfer Registrar Co. shall act as co-agent with Liberty. The Warrants do not have a cashless exercise provision.

During the first and second quarters of 2021, the Company entered into binding agreements with three companies in the field of eye care, retail eye wear, full scope optometry, telemedicine software, and at-home and bulk eye exams. The Bronx Family Eye Care, Inc. is a company that provides retail eyewear and medically oriented full scope optometry at four brick and mortar locations. Bronx Family’s licensed optometrists use cutting-edge equipment to provide diagnosis and treatment for diseases of the eye, as well as corrective eyewear. Bronx Family also performs edging of lenses for its customers at their in-house facility, as well as providing services to outside practices. My Retina is a SaaS (Software as a Service) software and practice management company that fills an important need for their client-companies to satisfy diagnostic medical care measures in an in- home/house-call setting. My Retina licenses, leases, and operates its proprietary telemedicine software, as well as medical equipment, which together expedite diagnostic medical eye exam data to its corporate clients. Eyecare and Eyewear, Inc. is a diagnostic medical eye exam company that provides on-demand services of at-home eye exams to patients, as well as bulk exams conducted at medical offices, and virtual exams conducted through telemedicine software.

During the second quarter of 2021, the Company signed an agreement with Alt5 Sigma to host a trading platform. The Company then launched Beyond Blockchain (a GTII company) on June 18, 2021, an online cryptocurrency trading platform that provides access to Digital Currency and is changing the way customers transact with Digital Assets. Beyond Blockchain is a registered Money Services Business under FINTRAC guidelines and incorporate world class AML and KYC technology. It uses two-factor authentication to secure customers’ assets as well as AI liveness testing to secure the user experience. Beyond Blockchain allows multi-currency clearing and direct settlements in Bitcoin (BTC), Ethereum (ETH), Tether (USDT), Bitcoin Cash (BCH), Litecoin (LTC), Bitcoin SV (BSV), Aave (AAVE), Compound (COMP), Uniswap (UNI), Chainlink (LINK) and Yearn Finance (YFI).

On June 28, 2021, the Company increased its authorized shares of common stock to 550,000,000.

Employees

As of August 2, 2021 we have 1 full-time employee and 1 part time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020:

There were no revenues generated during the three months ended June 30, 2021 or 2020. Our general operating expenses increased from $306,043 in 2020 to $1,370,204 in 2021. The increase was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting for our digital asset platform and fine art. The Company issued $866,724 in stock to our professionals during the second quarter 2021 as compared to $92,301 for the second quarter 2020. Our interest expense decreased to $12,904 for the three months ended June 30, 2021 from $57,704 for the three months ended June 30, 2020, due to the conversion of related party debt at December 31, 2020. We also had unrealized gains from our marketable securities of $281,000 for the three months ended June 30, 2021, compared to a gain of $11,109 for the three months ended June 30, 2020.

Our net loss increased by $749,470 from $(352,638) in the 2nd quarter 2020 to a loss of $(1,102,108) in the 2nd quarter 2021. The primary reason for this increase was the increase in professional services, as the Company entered a growth stage of acquisitions and funding requirements. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions. With the three acquisitions generating revenues beginning in the 2nd quarter, we expect a changing business environment. Management and the Board are considering additional acquisitions forth coming.

Results of Operations for the Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020:

We realized revenues of $0 during the six months ended June 30, 2021 and 2020. Our general operating expenses increased from $506,908 in 2020 to $2,094,501 in 2021. The increase was primarily the result of increases in professional fees related to our acquisitions, investor relations and consulting on our fine art and NFT trading platform.

Our net loss increased by $1,140,366 from $(637,484) in 2020 to a loss of $(1,777,850) in 2021. The primary reason for this increase was the significant increase in professional fees of $1,567,340, less the gain we received from our unrealized gain on marketable securities of $349,000 compared to a loss of $(15,867) during the six months ended June 30, 2020. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021 we had cash on hand of $34,757 compared to $2,479 at December 31, 2020. Cash used by our operations of $(156,004) during the six months ended June 30, 2021 compared to cash used of $(90,015) during the six months ended June 30, 2020. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. In the first six months of 2021 our CEO advanced $105,252 as compared to cash advance of $89,943 during 2020. During the six months ended June 30, 2021, the Company reimbursed our CEO $109,325 compared to $0 for the six months ended June 30, 2020. We received $150,000 during the first quarter of 2021, from an accredited investor as a stock deposit, which was used to satisfy the convertible debenture of $74,800 plus accrued interest and penalties. We received an additional $190,000 from an accredited investor as a stock deposit during the 2nd quarter 2021.We anticipate that we will continue to have a negative cash flow from operations for 2021. We do not have sufficient cash on hand at June 30, 2021 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing, and expand the operations of our acquired businesses to assist in our cashflow needs.

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

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to expand and develop its new acquisition operating activities to generate significant cashflow to allow it to pay its current obligations and settle its remaining obligations. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or liquid assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,282,841) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

As of June 30, 2021, one new contractual obligation has been executed by the Company. This obligation is due to the hosting and service of our digital asset trading platform with Alt5 and consists of $3,500 per month.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of June 30, 2021.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of common stock sold for cash during the three months ended June 30, 2021.

There were shares of common stock issued for legal, marketing, and other professional services rendered to the Company by five consultants in the aggregate amount of 166,995 shares during the three months ended June 30, 2021.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of incorporation of Tree Top Industries, as amended (1)

3.2	By-Laws (2)

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010 by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Reserve Equity financing agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and AGS Capital Group, dated August 15, 2012. (12)

10.11	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (13)

10.12	Resignation of Mr. Robert Hantman, Esq. as a member of the board of directors (14)
10.13	Stock Purchase Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC., G T International, Inc. and Go F & B Holdings, Ltd., dated December 30, 2016 (15)

10.14	Letter of Intent Agreement, dated April 12, 2019, by and between Global Tech Industries Group, Inc., First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019 (16)

10.15	Termination of a Letter of Intent Agreement, dated December 26,, 2019, by and between Global Tech Industries Group, Inc. First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019(17)

10.16	Security Purchase Agreement, dated November 22, 2020, by and between Global Tech Industries Group, Inc. and Geneva Roth Remark Capital Holdings, Inc. (18)

10.17	Stock Purchase Agreement, dated February28, 2021 by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (19)

10.18	Warrant Agreement, dated March 22, 2021, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Company, Inc. (20)

10.19	Binding Letter Agreement, dated March 23, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(21)

10.20	Stock Purchase Agreement, dated March 31, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(22)

10.21	Independent Contractor Agent Agreement, dated April 7, 2021, by and between Global Industries Group, Inc. and Mr. Ronald Cavalier (23)

10.22	Binding Letter Agreement, dated April 30, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (24)

10.23	Gold Transactions International, Inc. completed its official audit and filed its financial disclosures, as required by Stock Purchase Agreement, dated February 28, 2021 by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (25)

10.24	Binding Letter Agreement expanding business combination, dated May 26, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (26)

21.1	Subsidiaries of the registrant

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011 as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed August 21, 2012 as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed January 8, 2013 as an exhibit to a Form 8 – K and incorporated herein by reference.

(15)	Filed January 5, 2017 as an exhibit to a Form 8 – K and incorporated herein by reference.
(16)	Filed April 12, 2019, as an exhibit to a Form 8 – K and incorporated herein by reference.

(17)	Filed December 26, 2019, as an exhibit to a Form 8 -K and incorporated herein by reference

(18)	Filed November 27, 2020, as an exhibit to a Form 8 -K and incorporated herein by reference

(19)	Filed March 1, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(20)	Filed March 23, 2021, as an exhibit to a Form 8 -K and incorporated herein by reference

(21)	Filed March 24, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(22)	Filed April 6, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(23)	Filed April 7, 2021, as an exhibit to a Form 8 0 K and incorporated herein by reference

(24)	Filed April 30, 2021, as an exhibit to a Form 8 – k and incorporated herein by reference

(25)	Filed May 13, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(26)	Filed June 6, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(a)	Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 16, 2021	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 16, 2021
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 16, 2021
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 16, 2021
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: August 16, 2021
Donald Gilbert, Director

