Form 10-Q
period 2021-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2021-11-15
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

September 30, 2021

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

As of November 15, 2021 the number of shares outstanding of the registrant’s class of common stock was 246,722,140.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$295,083	$2,479
Prepaid expenses	-	222,167
Marketable securities	195,000	31,000

Total Current Assets	490,083	255,646

PROPERTY & EQUIPMENT (NET)	2,143	2,946

OTHER ASSETS
License, net	3,958	-
Fine art	67,845	-

Total Other Assets	71,803	-

TOTAL ASSETS	$564,029	$258,592

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$688,733	$610,715
Accounts payable and accrued expenses-related parties	521,274	8,953
Accrued interest payable	376,007	357,708
Notes payable in default	871,082	871,082
Due to related parties	83,883	109,513
Convertible debenture	-	74,800
Notes payable	200,000	-
Stock deposits	490,000	-

Total Current Liabilities	3,230,979	2,032,771

Total Liabilities	3,230,979	2,032,771

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 550,000,000 shares authorized; 246,722,140 (including 10,150,000 shares held in escrow) and 230,498,005 issued and 236,572,140 and 230,498,005 outstanding, respectively	246,722	230,498
Additional paid-in-capital	229,725,779	168,398,511
Accumulated (Deficit)	(232,639,452)	(170,403,189)

Total Stockholders' Equity (Deficit)	(2,666,950)	(1,774,179)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$564,029	$258,592

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

REVENUES	-	8,500	-	8,500

OPERATING EXPENSES

General and administrative	157,140	24,296	258,526	105,964
Depreciation	1,310	-	1,845	-
Charitable donations	540,113	-	540,113	-
Compensation and professional fees	1,868,288	255,750	3,860,868	680,990

Total Operating Expenses	2,566,851	280,046	4,661,352	786,954

OPERATING LOSS	(2,566,851)	(271,546)	(4,661,352)	(778,454)

OTHER INCOME (EXPENSES)

Gain/(loss) on marketable securities	(185,000)	14,966	164,000	(901)
Interest expense	(16,762)	(60,724)	(49,111)	(175,433)

Total Other Income (Expenses)	(201,762)	(45,758)	114,889	(176,334)

LOSS BEFORE INCOME TAXES	(2,768,613)	(317,304)	(4,546,463)	(954,788)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(2,768,613)	$(317,304)	$(4,546,463)	$(954,788)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	235,247,771	205,377,721	234,303,915	205,732,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2020						(284,846)	(284,846)

Balance, March 31, 2020	1,000	$1	205,277,990	$205,278	$161,716,346	$(167,909,549)	$(5,987,924)

Imputed interest – loan					3,360		3,360

Shares issued for services			4,540,000	4,540	87,761		92,301

Shares cancelled from ARUR acquisition recission			(4,668,530)	(4,668)	4,668		-

Net loss for the three months ended June 30, 2020						(352,638)	(352,638)

Balance, June 30, 2020	1,000	$1	205,149,460	$205,150	$161,812,135	$(168,262,187)	$(6,244,901)

Imputed interest – loan					3,360		3,360

Shares issued for services			2,000,000	2,000	63,750		65,750

Net loss for the three months ended September 30, 2020						(317,304)	(317,304)

Balance, September 30, 2020	1,000	$1	207,149,460	$207,150	$161,879,245	$(168,579,491)	$(6,493,095)

Balance, December 31, 2020	1,000	$1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

Shares issued for services			4,500,000	4,500	466,500		471,000

Shares issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		0

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2021						(675,742)	(675,742)

Balance, March 31, 2021	1,000	$1	240,998,005	$240,998	$168,862,371	$(171,078,931)	$(1,975,561)

Shares issued for services			166,995	167	866,557		866,724

Warrants issued to shareholders of record on April 1, 2021 as dividend					57,689,800	(57,689,800)	-

Shares issued and held in escrow for the potential acquisition of Bronx Family Eye and My Retina			4,150,000	4,150	(4,150)		-

Imputed interest – loan					3,360		3,360

Net loss for the three months ended June 30, 2021						(1,102,108)	(1,102,108)

Balance, June 30, 2021	1,000	$1	245,315,000	$245,315	$227,417,938	$(229,870,839)	$(2,207,585)

Shares issued for services and prepaid shares earned (Note 9)			707,140	707	1,360,181		1,360,888

Shares issued for charitable service donations			400,000	400	539,600		540,000

Shares issued for medical advisory services			300,000	300	404,700		405,000

Imputed interest – loan					3,360		3,360

Net loss for the three months ended September 30, 2021						(2,768,613)	(2,768,613)
	1,000	$1	246,722,140	$246,722	$229,725,779	$(232,639,452)	$(2,666,950)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,546,463)	(954,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,845	-
Stock issued for services	3,643,612	158,050
Imputed interest on loan	10,080	10,080
(Gain) loss on marketable securities	(164,000)	901
Change in operating assets and liabilities
Decrease is prepaid expenses	222,167	-
Increase in accounts payable and accrued expenses-related parties	512,321	3
Increase (decrease) in interest payable	18,299	26,517
Increase in interest payable-related parties	-	135,548
Increase in accounts payable and accrued expenses	78,018	518,600

Net Cash Used in Operating Activities	(224,121)	(105,089)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of marketable securities	-	143
Cash paid for other assets	(67,845)	-
Cash paid for fixed assets	(5,000)	-

Net Cash Provided by (Used in) Investing Activities	(72,845)	143

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from debt financing	200,000	-
Cash from stock deposits	490,000	-
Cash paid on convertible debenture	(74,800)	-
Cash paid on related party loans	(186,069)	-
Cash received from related party loans	160,439	104,981

Net Cash Provided by Financing Activities	589,570	104,981

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	292,604	35

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,479	1,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$295,083	$1,470

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued and held in escrow for potential acquisitions	10,150	-
Reclassification of notes payable to stock deposits	150,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) CONSOLIDATION

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2021, and the results of operations and cash flows for the three and nine months then ended, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

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

September 30, 2021

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At September 30, 2021 and December 31, 2020, $45,083 and $0 excess cash balances existed, respectively. There were no cash equivalents at September 30, 2021 and December 31, 2020.

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

E) REVENUE RECOGNITION

The Company had no revenues during the nine months ended September 30, 2021 and $8,500 of non-recurring revenue in 2020, however when revenues commence, the Company will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized per our contract with our customers at a point of time when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, and after all our performance obligations have been met. The Company currently has no consulting revenues with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2021 and December 31, 2020.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

The following table presents the Company’s marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3
Marketable Securities – September 30, 2021	$195,000	$-0-	$-0-
Marketable Securities – December 31, 2020	$31,000	$-0-	$-0-

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For September 30, 2021, there were 4,500,664 stock options outstanding, however their effects were anti-dilutive. For September 30, 2020, there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Three Months Ended
	September 30,
	2021	2020
Loss (numerator)	$(2,768,613)	$(317,304)
Shares (denominator)	235,247,771	205,377,721
Basic and diluted loss per share	$(0.01)	$(0.00)

	For the Nine months Ended
	September 30,
	2021	2020
Loss (numerator)	$(4,546,463)	$(954,788)
Shares (denominator)	234,303,915	205,732,175
Basic and diluted loss per share	$(0.02)	$(0.00)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321, “Investments – Equity Securities.” The fair value of these shares at September 30, 2021 and December 31, 2020 amounted to $195,000 and $31,000, respectively. All realized and unrealized gains and losses are recorded in earnings. For the three months ended September 30, 2021, the Company recorded a loss of $(185,000) which consisted of unrealized gains (losses) by marking to market, the value of the shares held. For the three months ended September 30, 2020, the Company recorded unrealized gains of $14,966. For the nine months ended September 30, 2021, the Company recorded unrealized gains of $164,000 compared to unrealized losses of $(901) for the nine months ended September 30, 2020. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 - FIXED ASSETS

During the year ended 2020, the Company wrote off all fixed assets purchased prior to 2019, that were fully depreciated. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $1,845 and $0, respectively.

Fixed assets consist of the following:

	September 30, 2021	December 31, 2020
Computer equipment	$3,213	$3,213
Total fixed assets	3,213	3,213
Accumulated Depreciation	(1,070)	(267)
Net fixed assets	$2,143	$2,946

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

Pursuant to the SPA, 100% of the GTI shares are to be exchanged for $6,000,000 worth of Company’s shares (6,000,000 shares). However due to performance obligations included in the SPA not having been met by September 30, 2021 or subsequently through the date these financial statements were issued, the Company has transferred the Company’s shares to an escrow account and reported the shares as issued but not outstanding.

DIGITAL TRADING PLATFORM LICENSE

On May 1, 2021, the Company entered an agreement with Alt 5 Sigma, Inc. (“Alt 5”), wherein Alt 5 licensed their Alt5Pro Digital Asset Platform to the Company and created “Beyond Blockchain”, a digital asset trading platform to be used by the Company and its shareholders and the public for trading digital assets. The Company paid $5,000 for the license and also pays a monthly hosting fee to Alt 5, which is expensed as incurred. The term of the license is for 12 months with an automatic renewal for an additional 12 months. The license will be amortized over the term of 24 months, using the straight line method. Amortization expensed for the nine months ended September 30, 2021 and 2020 is $1,042 and $0, respectively.

	September 30, 2021	December 31, 2020
License – Digital platform	$5,000	$0
Total licensed assets	5,000	0
Accumulated Amortization	(1,042)	0
Net licensed assets	$3,958	$0

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to related parties consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. During the nine months ended September 30, 2021 and 2020, Mr. Reichman advanced $160,439 and $104,981, respectively, and was repaid $186,069 and $0, respectively. At September 30, 2021 and December 31, 2020, the amounts owed to Mr. Reichman are $83,883 and $109,513, respectively.

Accrued Wages

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the nine months ended September 30, 2021 and 2020. The accrued wages for the nine months ended September 30, 2021 and 2020 are $465,000 and $510,000, respectively. The balance of accrued wages due to the officers at September 30, 2021 and December 31, 2020, are $465,000 and $0, respectively.

NOTE 8 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At September 30, 2021 and December 31, 2020, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at September 30, 2021 and December 31, 2020 are $372,180 and $345,663, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

During 2002, the Company settled a trade payable in litigation by executing a note payable to a company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default. Accrued interest at September 30, 2021 and December 31, 2020 is $21,690 and $20,880, respectively.

Also during 2002, in settlement of another trade payable, the Company executed a note payable to a company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest at September 30, 2021 and December 31, 2020 is $33,649 and $32,299, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest at September 30, 2021 and December 31, 2020 is $28,030 and $27,091, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest at September 30, 2021 and December 31, 2020 is $54,387 and $52,287, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2019, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest at June 30, 2021 and December 31, 2020 is $160,474 and $145,909, respectively.

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

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest at June 30, 2021 and December 31, 2020 is $13,619 and $12,383, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur and this note is in default. Accrued interest at June 30, 2021 and December 31, 2020 is $41,318 and $37,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur and this note is in default. Accrued interest at September 30, 2021 and December 31, 2020 is $13,527 and $12,300, respectively.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018 and is in default. Accrued interest at September 30, 2021 and December 31, 2020 is $2,267 and $2,042, respectively.

On January 31, 2014, the Company executed a note agreement with a Corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018 and is in default. Accrued interest at September 30, 2021 and December 31, 2020 is $3,219 and $2,904, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

September 30, 2021	December 31, 2020	Interest	Interest Expense
Principal	Principal	Rate	9/30/2021	9/30/2020	Maturity
$32,960	32,960	5.00%	1,236	1,236	10/5/18
32,746	32,746	5.00%	1,227	1,227	10/5/18
5,000	5,000	6.00%	225	225	10/5/18
100,000	100,000	5.00%	3,750	3,750	10/5/18
7,000	7,000	6.00%	315	315	10/5/18
388,376	388,376	5.00%	14,565	14,565	10/5/18
192,000	192,000	0%	10,080	10,080	10/5/18
18,000	18,000	6.00%	810	810	9/1/2002
30,000	30,000	6.00%	1,350	1,350	9/12/2002
25,000	25,000	5.00%	939	939	8/31/2000
40,000	40,000	7.00%	2,100	2,100	7/10/2002

$871,082	$871,082		$36,597	$36,597

At September 30, 2021 and December 31, 2020, accrued interest on the outstanding notes payable (default and current) were $376,007 and $345,663, respectively and related party notes was $0 and $0, respectively. Interest expense on the outstanding notes amounted to $40,425 and $162,068 for the nine months ended September 30, 2021 and 2020, including the imputed interest discussed below.

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

Accrued interest and penalties at September 30, 2021 and December 31, 2020 were $0 and $12,045, respectively. At September 30, 2021 and December 31, 2020, the Convertible Debenture balance was $0 and $74,800, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

(d) NOTES PAYABLE

On July 20, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. At September 30, 2021 and 2020, accrued interest on this note totals $2,170 and $0, respectively.

On August 6, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. At September 30, 2021 and 2020, accrued interest on this note totals $1,658 and $0, respectively.

(e) Additional detail to all Notes Payable is as follows:

September 30, 2021	December 31, 2020	Interest	Interest Expense
Principal	Principal	Rate	9/30/2021	9/30/2020	Maturity
$100,000	0	5.00%	2,170	0	7/20/22
100,000	0	5.00%	1,658	0	8/6/22

200,000	0		3,828	0

(f) STOCK DEPOSITS

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

During the 3rd quarter 2021, the Company received 3 advances totaling $150,000 from an accredited investor as an upfront deposit for the issuance of common shares of the Company later in 2021.

Stock deposits are advances only and do not bear interest and are unsecured, but have the intention of being satisfied through the issuance of common shares of the Company during the current fiscal period.

(g) IMPUTED INTEREST

During the three months ended September 30, 2021 and 2020, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360 and $3,360, respectively, as an increase in additional paid in capital. The imputed interest for the nine months ended September 30, 2021 and 2020 was $10,080 and $10,080, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2021 and 2020, the Company issued 6,074,135 and 6,540,000 shares of common stock with a fair market value of $3,643,612 and $158,050, respectively, for services rendered. The services performed during the quarter were, legal, IR services, IT and consulting services for art procurement, medical advisory and service related to a 501c charitable organization. All services performed were from outside, unrelated third parties.

During the second quarter 2021, the Company re-negotiated its contractor agreements with its contract professionals, wherein, due to the increase in stock price during 2021, the contractors agreed to accept the shares issued in the first quarter 2021 (250,000 shares each), as a prepayment (escrow) of shares, and agreed to record the earned shares each quarter, based on the 10 day moving average stock price at quarters end, based on the individual contractor agreed compensation. This change in contract administration required a recording of expense at September 30, 2021 in the amount of $938,250, and an identical entry to paid in capital, without the issuance of additional shares.

On February 28, 2021, the Company executed a Stock Purchase Agreement wherein the Company acquired all the issued and outstanding stock of Gold Transactions International, Inc. (GTI) (a Utah Corporation), for the issuance of 6,000,000 shares of common stock valued at $6,000,000 on the grant date of February 24, 2021. Pursuant to the SPA, a performance obligation exists wherein GTI must achieve a certain profit margin once revenues commence to receive the shares issued. Therefore, the shares have been placed in escrow until the performance obligation is met and the acquisition has not been included in these financial statements. The acquisition of GTI will be accounted for as an asset purchased due to the fact that GTI had been newly formed, had only one asset or asset group and had no operations at the time of the acquisition. Revenue generation for GTI commenced in Q2 of 2021, and the performance obligation is expected to be satisfied at the end of Q4. GTI is in the business of participating, through a License Agreement, with a private joint venture network of companies, in transporting, assaying, buying, storing and selling gold from international artisan gold miners. After the mined dore gold has been shipped to a network third party refinery in the DMCC, a free trade zone in Dubai, the artisan miner’s gold is purchased and refined and sold to the network’s customers. GTI makes revenue on the margin spread of the buy and sell prices.

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

On August 24, 2021, the Company and We SuperGreen Energy Corp (WSGE) and WSGE shareholders reached and signed a Definitive Letter Agreement wherein the Company will acquire 100% of the shares of WSGE, subject to various closing conditions, expected to close before the calendar year end. The conditions for WSGE include the completion of a 2 year audit of WSGE, written verification of a substantial bona fide purchase order contract in an amount of no less than $50 million dollars, by a customer, awarded to SuperGreen, a substantial cash deposit by the customer to GTII’s satisfaction, transfer of patents and other legal approvals. The Company will also receive all proper legal approvals for the transaction and file for up-listing to a national exchange, and use its best efforts to raise capital to assist with the costs of the acquisition. Consideration for the acquisition will consist of all Preferred shares being assigned to the CEO of WSGE, and common share issuances in an amount sufficient to give the shareholders of WSGE majority in the Company.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

Assumptions:	2020
Assumptions applicable to stock options issued
Risk-free interest rate	3%
Expected lives (in years)	2
Expected stock volatility	72%
Dividend yield	-

Stock option transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2020	-	$-	-	$-
Granted	4,500,664	.01	2 yrs	427,563
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31,2020	4,500,664	$.01	2 yrs	$427,563

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2021	4,500,664	$.01	1.25 yrs	$427,563

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

2021 Warrants
Assumptions:
Assumptions applicable to stock options issued
Risk-free interest rate	.25- %
Expected lives (in years)	2-
Expected stock volatility	266- %
Dividend yield	-

Warrant transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2020	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2020	-	$-	-	$-

Granted	23,364,803	2.75	2.0 yrs	$57,689,800
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2021	23,364,803	$2.75	1.50 yrs	$57,689,800

OTHER

During the three months ended September 30, 2021 and 2020, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360 and $3,360, respectively, as an increase in additional paid in capital (see Note 8). The imputed interest for the nine months ended September 30, 2021 and 2020 was $10,080 and $10,080, respectively.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2021

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc. Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As of the date of this writing, no ruling on that motion has been entered.

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of the date of this writing, David Wells has appeared, through counsel, but has not yet filed an answer to the Company’s complaint.

On August 24, 2021, the Company filed an application for a temporary restraining (“TRO”) order in the Superior Court of New Jersey, Chancery Division: Monmouth County (Docket No.: Mon-C-132-21) seeking to restrain Liberty Stock Transfer, Inc. from removing restrictive legends from 6,000,000 shares of Company stock held in the name of International Monetary, as well as from transferring said shares. The Court granted the TRO effective until September 28, 2021. On September 28, 2021, the Court declined to issue any further restraints.

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of the date of this writing, no ruling on that motion has been entered.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On October 5, 2021, the Company signed a letter of intent with Classroom Salon (CS), to define the terms of an acquisition of all outstanding shares of CS. CS uses interfaces, workflows and proprietary algorithms, providing a tool to author, deploy, teach and assess school courses, seminars and other study groups and then integrate them with other learning platforms at any educational levels.

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

The Company currently has investing operations through TTII Strategic Acquisitions and Equity Group, Inc., wherein the Company holds one Marketable Securitie, which changes in value regularly and is marked to market on our books quarterly. The Company is also involved in various merger and acquisition activities, and is currently negotiating opportunities that are expected to bring operating revenues to the Company. The Company continues to seek opportunities to utilize its intellectual properties and relationships with our valued business associates.

On February 28, 2021, the Company executed a Stock Purchase Agreement wherein the Company acquired all the issued and outstanding stock of Gold Transactions International, Inc. (GTI) (a Utah Corporation), for the issuance of 6,000,000 shares of common stock valued at $6,000,000 on the grant date of February 24, 2021. Pursuant to the SPA, a performance obligation exists wherein GTI must achieve a certain profit margin once revenues commence to receive the shares issued. Therefore, the shares have been placed in escrow until the performance obligation is met and the acquisition has not been included in these financial statements. The acquisition of GTI will be accounted for as an asset purchased due to the fact that GTI had been newly formed, had only one asset or asset group and had no operations at the time of the acquisition. Revenue generation for GTI commenced in Q2 of 2021, and the performance obligation is expected to be satisfied at the end of the year. GTI is in the business of participating, through a License Agreement, with a private joint venture network of companies, in transporting, assaying, buying, storing and selling gold from international artisan gold miners. After the mined dore gold has been shipped to a network third party refinery in the DMCC, a free trade zone in Dubai, the artisan miner’s gold is purchased and refined and sold to the network’s customers. GTI makes revenue on the margin spread of the buy and sell prices.

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

On August 24, 2021, the Company and We SuperGreen Energy Corp (WSGE) and WSGE shareholders reached and signed a Definitive Letter Agreement wherein the Company will acquire 100% of the shares of WSGE, subject to various closing conditions, expected to close before the calendar year end. The conditions for WSGE include the completion of a 2 year audit of WSGE, written verification of a substantial bona fide purchase order contract in an amount of no less than $50 million dollars, by a customer, awarded to SuperGreen, a substantial cash deposit by the customer to GTII’s satisfaction, transfer of patents and other legal approvals. The Company will also receive all proper legal approvals for the transaction and file for up-listing to a national exchange, and use its best efforts to raise capital to assist with the costs of the acquisition. Consideration for the acquisition will consist of all Preferred shares being assigned to the CEO of WSGE, and common share issuances in an amount sufficient to give the shareholders of WSGE majority in the Company.

Employees

As of August 2, 2021 we have 1 full-time employee and 1 part time employee. We have not experienced any work stoppages and we consider relations with our employees to be good.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020:

There were no revenues generated during the three months ended September 30, 2021, however the Company did generate $8,500 in non-recurring revenues in the three months ended September 30, 2020. Our general operating expenses increased from $280,046 in 2020 to $2,566,851 in 2021. The increase was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting for our digital asset platform, fine art and medical advisory board, as well as charitable service contributions. The Company issued $2,305,888 in stock to our professionals during the third quarter 2021 as compared to $65,750 for the third quarter 2020. Our interest expense decreased to $16,762 for the three months ended September 30, 2021 from $60,724 for the three months ended September 30, 2020, due to the conversion of related party debt at December 31, 2020. We also had unrealized loss from our marketable securities of $(185,000) for the three months ended September 30, 2021, compared to a gain of $14,966 for the three months ended September 30, 2020.

Our net loss increased by $2,451,309 from $(317,304) in the 3rd quarter 2020 to a loss of $(2,768,613) in the 3rd quarter 2021. The primary reason for this increase was the increase in professional services, as the Company entered a growth stage of acquisitions and funding requirements. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

Results of Operations for the Nine months Ended September 30, 2021 Compared to Nine months Ended September 30, 2020:

We realized revenues of $0 during the nine months ended September 30, 2021 and $8,500 of non-recurring revenues during the nine months ended September 30, 2020. Our general operating expenses increased from $786,954 in 2020 to $4,661,352 in 2021. The increase was primarily the result of increases in professional fees related to our acquisitions, investor relations and consulting on our fine art and NFT trading platform, along with consulting by our medical advisory board, and consultants related to a 501c charitable organization.

Our net loss increased by $3,591,675 from $(954,788) in 2020 to a loss of $(4,546,463) in 2021. The primary reason for this increase was the significant increase in professional fees of $3,179,878, charitable contributions of $540,000, less the gain we received from our unrealized gain on marketable securities of $164,000 compared to a loss of $(901) during the nine months ended September 30, 2020. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisition. Management and the Board are considering multiple options currently available.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021 we had cash on hand of $295,083 compared to $2,479 at December 31, 2020. Cash used by our operations of $(224,121) during the nine months ended September 30, 2021 compared to cash used of $(105,089) during the nine months ended September 30, 2020. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. In the first nine months of 2021 our CEO advanced $160,439 as compared to cash advance of $104,981 during 2020. During the nine months ended September 30, 2021, the Company reimbursed our CEO $186,069 compared to $0 for the nine months ended September 30, 2020. We received $150,000 during the first quarter of 2021, from an accredited investor as a stock deposit, which was used to satisfy the convertible debenture of $74,800 plus accrued interest and penalties. We received an additional $190,000 from an accredited investor as a stock deposit during the 2nd quarter 2021, and an additional $150,000 during the 3rd quarter 2021.We anticipate that we will continue to have a negative cash flow from operations for 2021. We do not have sufficient cash on hand at September 30, 2021 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing,

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, and is currently seeking a judicial resolution to these obligations.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to expand and develop its new acquisition operating activities to generate significant cashflow to allow it to pay its current obligations and settle its remaining obligations. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or liquid assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,740,896) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

As of September 30, 2021, one new contractual obligation has been executed by the Company. This obligation is due to the hosting and service of our digital asset trading platform with Alt5 and consists of $3,500 per month.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of September 30, 2021.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc. Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As of the date of this writing, no ruling on that motion has been entered.

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of the date of this writing, David Wells has appeared, through counsel, but has not yet filed an answer to the Company’s complaint.

On August 24, 2021, the Company filed an application for a temporary restraining (“TRO”) order in the Superior Court of New Jersey, Chancery Division: Monmouth County (Docket No.: Mon-C-132-21) seeking to restrain Liberty Stock Transfer, Inc. from removing restrictive legends from 6,000,000 shares of Company stock held in the name of International Monetary, as well as from transferring said shares. The Court granted the TRO effective until September 28, 2021. On September 28, 2021. the Court declined to issue any further restraints.

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of the date of this writing, no ruling on that motion has been entered.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of common stock sold for cash during the three months ended September 30, 2021.

There were shares of common stock issued for legal, marketing, and other professional services rendered to the Company by five consultants in the aggregate amount of 1,007,140 shares during the three months ended September 30, 2021.

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

Dated: November 15, 2021	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 15, 2021
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 15, 2021
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 15, 2021
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: November 15, 2021
Donald Gilbert, Director

