Form 10-K
period 2021-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2022-04-15
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $248,492,160 as of June 30, 2021 (computed by reference to the last sale price of a share of the registrant’s common stock the last day of the registrant’s second fiscal quarter as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 239,965,515 shares outstanding of the registrant’s common stock as of March 21, 2022.

PART I

ITEM 1. BUSINESS

General Business

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

On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. On July 7, 2017, Tree Top Industries, Inc. changed its name to Global Tech Industries Group, Inc. TTII Strategic Acquisitions & Equity Group, Inc., a Delaware corporation, G T International Group, Inc. a Wyoming corporation and Global Tech Health, Inc. a Nevada corporation, all were formed by GTII in the anticipation of technologies, products, or services being acquired. Not all subsidiaries have current operations.

On February 28, 2021, the Company signed a binding stock purchase agreement with Gold Transactions International, Inc. (“GTI”) a privately held Utah corporation. GTI acquired a license from a private Nevada Corporation which operated, via a joint venture, in the business of buying and selling gold on a global basis through a private network of companies. The license agreement gave GTI access to the private network, and an exclusive right to market and promote the gold buy/sell program to expand the buying power of the network. GTI and its network affiliates, purchases gold from artisan miners throughout the world and transports, assays, refines and sells the gold in the Dubai Multi Commodities Centre, (“DMCC”), a free trade zone in Dubai. The Company plans to raise capital for GTI and advance those funds into the gold network. Although 6,000,000 shares have been issued for this agreement, they are being held in escrow awaiting final performance criteria to be met and are therefore issued but not outstanding. All extension agreements for this acquisition have expired, but neither party has initiated a termination of the agreement.

During the first quarter of 2021, the Company entered into binding agreements with a company in the field of eye care, retail eye wear and full scope optometry. The Bronx Family Eye Care, Inc. is a company that provides retail eyewear and medically oriented full scope optometry at four brick and mortar locations. Bronx Family’s licensed optometrists use cutting-edge equipment to provide diagnosis and treatment for diseases of the eye, as well as corrective eyewear. Bronx Family also performs edging of lenses for its customers at their in-house facility, as well as providing services to outside practices. Effective December 27, 2021, Bronx Family Eye Care completed the closing requirements, the agreement was closed and Bronx became a reporting subsidiary of the Company. Bronx Family Eye Care, Inc. (“Bronx”) was incorporated in the State of New York on June 30, 2016.

During the 2nd quarter 2021, the Company entered into a binding agreement with My Retina. My Retina is a SaaS (Software as a Service) software and practice management company that fills an important need for their client-companies to satisfy diagnostic medical care measures in an in- home/house-call setting. My Retina licenses, leases, and operates its proprietary telemedicine software, as well as medical equipment, which together expedite diagnostic medical eye exam data to its corporate clients. Eyecare and Eyewear, Inc. is a diagnostic medical eye exam company that provides on-demand services of at-home eye exams to patients, as well as bulk exams conducted at medical offices, and virtual exams conducted through telemedicine software. On December 18, 2021, the Company terminated the agreement for non-performance of the closing requirements.

During the second quarter of 2021, the Company signed an agreement with Alt5 Sigma to host a trading platform. The Company then launched Beyond Blockchain (a GTII company) on June 18, 2021, an online cryptocurrency trading platform that provides access to Digital Currency and is changing the way customers transact with Digital Assets. Beyond Blockchain is a registered Money Services Business under FINTRAC guidelines and incorporates world class AML and KYC technology. The KYC (know your customer) and AML (anti money laundering) technologies utilize software to identify users through the use of photo identification and pinpoint their transactions to enhance transparency and reduce the possibility of fraud. They uses twofactor authentication to secure customers’ assets as well as AI liveness testing to secure the user experience. Beyond Blockchain allows multi-currency clearing and direct settlements in Bitcoin (BTC), Ethereum (ETH), Tether (USDT), Bitcoin Cash (BCH), Litecoin (LTC), Bitcoin SV (BSV), Aave (AAVE), Compound (COMP), Uniswap (UNI), Chainlink (LINK) and Yearn Finance (YFI).

Beginning in April of 2021, the Company has been working towards tokenizing its fine art collection. If our prospectus is approved, the Company would mint 1,000,000,000 tokens of the GFT Token, with 26,000,000 of them being registered for distribution. Once minted, each shareholder, as of the to be determined record date, would be entitled to receive one GFT Token for every 10 shares of GTII Common Stock beneficially held in their name.

On August 23, 2021, GTII and We SuperGreen Energy Corp (“WSGE”) signed a binding letter agreement to engage in a merger/business combination, for the best interests of the shareholders of both GTII and WSGE, pursuant to which WSGE will become a wholly-owned subsidiary of GTII. The shareholders of WSGE (the “WSGE Shareholders”) will become the majority shareholders of GTII, owning that amount of newly-issued common stock of GTII (the “GTII Common Stock”) to be mutually-agreed upon by the parties and memorialized in a stock purchase agreement, subject to the terms and conditions set forth in the agreement. The completion of an audit of the financial statements of WSGE since its inception, inclusive of the starting balance sheet as of its inception date (the “Audited Financial Statements”), by an auditor that is subject to the public company accounting oversight board (“PCAOB”), and acceptable to GTII is a condition to be met before the closing of the transaction can occur. In January, 2022, GTII terminated the agreement for non-performance of the closing requirements.

On November 9, 2021, GTII, and Trento Resources and Energy Corp, (“Trento”) a corporation organized under the laws of the State of Delaware, signed a binding stock purchase agreement (“SPA”) to engage in a merger/business combination, for the best interests of the shareholders of both GTII and Trento, pursuant to which Trento will become a wholly-owned subsidiary of GTII. Pursuant to the SPA, GTII issued 100,000 shares of common stock to Sean Wintraub, with 100,000,000 shares to be issued upon Trento’s successful raising, within six (6) months of funds sufficient to support large-scale mining operations at the Trento Mining Project (the “Trento Project”), located in the third region of Atacama, Chile, Copiapo. In addition, and within six (6) months subsequent to the raising of said funds, if GTII receives independent confirmation of the presence of the geological resources in those amounts contained in the Geological Estimation, the Company will issue Trento that amount of common stock representing industry standard multipliers for the value of that number of geological resources found listed in the Geological Estimation. On December 9, 2021, GTII retained Bertrand-Galindo Barrueto Barroilhet & Cia, (“Bertrand-Galindo”) a firm headquartered in Santiago, Chile to conduct a due diligence review of the Trento’s interests in Inversiones Trento SpA and the related mining concessions, operations, land easements, permits and assets related to the Trento project. Bertrand-Galindo will also provide relevant corporate, legal, regulatory and tax structure guidance as needed.

On December 18, 2021 the Company entered into a membership interest purchase agreement with AT Gekko PR LLC, a Puerto Rico limited liability company (“AT Gekko”), which owned 100% of the issued and outstanding membership interests of Classroom Salon Holdings, LLC, a Delaware limited liability company (“Classroom Salon Holdings”). Also on December 18, 2021 AT Gekko executed an assignment to the Company of its membership interests in Classroom Salon Holdings, which upon completion of the closing conditions, would make Classroom Salon Holdings a wholly-owned subsidiary of the Company. The transaction was also subject to certain post-closing conditions as set forth in the membership interest purchase agreement. The conditions include PCAOB audited financial statements for 2020 and 2021, an amended license agreement with Carnegie Mellon University, and the consummation of the acquisition of Classroom Salon, LLC.

Organizational History

The Company was incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc. On November 10, 1999, a wholly-owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation. Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

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

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 4,668,530 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $0.11 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired, and no value was recorded for this asset. In September 2015, the Chautauqua County Court decided that American Resource Technologies Inc. management and Board of Directors improperly acted and rendered the original Agreement a nullity. During 2019, the Company removed additional obligations related to the ARUR acquisition and settled legal fees due. During the 2nd quarter 2020, the Company was successful in recalling the 4,668,530 shares and cancelling them from the shareholders list.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. After the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727. On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock out of the original 50,649,491 that were issued in good faith to GoFun in anticipation of a final stock exchange. That stock has been returned to the Company’s treasury and cancelled. On May 14, 2021, the Superior Court of New Jersey, Chancery Division: Monmouth County (docket no. PAS-MON-C-60-21) issued an order restraining the removal of restrictive legends on the remaining 7,000,000 shares of stock, pending further order of the New Jersey court. The underlying matter currently in the U.S. district Court for the Southern District of New York, remains pending.

On December 30, 2019, a dispute between the Company and its counsel regarding the GoFun matter, above, resulted in a filing, and subsequent settlement, of an action in the Supreme Court of the State of New York for the County of New York (Index No. 656396/2019). Pursuant to the settlement, counsel for the company accepted previously issued shares as full payment for all legal work, expenses, costs, and other fees.

On March 17, 2021, the Company’s Board of Directors approved the distribution of Warrants to holders of its common stock to purchase additional shares of stock. On March 22, 2021, Global Tech Industries Group, Inc., (“GTII”) a Nevada corporation, entered into a warrant agreement with Liberty Stock Transfer Agent (“Liberty”), whereby Liberty agreed to act as GTII’s warrant agent in its distribution of warrants to the Company’s shareholders (each, a “Warrant”). All shareholders of record on April 1, 2021, were issued 0.10 of a Warrant per share of Common Stock held of record by such holder; however, no fractional Warrants were issued. The Warrants were issued on or about April 8, 2021. On August 27, 2021, the SEC deemed effective the Company’s registration statement on Form S-1, registering the shares of common stock underlying the warrants. Each full Warrant is exercisable into one share of GTII’s common stock at an exercise price of $2.75. The Warrants shall expire on April 8, 2023. Manhattan Transfer Registrar Co. shall act as co-agent with Liberty. The Warrants do not have a cashless exercise provision.

On June 28, 2021, the Company increased its authorized shares of common stock to 550,000,000.

On September 3, 2021, the Company formed a new subsidiary, incorporated in the state of Nevada, named Global Tech Health, Inc. (“GTHI”). GTHI is wholly-owned by the Company and is intended to act as the holding company for any acquired healthcare related assets.

Corporate History

The Company was incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. On February 5, 1981, the Articles were amended, and the name of the corporation was changed to Nugget Exploration, Inc. On October 15, 1998, the Articles were amended and the number of authorized shares of stock, par value $0.01 was reduced from 50,000,000 to 5,000,000. The number of issued shares, originally 30,106,000, became approximately 97,117 after the 310-to-1 reverse stock split. On October 7, 1999, the Articles were amended and the number of common shares of authorized stock was increased to 25,000,000, par value $0.01. On January 24, 2000, the Articles were amended, and the Company changed its name to GoHealthMD, Inc. On August 30, 2004, the Articles were amended, and the Company’s name was changed to Tree Top Industries, Inc., the number of common shares of authorized stock was increased to 75,000,000 with a par value of $0.001, and the number of directors was changed from three to five. On November 20, 2007, the Articles were amended and the number of common shares of authorized stock was increased to 350,000,000 with a par value of $0.001, and blank check preferred stock was authorized in the number of 50,000, with a par value of $0.001. On December 28, 2011, the Articles were amended and the number of common shares of authorized stock was increased to 1,000,000,000, with a par value of $0.001. On November 15, 2012, the Articles were amended and the number of common shares of authorized stock was reduced to 10,000,000 shares with a par value of $0.001. The number of issued shares, originally 924,357,300, became approximately 9,243,573 after the 100-to-1 reverse stock split. On April 16, 2016, the Articles were amended through a Certificate of Change to change the number of authorized common shares through a 10 to 1 forward split to 100,000,000 shares. The number of shares, originally 9,243,573 became approximately 92,435,730 after the forward split. On July 6, 2016, through a Certificate of Change, 1,000 shares of the blank check preferred stock were designated as Series A preferred shares of stock and given the requisite powers of Series A preferred stock. On July 6, 2016, the Articles were amended to change the Company name from Tree Top Industries, Inc. to Global Tech Industries Group, Inc. The trading symbol was changed from TTII to GTII. On July 6, 2016, the Articles were amended to increase the authorized shares of common stock from 100,000,000 to 350,000,000 with a par value of $0.001. On June 28, 2021, the Articles were amended to increase the authorized shares of common stock from 350,000,000 to 550,000,000.

Research and Development

Although Global Tech’s staff is limited, it continues to monitor new developments and any emerging technologies that it deems in line with its stated mission as an early-stage company, of acquiring new and innovative technologies in diverse industries.

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

Employees

As of December 31, 2021, the Company employs two individuals in executive positions and 19 employees/managers in it’s subsidiary Bronx Family Eye Care, Inc.

Government Regulation

Bioenergy Applied Technologies, Inc.

According to the Environmental Protection Agency (“EPA”), no registration of the Bioenergy Applied Technologies, Inc. (“BAT”) system is required because the waste destruction process does not involve incineration. Incineration processes are subject to regulation by the EPA. However, any hazardous waste destruction system that is constructed will be subject to the state laws and regulations where the system is located, as well as any regulations pertaining to the storage, transporting and/or destroying hazardous waste. BAT is also subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general. The Company currently has no plans to manufacture, sell, or use any BAT-related systems.

Competition

Bronx Family Eye Care, Inc. operates in a mature, competitive industry, with several national competitors as well as local companies operating nearby.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from customers.

ITEM 2. PROPERTIES

Currently, GTII does not lease, rent or own any property, other than its office, which acts only as a mail receipt center. Global Tech Health, Inc. leases five properties, four in the Bronx and one in upper Manhattan.

ITEM 3. LEGAL PROCEEDINGS

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

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727 . On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock out of the original 50,649,491 that were issued in good faith to GoFun in anticipation of a final stock exchange. That stock has been returned to the Company’s treasury and cancelled. On May 14, 2021, the Superior Court of New Jersey, Chancery Division: Monmouth County (docket no. PAS-MON-C-60-21) issued an order restraining the removal of restrictive legends on the remaining 7,000,000 shares of stock, pending further order of the New Jersey Court. The underlying matter currently in the U.S. district Court for the Southern District of New York, remains pending.

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. On November 23, 2021, the defendants filed a venue-related procedural motion to dismiss. On January 21, 2022, the Company submitted its opposition to said motion, and on February 11, 2022, defendants filed their affimation in reply. To date, no decision on that motion has been entered by the Court.

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of December 31, 2021, the parties are engaged in briefing jurisdictional motions.

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

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of December 31, 2021, no ruling on that motion has been entered.

ITEM 4. Mine Safety

N/A

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

GTII’s common stock is quoted through the over-the-counter market on the OTC Market Group, Inc. Board. (“OTCQB”) under the symbol “GTII.” The following table sets forth high and low sales prices of GTII common stock for each fiscal quarter for the last two fiscal years as reported by the OTC Markets., based on closing prices. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Years Ended December 31, 2021 and 2020	High	Low
First Quarter ended March 31, 2020	$0.038	$0.017
Second Quarter ended June 30, 2020	$0.027	$0.014
Third Quarter ended September 30, 2020	$0.052	$0.013
Fourth Quarter ended December 31, 2020	$0.139	$0.038

First Quarter ended March 31, 2021	$4.55	$0.061
Second Quarter ended June 30, 2021	$3.45	$1.09
Third Quarter ended September 30, 2021	$2.75	$1.14
Fourth Quarter ended December 31, 2021	$2.14	$0.55

As of March 21, 2022, there were approximately 314 record holders of GTII common stock, not including shares held in “street name” in brokerage accounts. As of March 21, 2022, there were approximately 239,965,515 shares of GTII’s common stock issued and outstanding on record.

Dividends

GTII has not declared or paid any cash dividends on its common stock. On March 23, 2021, GTII declared a dividend in the form of one warrant for every ten shares of the Company’s common stock owned as of the dividend record date of April 1, 2021. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $2.75 per share. The Company distributed the dividend on April 8, 2021. The warrants have a term of two years and expire on April 8, 2023.

Transfer Agent and Registrar

The transfer agent and registrar for GTII’s common stock is Liberty Stock Transfer, Inc. The Company email address is: Liberty Stock Transfer Co., Inc., 788 Shrewsbury Avenue, Suite 2163, Tinton Falls, NJ 07724. (732)-372-0707.

Repurchases of Our Securities

The Company did not buy back any of their own stock during 2021 or 2020.

Sales of Our Unregistered Securities during 2021 Not Previously Disclosed

On December 30, 2021, the Company sold 100,000 shares of its common stock to an accredited investor in a private placement, pursuant to Rule 506(b) of the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2021, compared to the Year Ended December 31, 2020:

During the 2021 year, we generated revenues of $24,120, compared to $8,500 for 2020. Our revenues reported were from our subsidiary Bronx from the date of acquisition of December 27, 2021 through December 31, 2021. Bronx had revenues in excess of $3 million during 2021 prior to our acquisition. All Bronx revenues will be reported with the Company moving forward. Our total operating expenses increased from $2,573,359 in 2020 to $6,150,624 in 2021. The increase was primarily the result of the increase in stock-based compensation to our professionals. General and administrative expenses increased from $65,856 in 2020 to $237,093 in 2021, an increase of $171,237, mostly due to the increase in travel related expenses due to the restrictions of Covid-19 being lifted. Compensation to officers and service fees to professionals increased by $2,863,082, from $2,507,236 to $5,370,318 due mostly to the increase in share-based compensation, and medical benefits for employees. Depreciation expense increased by $2,733 to $3,000 from $267 the prior year.

Our net loss increased by $3,284,436 to $6,062,922 in 2021 from $2,778,486 in 2020, due to the increased stock-based compensation in 2021, despite the $132,000 unrealized gain from marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2021, we had cash on hand of $359,143 compared to $2,479 on December 31, 2020, including the cash acquired in the acquisition of Bronx of $238,972. We used cash in our operations of $655,622 in 2021 compared to $173,399 in 2020, a 278% increase. We (paid) raised net $(109,513) and $109,513 from related party loans in 2021 and 2020, respectively. We anticipate that we will have an increase in our cash flow from continuing operations with the acquisition made during the year. We do not have sufficient cash on hand on December 31, 2021, to cover our negative cash flow. We will attempt to increase our operating activities with our acquisition operations in 2022, and possibly raise capital through the sale of our common stock or through debt financing.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Global Tech has no credit facilities with which to resolve these outstanding obligations from prior years but will attempt to fully resolve them upon a successful capital raise and monetary action of the business. This may have a negative impact on our future liquidity in the event we must prioritize the repayment of these obligations when capital becomes available. In December 2020, the officers, directors and affiliates of the Company converted accrued wages and expenses of $688,955 and $3,974,751 in notes payable and accrued interest to stock and options.

Any remedy to our current lack of liquidity must consider all the foregoing liabilities. Global Tech intends to continue its pursuit to raise capital to monetize its business and pay all its liabilities. Capital raise plans are under consideration, but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or assets. Because no actions have been taken on the past due obligations and demand has not been made by the applicable companies and individuals, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, if all these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $2,871,377 would cause Global Tech to default and, further, would put our continued viability in jeopardy.

CONTRACTUAL OBLIGATIONS

The Company has contractional obligations with numerous independent service providers, as well as a monthly commitment to Alt5 Sigma to host and support the Beyond Blockchain site and mobile app. Bronx Family Eye Care, Inc. has various contractual obligations necessary to carry on its operations.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s auditors have included a “Going Concern Qualification” in their report for the year ended December 31, 2021. In addition, the Company has net losses and negative working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult to raise capital.

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

We define our “critical accounting policies” as those U.S. generally accepted accounting principles that require us to make subjective estimates about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific way, we apply those principles. Our estimates are based upon assumptions and judgments about matters that are highly uncertain at the time the accounting estimate is made and applied and require us to continually assess a range of potential outcomes. A detailed discussion of the critical accounting policies that most affect our Company is in Footnote 2 of the notes to our financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Tech Industries Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Tech Industries Group, Inc. (the Company) as of December 31, 2021, and 2020 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Stock for Services

As described in Note 7 to the consolidated financial statements, the Company issued common stock for services. Management establishes their estimate for the value of the stock for services using historical stock price information.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 12, 2022

 PCAOB ID: 6117

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$359,143	$2,479
Accounts receivable	78,721	-
Inventory	290,710	-
Prepaid expenses	-	222,167
Marketable securities	163,000	31,000

Total Current Assets	891,574	255,646

PROPERTY PLANT & EQUIPMENT
Fixed assets (net)	112,603	2,946
Right-of use assets – operating leases	833,796	-

Total Property, Plant and Equipment	946,399	2,946

OTHER ASSETS
License	3,333	-
Fine art	67,845	-
Security deposits	67,808	-
Goodwill	6,443,559	-

Total Other Assets	6,582,545	-

TOTAL ASSETS	$8,420,518	$258,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$791,008	$610,715
Accounts payable and accrued expenses-related parties	590,060	8,953
Accrued interest payable	387,982	357,708
Notes payable in default	871,082	871,082
Due to related parties	-	109,513
Convertible debenture	-	74,800
Notes payable	922,000	-
Current portion of operating lease liabilities	274,222	-
Current portion of long-term debt	2,986	-

Total Current Liabilities	3,839,340	2,032,771

LONG-TERM LIABILITIES

Long-term operating lease liabilities	559,574	-
Note payable	147,014	-

Total Long-term Liabilities	706,588	-

Total Liabilities	4,545,928	2,032,771

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 550,000,000 shares authorized; 255,790,585 (including 16,000,000 shares held in escrow) and 240,998,005 issued and 239,790,585 and 230,498,005 outstanding, respectively	255,791	230,498
Additional paid-in-capital	237,774,709	168,398,511
Accumulated (Deficit)	(234,155,911)	(170,403,189)

Total Stockholders’ Equity (Deficit)	3,874,590	(1,774,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,420,518	$258,592

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2021	2020

REVENUES, net	$24,120	$8,500

COST OF SALES, net	5,033	-

GROSS PROFIT	19,087	8,500

OPERATING EXPENSES

General and administrative	237,093	65,856
Compensation and professional fees	5,370,318	2,507,236
Charitable donations	540,213	-
Depreciation	3,000	267

Total Operating Expenses	6,150,624	2,573,359

OPERATING LOSS	(6,131,537)	(2,564,859)
OTHER INCOME (EXPENSES)

Gain (loss) on sale of marketable securities	132,000	(12,901)
Interest expense	(63,385)	(200,726)

Total Other Income (Expenses)	68,615	(213,627)

LOSS BEFORE INCOME TAXES	(6,062,922)	(2,778,486)

INCOME TAX EXPENSE	-	-

COMPREHENSIVE LOSS	$(6,062,922)	$(2,778,486)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	234,889,168	207,923,257

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Common stock issued for services			25,224,840	25,225	2,008,374		2,033,599

Cancellation of ARUR acquisition shares			(4,668,530)	(4,669)	4,669		-

Common stock issued for conversion of notes payable			4,663,705	4,664	506,012		510,676

Stock options issued for conversion of notes payable and interest					3,464,075		3,464,075

Stock options issued for conversion of accrued wages and expenses					688,955		688,955
Imputed interest – loan					13,440		13,440

Net loss for the year ended December 31, 2020						(2,778,486)	(2,778,486)

Balance, December 31, 2020	1,000	1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

Common stock issued for services			5,839,500	5,840	3,669,440		3,675,280

Common stock issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		-

Warrants issued as dividend to shareholders					57,689,800	(57,689,800)	-

Common stock issued for acquisition of Bronx Family Eye Care			2,650,000	2,650	6,966,850		6,969,500

Common stock issued for charitable donations			400,000	400	539,600		540,000

Common stock issued for medical advisory services			300,000	300	404,700		405,000

Common stock issued for exercise of warrants			3,080	3	8,468		8,471

Common stock issued for cash			100,000	100	99,900		100,000

Common Stock issued and held in escrow for the potential acquisition of Classroom Salon			10,000,000	10,000	(10,000)		-
Imputed interest – loan					13,440		13,440

Net loss for the year ended December 31, 2021						(6,062,922)	(6,062,922)

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$237,774,709	$(234,155,911)	$3,874,590

 //

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(6,062,922)	$(2,778,486)
Adjustments to reconcile net loss to net cash used in
operating activities (net of acquisition):
Depreciation	3,000	267
Stock issued for services	4,620,280	2,033,599
Imputed interest on loan	13,440	13,440
(Gain) loss on marketable securities	(132,000)	12,901
Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	222,167	(222,167)
(Increase) in accounts receivable	(24,120)	-
Decrease in inventory	5,033	-
Increase in accounts payable and accrued expenses	89,916	577,299
Increase (decrease) in accounts payable and accrued expenses-officers and directors	581,106	(2)
Increase in accrued interest payable	28,477	54,201
Increase in accrued interest payable-officers and directors	-	135,549

Net Cash Used in Operating Activities	(655,623)	(173,399)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash acquired in acquisition	238,972	-
Cash paid for property and equipment	(5,000)	(3,213)
Proceeds from sale of marketable securities	-	143
Cash paid for other assets	(67,844)	-

Net Cash Provided by (Used in) Investing Activities	166,128	(3,070)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	108,471	-
Proceeds from debt financing	922,000	-
Proceeds received from (paid on) convertible debentures	(74,800)	68,000
Payments to officers and directors	(362,441)	(68,000)
Proceeds from officers and directors	252,929	177,513

Net Cash Provided by Financing Activities	846,159	177,513

INCREASE IN CASH AND CASH EQUIVALENTS	356,664	1,044

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,479	1,435

CASH AND CASH EQUIVALENTS, END OF PERIOD	$359,143	$2,479

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued and held in escrow for potential acquisitions	$16,000	-
Warrants issued as a dividend to shareholders	$57,689,800
Assets acquired from Bronx with share issuance	$768,114
Liabilities assumed from Bronx with share issuance	$242,173
Additions to ROU assets obtained from acquired operating lease liabilities	$833,796	-
Operating lease liabilities acquired from Bronx in acquisition	$833,796	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS

A)	ORGANIZATIONAL HISTORY

The Company was incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc. On November 10, 1999, a wholly-owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation. Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation.

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

On December 31, 2012, Global Tech and its new subsidiary, TTII Oil & Gas, Inc., a Delaware corporation, signed a binding asset purchase agreement with American Resource Technologies, Inc. (“ARUR”), a Kansas corporation, to acquire all the assets of ARUR for a purchase price of $513,538, which was paid in the form of 4,668,530 shares of Global Tech’s common stock as described in the asset purchase agreement. The shares were valued at $0.11 per share, based on the closing trading price of the common stock on the Closing Date. The assets purchased from ARUR include a 75% working interest in oil and gas leases in Kansas, as well as other oil field assets, a natural gas pipeline, currently shut down that is also located in Kansas, 25% interest in three other business entities operating in Kansas, and accounts receivables from two companies operating in Brazil in the amounts of $3,600,000 and $3,600,000 respectively. TTII Oil & Gas, Inc. also purchased three promissory notes in the amounts of $100,000, $100,000 and $350,000, as well an overdue contract for revenue in the amount of $1,000,000. Finally, a gun sight patent was also acquired from Century Technologies, Inc. All accounts and notes receivable were deemed uncollectable due to the age and circumstances, and therefore were assessed no value in the asset purchase. The equity ownerships were also deemed to be impaired due to the inactive nature of the entities and were not allocated any value. The gun sight patent was also not readily assessable as to value and no purchase price was allocated to this asset. Also, due to the mechanic’s lien and lawsuit on the oil leases, as well as the absence of an official reserve report, the oil lease was also impaired, and no value was recorded for this asset. In September 2015, the Chautauqua County Court decided that American Resource Technologies Inc. management and Board of Directors improperly acted and rendered the original Agreement a nullity. During 2019, the Company removed additional obligations related to the ARUR acquisition and settled legal fees due. During the 2nd quarter 2020, the Company was successful in recalling the 4,668,530 shares and cancelling them from the shareholders list.

On December 30, 2016, Global Tech Industries Group, Inc., a Nevada corporation, executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. After the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727. On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock, that was issued in good faith to GoFun in anticipation of a final stock exchange. The stock has since been returned to the Company’s treasury and cancelled. As of this writing, motions are pending that may require remaining negotiations to continue in arbitration.

On December 30, 2019, a dispute between the Company and its counsel regarding the GoFun matter, above, resulted in a filing, and subsequent settlement, of an action in the Supreme Court of the State of New York for the County of New York (Index No. 656396/2019). Pursuant to the settlement, counsel for the Company accepted previously issued shares as full payment for all legal work, expenses, costs, and other fees.

On February 28, 2021, the Company signed a binding stock purchase agreement with Gold Transactions International, Inc. (“GTI”) a privately held Utah corporation. GTI acquired a license from a private Nevada Corporation which operated, via a joint venture, in the business of buying and selling gold on a global basis through a private network of companies. The license agreement gave GTI access to the private network, and an exclusive right to market and promote the gold buy/sell program to expand the buying power of the network. GTI, with its network affiliates, purchases gold from artisan miners throughout the world and transports, assays, refines and sells the gold in the Dubai Multi Commodities Centre, (“DMCC”), a free trade zone in Dubai. The Company plans to raise capital for GTI and advance those funds into the gold network. Although 6,000,000 shares have been issued for this agreement, they are being held in escrow awaiting final performance criteria to be met and are therefore issued but not outstanding. All extension agreements for this acquisition have expired, but neither party has initiated a termination of the agreement.

During the first quarter of 2021, the Company entered into binding agreements with a company in the field of eye care, retail eye wear and full scope optometry. The Bronx Family Eye Care, Inc. is a company that provides retail eyewear and medically oriented full scope optometry at four brick and mortar locations. Bronx Family’s licensed optometrists use cutting-edge equipment to provide diagnosis and treatment for diseases of the eye, as well as corrective eyewear. Bronx Family also performs edging of lenses for its customers at their in-house facility, as well as providing services to outside practices. Effective December 27, 2021, Bronx Family Eye Care completed the closing requirements, the agreement was closed and Bronx became a reporting subsidiary of the Company. Bronx Family Eye Care, Inc. (“Bronx”) was incorporated in the State of New York on June 30, 2016.

The acquisition of Bronx was valued at $6,969,500, which was the value of the shares on the date of the definitive agreement. The purchase price was allocated to the assets and liabilities acquired based on the cost recorded on Bronx records (book value). Goodwill was recorded for the difference between the purchase price and the net assets acquired.

The following assets and liabilities were acquired from Bronx on December 27, 2021:

Assets
Cash	$238,972
Accounts receivable	54,601
Inventory	295,743
Property and equipment	110,990
Other assets	67,808
Total Assets	$768,114

Liabilities
Accounts payable	$90,376
Accrued expenses	1,797
Loans payable	150,000
Total Liabilities	242,173

Goodwill recorded on the acquisition	$6,443,559

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

During the second quarter of 2021, the Company signed an agreement with Alt5 Sigma to host a trading platform. The Company then launched Beyond Blockchain (a GTII company) on June 18, 2021, an online cryptocurrency trading platform that provides access to Digital Currency and is changing the way customers transact with Digital Assets. Beyond Blockchain is a registered Money Services Business under FINTRAC guidelines and incorporates world class AML and KYC technology. It uses two-factor authentication to secure customers’ assets as well as AI liveness testing to secure the user experience. Beyond Blockchain allows multi-currency clearing and direct settlements in Bitcoin (BTC), Ethereum (ETH), Tether (USDT), Bitcoin Cash (BCH), Litecoin (LTC), Bitcoin SV (BSV), Aave (AAVE), Compound (COMP), Uniswap (UNI), Chainlink (LINK) and Yearn Finance (YFI).

Beginning in April of 2021, the Company has been working towards tokenizing its fine art collection. If this prospectus is approved, the Company would mint 1,000,000,000 tokens of the GFT Token, with 26,000,000 of them being registered herein for distribution. Once minted, each shareholder, as of the to be determined record date, would be entitled to receive one GFT Token for every 10 shares of GTII Common Stock beneficially held in their name.

On November 9, 2021, GTII, and Trento Resources and Energy Corp, (“Trento”) a corporation organized under the laws of the State of Delaware, signed a binding stock purchase agreement (“SPA”) to engage in a merger/business combination, for the best interests of the shareholders of both GTII and Trento, pursuant to which Trento will become a wholly-owned subsidiary of GTII. Pursuant to the SPA, GTII issued 100,000 shares of common stock to Sean Wintraub, with 100,000,000 shares to be issued upon Trento’s successful raising, within six (6) months of funds sufficient to support large-scale mining operations at the Trento Mining Project (the “Trento Project”), located in the third region of Atacama, Chile, Copiapo. In addition, and within six (6) months subsequent to the raising of said funds, if GTII receives independent confirmation of the presence of the geological resources in those amounts contained in the Geological Estimation, the Company will issue Trento that amount of common stock representing industry standard multipliers for the value of that number of geological resources found listed in the Geological Estimation. On December 9, 2021, GTII retained Bertrand-Galindo Barrueto Barroilhet & Cia, (“Bertrand-Galindo”) a firm headquartered in Santiago, Chile to conduct a due diligence review of the Trento’s interests in Inversiones Trento SpA and the related mining concessions, operations, land easements, permits and assets related to the Trento project. Bertrand-Galindo will also provide relevant corporate, legal, regulatory and tax structure guidance as needed.

On December 18, 2021 the Company entered into a membership interest purchase agreement with AT Gekko PR LLC, a Puerto Rico limited liability company (“AT Gekko”), which owned 100% of the issued and outstanding membership interests of Classroom Salon Holdings, LLC, a Delaware limited liability company (“Classroom Salon Holdings”). Also on December 18, 2021 AT Gekko executed an assignment to the Company of its membership interests in Classroom Salon Holdings, which upon completion of the closing requirements would make Classroom Salon Holdings a wholly-owned subsidiary of the Company. The transaction was also subject to certain post-closing conditions as set forth in the membership interest purchase agreement. The conditions include PCAOB audited financial statements for 2020 and 2021, an amended license agreement with Carnegie Mellon University, and the consummation of the acquisition of Classroom Salon, LLC. In December 2021, the Company issued 10,000,000 shares of common stock in anticipation of a closing with Classroom Salon, however, at December 31, 2021, this transaction has not closed and the shares are held in escrow pending further action on Classroom Salon, thus these shares are considered issued but not outstanding.

On June 28, 2021, the Company increased its authorized shares of common stock to 550,000,000.

CORPORATE HISTORY

The Company was incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. On February 5, 1981, the Articles were amended, and the name of the corporation was changed to Nugget Exploration, Inc. On October 15, 1998, the Articles were amended and the number of authorized shares of stock, par value $0.01 was reduced from 50,000,000 to 5,000,000. The number of issued shares, originally 30,106,000, became approximately 97,117 after the 310-to-1 reverse stock split. On October 7, 1999, the Articles were amended and the number of common shares of authorized stock was increased to 25,000,000, par value $0.01. On January 24, 2000, the Articles were amended, and the Company changed its name to GoHealthMD, Inc. On August 30, 2004, the Articles were amended, and the Company’s name was changed to Tree Top Industries, Inc., the number of common shares of authorized stock was increased to 75,000,000 with a par value of $0.001, and the number of directors was changed from three to five. On November 20, 2007, the Articles were amended and the number of common shares of authorized stock was increased to 350,000,000 with a par value of $0.001, and blank check preferred stock was authorized in the number of 50,000, with a par value of $0.001. On December 28, 2011, the Articles were amended and the number of common shares of authorized stock was increased to 1,000,000,000, with a par value of $0.001. On November 15, 2012, the Articles were amended and the number of common shares of authorized stock was reduced to 10,000,000 shares with a par value of $0.001. The number of issued shares, originally 924,357,300, became approximately 9,243,573 after the 100-to-1 reverse stock split. On April 16, 2016, the Articles were amended through a Certificate of Change to change the number of authorized common shares through a 10 to 1 forward split to 100,000,000 shares. The number of shares, originally 9,243,573 became approximately 92,435,730 after the forward split. On July 6, 2016, through a Certificate of Change, 1,000 shares of the blank check preferred stock were designated as Series A preferred shares of stock and given the requisite powers of Series A preferred stock. On July 6, 2016, the Articles were amended to change the Company name from Tree Top Industries, Inc. to Global Tech Industries Group, Inc. The trading symbol was changed from TTII to GTII. On July 6, 2016, the Articles were amended to increase the authorized shares of common stock from 100,000,000 to 350,000,000 with a par value of $0.001. On June 28, 2021, the Articles were amended to increase the authorized shares of common stock from 350,000,000 to 550,000,000.

B)	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $6,062,922 during the fiscal year ended December 31, 2021, and has an accumulated deficit of $234,155,911 at December 31, 2021. The Company also had negative working capital of $2,947,766 and $1,777,125 on December 31, 2021 and 2020, respectively, and negative cash flow from operations of $655,623 and $173,399, respectively, for the years then ended.

The Company did not generate significant revenues during the years ended December 31, 2021 and 2020, and its cash flows are not sufficient enough to support all expenses of the Company. The Company as yet still requires substantial financing. Most of the financing has been provided by David Reichman, the Chief Executive Officer and Chairman. The Company is dependent upon his ability and willingness to continue to provide the financing necessary to meet reporting and filing requirements of a public company.

With the acquisition of Bronx in December 2021, the Company will have operating revenues which will assist the Company in providing necessary cashflow to assist in satisfying its obligations. However, in order for the Company to remain a going concern, it will need to generate significant cashflow to sustain the needs of the Company, financially, and it may be required to continue to receive funds from equity or debt financing to accomplish this need. There can be no assurance that the Company will continue to receive any proceeds from equity offerings or that the Company will be able to obtain the necessary funds to finance its operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bronx Family Eye Care, Inc., Ludicrous, Inc., TTI Strategic Acquisitions and Equity Group, Inc, TTII Oil & Gas, Inc., Global Tech Health, Inc. and G T International, Inc. All subsidiaries of the Company, other than Bronx Family Eye Care, Inc. and TTI Strategic Acquisitions and Equity Group, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

B)	USE OF MANAGEMENT’S ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. These consolidated financial statements have material estimates for valuation of stock and option transactions.

C)	CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. On December 31, 2021 and 2020, no excess existed. There were no cash equivalents on December 31, 2021, and 2020.

D)	INVENTORIES

Inventories, consist primarily of lenses and frames, are stated at the lower of cost or net realizable value, with cost determined using primarily the first-in-first-out (FIFO) method. The Company purchased substantially all inventories from several key suppliers. As of December 31, 2021, the Company’s inventory balance was $290,710.

E)	FIXED ASSETS

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

F)	INCOME TAXES

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

G)	REVENUE RECOGNITION

The Company incurred $24,120 in revenue from its subsidiary Bronx Family Eye Care from December 27, 2021 through December 31, 2021, the period that Bronx’s activity was consolidated with the Company. During 2020, the Company incurred $8,500 in service revenues. The Company recognizes revenues in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized as services are rendered or when control of our products is transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. Bronx’s performance obligation is completed once the eye exam or other services are complete. The revenue for the eyewear is recorded once the eyewear has been delivered to the patient. All services and products sold are recorded as revenue at the pre-determined and agreed upon price, and once the services are performed and the products have been delivered. Service fees and the delivery of eyewear products may happen at different times and stages of our contracts with our customers. Revenues are recorded at the completion of each stage of Bronx’s deliverables.

H)	ACCOUNTS RECEIVALE

Accounts Receivable – In the normal course of business, the Company extends credit to its patients on a short-term basis. Although the credit risk associated with these patients is minimal, the Company routinely reviews its accounts receivable balances and makes provisions for doubtful accounts. The Company ages its receivables by date of invoice. Management reviews bad debt annually. When an account is deemed uncollectible, the Company charges off the receivable against the bad debt reserve. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each patient and related aging of the past-due balances, including any billing disputes.

The allowance for doubtful accounts is based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual patient balances and past-due amounts. As of December 31, 2021 and 2020, the Company had an allowance for bad debt of $0 and $0, respectively. During the years ended December 31, 2021 and 2020, the Company had bad debt expense of $0 and $0, respectively.

I)	STOCK-BASED COMPENSATION

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

J)	INTANGIBLE ASSETS AND BUSINESS COMBINATIONS

The Company follows ASC 805, “Business Combinations,” and ASC 350, “Intangibles – Goodwill and Other”. ASC 805 requires the use of the purchase method of accounting for any business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are reviewed for impairment annually.

The Company recorded Goodwill in connection with its acquisition of Bronx Family Eyecare. The acquisition occurred through a Stock Purchase Agreement, wherein, the Company issued 2,650,000 shares of common stock, valued at $6,969,500. Good will was calculated based on the value of the share issuance, less the assets acquired plus the liabilities assumed as follows:

Assets
Cash	$238,972
Accounts receivable	54,601
Inventory	295,743
Property and equipment (net)	110,990
Other assets	67,808
Total Assets	$768,114

Liabilities
Accounts payable	$90,376
Accrued expenses	1,797
Loans payable	150,000
Total Liabilities	242,173

Goodwill recorded on the acquisition	$6,443,559

Management has evaluated the valuation of goodwill at December 31, 2021, and determined that there is no impairment to the valuation attributed to the Bronx acquisition.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current assets and liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2021 and 2020.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2021 and 2020:

	Level 1	Level 2	Level 3
Marketable Securities – 2021	$163,000	$-0-	$-0-
Marketable Securities – 2020	$31,000	$-0-	$-0-

K)	BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2021 and 2020, there were 4,500,664 stock options outstanding, respectively, however their effects were anti-dilutive. There were 23,361,723 and 0 warrants outstanding for the years ended 2021 and 2020, respectively, however their effects were anti-dilutive.

	For the Years Ended
	December 31,
	2021	2020
Loss (numerator)	$(6,062,922)	$(2,778,486)
Shares (denominator)	234,889,168	207,923,257
Basic and diluted loss per share	$(0.03)	$(0.01)

K)	RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting for leasing transactions. The ASU requires organizations that lease assets – referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. With the acquisition of Bronx, the Company acquired various operating leases for eyecare locations, (see note 8). There were, however, no capital leases with respective liabilities to record on the balance sheet.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable-Related Party

As of December 31, 2021 and 2020 there are no related party notes payable. On December 19, 2020, the Company converted $3,540,405 of notes payable and $434,345 of accrued interest on related party notes into 4,663,705 shares of common stock and 4,500,664 stock options, leaving $0 related party notes and accrued interest on December 31, 2020. The value of the shares and options issued for notes payable, interest, accrued wages and accounts payable to related parties, and the related gain on forgiveness of the remaining debt recorded as additional paid-in capital is further described below:

	Stock	Options	Gain	Total
Notes payable	$387,674	$339,952	$2,812,779	$3,540,405
Accrued interest	47,561	41,706	345,078	434,345
Accrued wages	74,460	65,295	540,245	680,000
Accounts payable	982	860	7,114	8,956
Totals	$510,677	$447,813	$3,705,216	$4,663,706

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses at the period ended December 31, 2021, totaling $500,000. On December 19, 2020, Mr. Reichman’s Notes, accrued interest and 2020 accrued wages, totaling $3,192,385 were converted to 3,192,385 shares of common stock and 3,080,781 stock options. On December 31, 2020, Mr. Reichman’s Note payable was $0.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses at the period ended December 31, 2021, totaling $90,000. On December 19, 2020, Mrs. Griffin’s Notes, accrued interest and 2020 accrued wages, totaling $1,045,700 were converted to 1,045,700 shares of common stock and 1,009,143 stock options. On December 31, 2020, Mrs. Griffin’s Note payable was $0.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 30,459 shares of common stock and 26,459 stock options. On December 31, 2020, the balance of this loan is $0.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 44,532 shares of common stock and 38,683 stock options. On December 31, 2020, the balance of this loan is $0.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 43,536 shares of common stock and 37,818 stock options. On December 31, 2020, the balance of this loan is $0.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016, the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 45,837 shares of common stock and 39,817 stock options. On December 31, 2020, the balance of this loan is $0.

On February 28, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 7,275 shares of common stock and 6,320 stock options. On December 31, 2020, the balance of this loan is $0.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. $7,924 was paid on December 31, 2020, leaving a balance of $72,076. On December 19, 2020, the loan and accrued interest were converted into 75,319 shares of common stock and 65,427 stock options. On December 31, 2020, the balance of this loan is $0.

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $83,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 96,430 shares of common stock and 83,765 stock options. On December 31, 2020, the balance of this loan is $0.

On January 22, 2014, the Company executed a note agreement with a Trust and shareholder, whose Trustee is our CEO, in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 19,619 shares of common stock and 17,042 stock options. On December 31, 2020, the balance of this loan is $0.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014, and October 10, 2014, the Company executed note agreements with a Trust and shareholder whose Trustee is our CEO, in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 33,528 shares of common stock and 29,124 stock options. On December 31, 2020, the balance of this loan is $0.

On October 10, 2014, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 6,792 shares of common stock and 5,900 stock options. On December 31, 2020, the balance of this loan is $0.

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 13,339 shares of common stock and 11,587 stock options. On December 31, 2020, the balance of this loan is $0.

(b) Additional detail to all Notes Payable-Related Party is as follows:

2021	2020	Interest	Interest Expense
Principal	Principal	Rate	12/31/2021	12/31/2020	Maturity
$-	$-	5.00%	$-	$75,265	7/15/21
-	-	5.00%	-	21,113	7/15/21
-	-	5.00%	-	15,372	7/15/21
-	-	5.00%	-	417	7/15/21
-	-	5.00%	-	7,500	7/15/21
-	-	5.00%	-	249	7/15/21
-	-	8.00%	-	1,140	7/15/21
-	-	6.00%	-	1,170	7/15/21
-	-	6.00%	-	1,419	7/15/21
-	-	6.00%	-	1,566	7/15/21
-	-	6.00%	-	225	7/15/21
-	-	6.00%	-	3,600	7/15/21
-	-	6.00%	-	2,214	N/A
-	-	6.00%	-	113	N/A
-	-	6.00%	-	1,005	7/15/21
-	-	6.00%	-	630	7/15/21
-	-	6.00%	-	1,080	7/15/21
-	-	6.00%	-	225	7/15/21
-	-	6.00%	-	573	7/15/21

$0	$0		$0	$134,876

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. During 2021 Mr. Reichman advanced $252,929 to the Company to cover operating expenses and was repaid $362,441. During 2020 Mr. Reichman advanced $177,513, to the Company and was repaid $68,000. On December 31, 2021, and 2020, the amounts Due to Officers and Directors for cash advances and expenses are $0 and $109,513, respectively.

NOTE 4 – FIXED ASSETS

During the year ended 2020, the Company wrote off all fixed assets purchased prior to 2019, that were fully depreciated. As part of the acquisition of Bronx, the Company purchased $130,434 in fixed assets with accumulated depreciation of $19,353. Depreciation expense was $3,000 and $267 during the years ended December 31, 2021, and 2020, respectively.

Fixed assets consist of the following:

	2021	2020
Computer equipment	$3,213	$3,213
Furniture and fixtures	14,037	-
Equipment	96,954	-

Total fixed assets	114,204	3,213
Accumulated Depreciation	(1,601)	(267)
Net fixed assets	$112,603	$2,946

NOTE 5 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. On December 31, 2021, and 2020, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default on December 31, 2021 and 2020 are $381,019 and $345,663, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a Company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default. Accrued interest on December 31, 2021, and 2020 is $21,960 and $20,880, respectively.

Also, during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest on December 31, 2021, and 2020 is $34,099 and $32,299, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest on December 31, 2021, and 2020 is $28,343 and $27,091, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest on December 31, 2021, and 2020 is $55,087 and $52,287, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2019, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest on December 31, 2021, and 2020 is $165,329 and $145,909, respectively.

On January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements, but the note is in default. Interest expense in the amount of $13,440 has been imputed for this note in 2021 and 2020, with an offsetting entry to Paid in Capital.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest on December 31, 2021, and 2020 is $14,031 and $12,383, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur, and this note is in default. Accrued interest on December 31, 2021, and 2020 is $42,568 and $37,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur, and this note is in default. Accrued interest on December 31, 2021, and 2020 is $13,936 and $12,300, respectively.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018, and is in default. Accrued interest on December 31, 2021, and 2020 is $2,342 and $2,042, respectively.

On January 31, 2014, the Company executed a note agreement with a corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018, and is in default. Accrued interest on December 31, 2021, and 2020 is $3,324 and $2,904, respectively.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

2021	2020	Interest	Interest Expense
Principal	Principal	Rate	12/31/2021	12/31/2020	Maturity
$32,960	32,960	5.00%	1,649	1,648	10/5/18
32,746	32,746	5.00%	1,637	1,636	10/5/18
5,000	5,000	6.00%	300	300	10/5/18
100,000	100,000	5.00%	5,000	5,000	10/5/18
7,000	7,000	6.00%	420	420	10/5/18
388,376	388,376	5.00%	19,420	19,420	10/5/18
192,000	192,000	0%	13,440	13,440	10/5/18
18,000	18,000	6.00%	1,080	1,080	9/1/2002
30,000	30,000	6.00%	1,800	1,800	9/12/2002
25,000	25,000	5.00%	1,250	1,250	8/31/2000
40,000	40,000	7.00%	2,800	2,800	7/10/2002

$871,082	$871,082		$48,796	$48,796

(c) NOTES PAYABLE

Notes payable consist of four notes bearing interest at rates from 3.75% to 6%, which are unsecured with due dates between July and December 2022. As of December 31, 2021, and 2020, notes payable amounted to $1,072,000 and $0, respectively. Accrued interest on the notes at December 31, 2021, and 2020 are $5,088 and $0, respectively. Below is a discussion of the details to the notes payable and a table summarizing the notes with additional information.

On July 20, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 6%, with a term of 12 months of the date received. At December 31, 2021 and 2020, accrued interest on this note totals $2,684 and $0, respectively.

On August 6, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 6%, with a term of 12 months of the date received. At December 31, 2021 and 2020, accrued interest on this note totals $2,404 and $0, respectively.

On December 31, 2021, the Company executed a note with an individual who had advanced funds throughout the year to assist management in their cashflow needs. The total amount received at December 31, 2021 was $722,000. The note bears interest at 6%, with a term of 12 months from December 31, 2021. Interest will begin to accrue on January 1, 2022, therefore, there was no accrued interest on this note at December 31, 2021.

In September 2020, the Bronx received a Small Business Administration (“SBA”) Loan pursuant to the Economic Injury Disaster Loan. The Company received a loan in the amount of $150,000 from the SBA. The SBA Loan is in the form of a Note dated August 29, 2020, which matures on August 29, 2050. The SBA Loan bears interest at a rate of 3.75% per annum and is payable monthly commencing on August 29, 2021. The monthly principal and interest payment for the SBA Loan will be $731. All proceeds from this Loan will be used solely as working capital to alleviate economic injury caused by the Economic Injury Disaster. At December 31, 2021, the outstanding balance was $150,000, with accrued interest of $1,875.

Future maturities of notes payable are as follows:

Year Ending December 31,

2022	$924,986
2023	3,376
2024	3,505
2025	3,639
2026	3,778
Thereafter	132,716
Total	$1,072,000

At December 31, 2021, and 2020, accrued interest on all outstanding notes payable and notes payable in default were $387,982 and $345,663, respectively. Interest expense on the outstanding notes amounted to $53,962 and $183,669 for the years ended December 31, 2021, and 2020, including the imputed interest discussed above.

(d) CONVERTIBLE DEBENTURE:

On November 27, 2020, the Company executed a convertible debenture with a corporation in the amount of $74,800, interest accrues at 10% per annum, unsecured, due on November 27, 2021. The debenture includes a conversion right to be exercised at any time 180 days after execution of the note and is convertible into common stock of the Company at 75% of the market price, being calculated as the lowest three trading prices during the fifteen-trading day period prior to conversion. The Debenture also required the Company to reserve 5 times the expected conversion share amount at the transfer agent, to insure there are sufficient shares available upon conversion.

The convertible debenture also contains a OID or original issue discount of $6,800, which was deducted from the proceeds, thus advancing $68,000 to the Company. Because the Company prepaid the debenture, the OID was completely expensed in the 2020 year.

On February 26, 2021, the Company prepaid the Convertible Debenture and all accrued penalties pursuant to the agreement, along with the accrued interest. Accrued interest and penalties on December 31, 2020, was $12,045, and the Convertible Debenture balance was $74,800.

NOTE 6 – INCOME TAXES

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

Deferred tax assets and the valuation account are as follows:

	2021	2020
Deferred tax assets:
NOL carryover	$3,838,795	$3,508,211
Valuation allowance	(3,838,795)	(3,508,211)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2021, and 2020.

The components of income tax expense are as follows:

	2021	2020

Book loss	$(1,273,214)	$(583,482)
Stock based compensation	970,259	427,056
Non-deductible expenses	91	87
Unrealized/Realized gains or losses on Securities (net)	(27,720)	2,709
Change in NOL valuation allowance	330,584	153,630
	$-	$-

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $17,452,897 and $15,878,689 as of December 31, 2021, and 2020, respectively, which may be offset against future taxable income. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2021	2020

Beginning balance	$3,508,211	$3,354,581
Additions based on tax positions related to current year	330,584	153,630
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$3,838,795	$3,508,211

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2021, and 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2021, 2020, 2019, 2018, 2017 and 2016.

NOTE 7 – STOCKHOLDERS’ DEFICIT

A)	NUMBER OF SHARES AUTHORIZED

The Board of Directors have authorized 550,000,000 shares of common stock to be issued at a par value of $0.001. As of December 31, 2021 and 2020, 239,790,585 and 230,498,005 shares of common stock are issued and outstanding, respectively.

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

On November 18, 2020, the Board of Directors authorized the issuance of 10,000,000 shares for investor relations (IR) and marketing services valued at $1,158,000, the market price of the shares upon grant.

On December 3, 2020, the Board of Directors authorized the issuance of 3,000,000 shares for IR services valued at $322,500, the market price of the shares upon grant. Since the service period had not been completed on December 31, 2020, the Company recorded a prepaid expense in the amount of $222,167, which will be expensed in the first quarter 2021.

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

On January 2, 2021, the Board of Directors authorized the issuance of 1,500,000 shares for services valued at $148,500, the market price of the shares upon authorization.

On March 15, 2021, the Board of Directors authorized the issuance of 3,000,000 shares for IR services valued at $322,500, the market price of the shares upon grant.

On April 1, 2021, the Board of Directors authorized the issuance of 2,650,000 shares for the acquisition of Bronx Family Eye Care, Inc. The Acquisition was valued at $6,969,500, the market price of the shares upon grant.

On April 7, 2021, the Board of Directors authorized the issuance of 50,000 shares for services valued at $97,500, the market price of the shares upon authorization.

On June 30, 2021, the Board of Directors authorized the issuance of 116,995 shares for services valued at $168,473, the market price of the shares upon authorization.

On June 7, 2021, Management renegotiated the contract service agreements with three professionals wherein the 250,000 shares received by each on January 2, 2021, would be earned and recorded each quarter with the number of shares earned based on the average moving stock price for the last 10 days of each quarter. The modification of the original agreement resulted in the total 750,000 shares being valued at $1,312,500 which was the fair value on June 7, 2021. The 250,000 shares issued to each consult were then considered unvested at the beginning of the year. The expense would be recorded each quarter and the shares would be determined to be vested and earned each quarter.

On August 11, 2021, the Board of Directors authorized the issuance of 125,000 shares for legal services valued at $237,500, the market price of the shares upon authorization.

On September 29, 2021, the Board of Directors authorized the issuance of 1,282,140 shares for medical advisory, charitable and other services valued at $1,730,889, the market price of the shares upon authorization.

On November 1, 2021, the Board of Directors authorized the issuance of 82,573 shares of common stock for services valued at $85,920, the market price of the shares upon authorization.

On November 1, 2021, 3,080 warrants were exercised with cash of $8,471 for the issuance of 3,080 shares of common stock.

On December 31, 2021, the Board of Directors authorized the issuance of 282,121 shares of common stock for services valued at $437,180, the market price of the shares upon authorization.

On December 31, 2021, the Board of Directors authorized a total of 100,671 additional shares of common stock to be issued to three consultants as determined by the average moving stock price for the last 10 days of the quarter per their service agreement. The 100,671 shares of common stock had a fair value of $151,007.

On December 31, 2021, the Board of Directors authorized the issuance of 100,000 shares of common stock for cash of $100,000 pursuant to a private placement memorandum.

D)	2007 OMNIBUS STOCK AND INCENTIVE PLAN

On September 24, 2007, the Board of Directors authorized the creation of the 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”). The 2007 Plan was approved by the stockholders on November 28, 2007. An aggregate of 60,000 shares of common stock is reserved for issuance and available for awards under the 2007 Plan.

Awards under the 2007 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted units and performance awards. For a complete description of the Plan, see Global Tech’s Form 8-K filed with the SEC on November 7, 2007.

E)	UNEARNED ESOP SHARES

Effective January 1, 2009, the Company organized the Tree Top Industries Profit-Sharing Plan Trust, to manage the Company’s Employee Stock Option Profit-Sharing Plan (“the Plan”). On November 13, 2018, the Trust name was changed to Global Tech Industries Group Profit Sharing Plan Trust. At the direction of the Board of Directors, the Company annually issues share to the Trust for the future benefit of the employees of the Company. The plan allows the Board of Directors to issue shares to the Trust annually to be allocated to the participants.

The Plan was organized consistent with the requirements of Section 401(a) of the Internal Revenue Code of 1986; however, the Plan has not been administered as a qualified retirement plan, and therefore, the shares issued to the ESOP have not been deducted for federal tax purposes. The employee group is a Top-Heavy group of Key Employees, however, the plan will also cover all employees that are eligible. Eligibility occurs for each employee that is employed on the anniversary date of the Plan. Participation shall cease upon the termination of the employee services, on account of death, disability, retirement or the separation from the employer. Each year the Employer shall contribute either cash or stock of the Corporation, an amount to the Plan as shall be determined by the Board of Directors. The contributions vest as follows:

For each of the first two years of Service	10% per year
Each additional year of Service over two years	20% additional
Full vesting after six years of Service

Retirement and death benefits commence at the termination of Service. Benefits may be paid in Cash, Stock or through a Qualified Join and Survivor Annuity.

Pursuant to ASC 718, the Company’s ESOP Plan is a non-leveraged plan, and therefore compensation expense is recorded at the fair value of the shares issued at the grant date. The Company has never issued dividends to its shareholders, and therefore no dividends have been issued to the ESOP plan. The ESOP shares are considered issued and outstanding for the earnings per share computation. Compensation expense of $0 and $150,000 has been recorded during 2020 or 2019, respectively, for the ESOP shares issued. There have been 23,500,000 and 23,500,000 share allocated to the participants of the Plan, as of December 31, 2021, and 2020, respectively and none of the shares have been committed for release. There are no shares in suspense as of December 31, 2021, and 2020, respectively. The fair value of the ESOP shares being held by the Trust as of December 31, 2021, and 2020 is $35,250,000 and $2,350,000, respectively. There is no repurchase obligation on the Company to purchase back any shares issued to the ESOP Trust. No dividends have been issued to the ESOP Trust, therefore there has been no tax benefit treatment in the Earnings Per Share computation.

No ESOP shares were issued for the 2021 or 2020 years.

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

The value of the options were determined using the Black-Scholes valuation method, and the Company uses the following methods to determine its underlying assumptions: expected volatilities are based on the historical monthly closing price of the Company’s common stock; the expected term is 2 year, the risk free interest rate used is based on the U.S Treasury implied yield zero-coupon issue with similar life terms to the expected life of the grant; and the expected divided yield is based on the current annual dividend. No compensation was recorded with the 4,500,664-option issuance as the $447,813 valuation of the options granted did not exceed the recorded amount of debt it was converting.

Assumptions:	2020
Assumptions applicable to stock options issued
Risk-free interest rate	3%
Expected lives (in years)	2
Expected stock volatility	72%
Dividend yield	-

Stock option transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding on January 1, 2020	-	$-	-	$-
Granted	4,500,644	.01	2 yrs	427,563
Exercised
Forfeited
Outstanding on December 31,2020	4,500,664	$.01	2 yrs	$427,563
Granted
Exercised
Forfeited
Outstanding on December 31, 2021	4,500,664	$.01	1 yrs	$427,563

G)	WARRANTS

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

Assumptions:	2021 Warrants
Assumptions applicable to stock options issued
Risk-free interest rate	.25-%
Expected lives (in years)	2
Expected stock volatility	266-%
Dividend yield	-

Warrant transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2020	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2020	-	$-	-	$-

Granted	23,364,803	2.75	2.0 yrs	$57,689,800
Exercised	(3,080)	2.75	-	(8,471)
Forfeited	-	-	-	-
Outstanding at December 31, 2021	23,361,723	$2.75	1.25 yrs	$57,681,330

H)	OTHER

During the years ended December 31, 2021 and 2020, the Company recorded imputed interest on a non-interest-bearing note in the amount of $13,440 and $13,440, respectively, as an increase in additional paid in capital.

NOTE 8- COMMITMENTS AND CONTINGENCIES

A)	LEASES

Global Tech Industries Group, Inc. currently does not lease, rent or own any property, however our subsidiary Bronx has entered into the following leases:

In June 2016, we entered into a month-to-month lease for retail space at 432 East 149th St. in Bronx, NY. Every year in June, there is a 3% increase in the rent fees. In June 2020 base rent was $4,035.79 + utility and maintenance charges. As of December 2021, base rent charge was $4,280.86 + maintenance and utility.

In June 2016, we entered into a month-to-month lease for retail space at 2336 Grand Concourse. in Bronx, NY.

In 2020 base rent was performance based and monthly totals ranged between $3,500 to $7,000. As of April 2020, we entered into an agreement for a fixed monthly of $4,500 with no rent increases during 2022. In April 2023, the lease will increase by 3%.

In September 1, 2018, we entered a 5-year operating lease for a retail space at 593 East Tremont in Bronx, NY with monthly payments of $3,903.84. In September of 2020, monthly rent increased to $4,020.96. In January of 2022, monthly rent increased to $4,265.83. In September of 2021, there is an option to renew for an additional 5 years.

In November 2020, we entered a 5-year operating lease for a retail space at 1420 St. Nichlas in Bronx, NY with monthly payments at $22,000, of which $2,000 each month is appropriated towards a security deposit. A security deposit of $40,000 was paid upon signing of the lease as of December 31, 2020, $40,000 is recorded as a security deposit asset on the balance sheet. As of December 1, 2021, there is $60,000 (3 months rent) in security deposit held by the landlord company. On this date, recurring monthly charges will be $21,500 per month. On December 1, 2022 rent charge will increase to $22,145/month. On December 1, 2023, rent charge will increase to $22,809. On December 1, 2024 rent charge will increase to $23,493. This lease is up for renewal in December 2025.

Two of our leases are month to month and are considered short-term operating leases and are precluded from being recognized as Right-of Use assets, however, our other two leases with long terms have been reported as ROU asset in the property, plant and equipment category, with offsetting operating lease liabilities, both current and long-term.

All of our retail leases include fixed rental payments. In addition, we also commonly enter into leases under which the lease payments increase at pre-determined dates based on a 3% cost of living increase. While some of our leases are gross leases, we also have leases in which we make separate payments to the lessor based on the lessor’s property and casualty insurance costs and the property taxes assessed on the property, as well as a portion of the common are maintenance associated with the property. We have elected the practical expedient method and do not separate lease and non-lease components for all of our building leases.

During 2021 and 2020, we recognized rent expense associated with our leases as follows:

	2021	2020
Operating lease costs:
Fixed Rent expense	$5,733	$-
Net lease cost	$5,733	$-
Lease cost – General & administrative	$5,733	$-
Net lease cost	$5,733	$-

The future payments due under operating leases as of December 31, 2021 is as follows:

Due in:

2022	$316,932
2023	312,102
2024	281,916

Total future payments	910,950
Less effects of discounting	(77,154)
Lease liability recognized	$833,796

As of December 31, 2021, the weighted average remaining lease term for our operating leases is 2.5 years.

Because we generally do not have access to the rate implicit in the lease, we utilize our incremental borrowing rate as the discount rate. The weighted average discount rate associated with operating leases as of December 31, 2021 is 6%. The incremental borrowing rate is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in a similar economic environment. In determining that rate, the Company considers prevailing economic conditions at the commencement date and factors such as company-specific credit risk, term of the lease and options, and the effect of collateralization based on the nature and quality of the underlying asset.

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

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727 . On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock out of the original 50,649,491 that were issued in good faith to GoFun in anticipation of a final stock exchange. That stock has been returned to the Company’s treasury and cancelled. On May 14, 2021, the Superior Court of New Jersey, Chancery Division: Monmouth County (docket no. PAS-MON-C-60-21) issued an order restraining the removal of restrictive legends on the remaining 7,000,000 shares of stock, pending further order of the New Jersey Court. The underlying matter currently in the U.S. district Court for the Southern District of New York, remains pending.

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As of December 31, 2021, no ruling on that motion has been entered.

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada, (Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of December 31, 2021, the parties are engaged in briefing jurisdictional motions.

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

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of December 31, 2021, no ruling on that motion has been entered.

C)	EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013, with a salary of $1. Mr. Reichman’s salary has been accruing because Global Tech is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mr. Reichman’s contract has been extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2, 2017, retroactive to January 1, 2017, and thru December 31, 2021.

Effective April 1, 2009, the Company entered into a three-year employment agreement with Kathy Griffin, President, pursuant to which Mrs. Griffin was paid an annual salary of $127,500, payable in semi-monthly installments. In addition, Mrs. Griffin may be paid a bonus or bonuses during each year, as determined at the discretion of the CEO, and receive stock options to purchase shares of common stock as discussed above. Mrs. Griffin was given a salary increase effective April 1, 2010, to an annual salary of $180,000. This salary increase accrued in 2010 because Global Tech was without resources to pay the salary increase. This employment agreement was filed on March 25, 2010, as exhibit 10.1 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mrs. Griffin’s employment contract has been extended on December 31, 2012, until December 31, 2013, with a salary of $1. Mrs. Griffin’s contract was extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2, 2017, retroactive to January 1, 2017, and thru December 31, 2020. During 2021, Mrs. Griffin began to work part-time and therefore was accrued salaries of $90,000 per year.

Effective April 1, 2021, the Company entered into a twelve-month employment agreement with Nikolay Bitsenko the Senior Optometrist, pursuant to which Mr. Bitsenko was paid an annual salary of $148,356, payable in monthly installments. In addition, Mr. Bitsenko may be paid a bonus or bonuses during the year, as determined at the discretion of the board of directors.

Effective April 1, 2021, the Company entered into an eighteen-month employment agreement with Michael Andreyev, a Staff Optometrist pursuant to which Mr. Andreyev was paid an annual salary of $74,400, payable in monthly installments. In addition, Mr. Andreyev may be paid a bonus or bonuses during the year, as determined at the discretion of the board of directors.

NOTE 9 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321, “Investments – Equity Securities.” The fair value of these shares on December 31, 2021, and 2020 amounted to $163,000 and $31,000, respectively. All realized gains and losses and unrealized gains and losses are recorded in earnings. For the year ended December 31, 2020, the Company recorded a net loss of $12,901 which consisted of realized gains of $40, and unrealized losses of $12,941. For the year ended December 31, 2021, the Company recorded a net gain of $132,000 which consisted of unrealized gains. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated events occurring after December 31, 2021 through the date these financial statements were issued and noted the following items requiring disclosure:

On January 4, 2022, the Board of Directors authorized the issuance of 50,000 shares of common stock for art procurement consulting.

On January 10, 2022, GTII executed a memorandum of understanding with DTXS Auction, Ltd., a wholly-owned subsidiary of DTXS Silk Road Investment Holdings Company, Ltd., (HKSE code 0620). On January 31, 2022, GTII executed a proposal sheet with DTXS Auction, Ltd., for the proposed exchange of 100,000 shares of the Company’s common stock for 350,000 shares of the common stock of DTXS Silk Road Investment Holdings Company, Ltd. The proposal sheet provides that, in consideration for the share exchange, DTXS will (a) develop a Chinatown art district within the Company’s planned Metaverse and (b) provide the Company with access to Chinese art pieces that it owns, controls or has access to, from eras of Chinese antiquity.

Also on January 10, 2022, GTII executed an irrevocable gift agreement with Icahn School of Medicine at Mount Sinai for the donation of 250,000 shares of the Company’s common stock over each of the next three years, inclusive of 2022.

On January 17, 2022, GTII executed a memorandum of understanding with TCG Gaming B.V., a Netherlands based metaverse development company, for the lease of a plot of virtual land in the TCG World metaverse.

On January 18, 2022, Classroom Salon Holdings, LLC, executed membership interest purchase agreements, as well as assignments of membership interests, resulting in the potential acquisition of 100% of Classroom Salon, LLC, a Pennsylvania limited liability company, subject to the closing conditions. On February 22, 2022, Classroom Salon, LLC, executed an amended and restated license agreement with Carnegie Mellon University. On February 25 2022, Classroom Salon Holdings, LLC completed its requisite two-year, PCAOB audit. Classroom Salon Holdings and Classroom Salon, LLC combined have no revenues, assets or liabilities, however, Class Salon, LLC holds a license agreement with Carnegie Mellon University with the following terms:

On January 16, 2014 and updated and revised on February 25, 2022, Classroom Salon, LLC signed a licensing agreement with Carnegie Mellon University for the purpose of further development of the licensed technology. As part of the agreement, Carnegie Mellon acquired an ownership interest of 9.55% in Classroom Salon, LLC and also received an agreement for future royalties. The term of the license agreement is for a period of 20 years. Minimum performance requirements are listed below.

(i)	Submission of a revised business plan to Carnegie Mellon, solely acceptable to Carnegie Mellon, by April 30, 2022.
(ii)	Execution of agreement(s) with any development partner(s) involving the Licensed Technology to be completed no later than December 31, 2022.
(iii)	Funding of $5,000,000 (including grants) attained by January 31, 2024
(iv)	Rebranded product specification of a Licensed Product to be developed and preliminary market testing of a Licensed Product to be completed by July 31, 2024.
(v)	Commercial product introduction of a Licensed Product to be achieved by January 31, 2025.
(vi)	Minimum revenues during the three years specified below must meet the following schedule:

a)	Year ending 2025 = $1,000,000
b)	Year ending 2026 = $2,500,000
c)	Year ending 2027 = $5,000,000

Carnegie Mellon is entitled to a royalty of 2.85% of net sales. If licensee decides to sublicense, Carnegie Mellon is entitled to 20% of the sublicense fee.

The licensed technology is the following: Title: Media Annotation Visualization Tools and Techniques, and an Aggregate-Behavior Visualization System Utilizing Such Tools and Techniques. (patent no. 10/061,756)

Following December 31, 2021, there was a difference in interpretation of the terms of the purchase agreement between the Company and Bronx Family Eye Care Inc. We have since agreed on the terms and are currently working on executing an amendment to the purchase agreement.

On March 9, 2022, GTII executed a non-binding Letter of Intent with Wildfire Media Corp, relating to the acquisition of the assets and liabilities of 1-800-Law-Firm, PLLC, a Delaware Corporation.

On March 17, 2022, the Board of Directors authorized the issuance of 125,000 shares of common stock for legal services performed.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of December 31, 2021.

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

For the year ended December 31, 2021, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management concluded that our internal control over financial reporting had material weaknesses and was not effective as of December 31, 2021. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2021, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
David Reichman	77	Chief Executive Officer and Chairman of the Board of Directors
Kathy M. Griffin	67	President and Director
Frank Benintendo	76	Secretary and Director
Donald Gilbert	85	Director and Chairman of Audit Committee
Michael Valle	65	Director

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

Frank Benintendo - Secretary

Frank Benintendo, secretary of the company, has been a director since 2004. Mr., Benintendo has spent over 45 years in the graphic arts/marketing field and was Chief Creative Officer of Popcorn Indiana, Inc., a Goldman Sachs investment portfolio company from 2003 to 2015, which was sold to Eagle Brands. Today, Mr. Benintendo runs his own creative/marketing consulting firm, FBI Designs, Inc. working in the Consumer Goods Product area. Mr. Benintendo’s skills and background were attractive to Global Tech Industries Group, Inc. since it had no creative/marketing staff. Mr. Benintendo’s design firm designed the current Global Tech Industries Group logo and worked several versions of its website, including the current iteration.

Directors

David Reichman, Chairman of the Board, has been the CEO of Global Tech Industries Group, Inc. for eighteen years. Prior to that, Mr. Reichman maintained a Business Management and Tax Law consulting group, and he is licensed by the US Treasury /Internal Revenue Service. In addition, Mr. Reichman was a Co-General Partner and Tax Matters Partner in Harrison Re-cycling Associates, a company that operated the first recycling equipment for non-biodegradable Styrofoam and Styrene plastic in North America. Previously, Mr. Reichman had worked for The American Express Company, where he held several positions, including Manager of Budget and Cost. During his tenure at American Express, he developed, along with Control Data Corporation, a Flexible Budgeting System for Management Control of International Operations, and the use of Time-Share computer equipment. Mr. Reichman’s education includes an MBA from Northeastern University, through the Harvard Case Study Program, as well as specialized education in business and scientific theory from The Wharton School of University of Pennsylvania and IBM Systems Scientific Institute. Mr. Reichman resides in New York City.

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

Frank Benintendo has been a Director and Secretary since 2004. Mr., Benintendo has spent over 45 years in the graphic arts/marketing field and was Chief Creative Officer of Popcorn Indiana, Inc., a Goldman Sachs investment portfolio company from 2003 to 2015, which was sold to Eagle Brands. Today, Mr. Benintendo runs his own creative/marketing consulting firm, FBI Designs, Inc. working in the Consumer Goods Product area. Mr. Benintendo’s skills and background were attractive to Global Tech Industries Group, Inc. since it had no creative/marketing staff. Mr. Benintendo’s design firm designed the current Global Tech Industries Group logo and worked several versions of its website, including the current iteration.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have determined that it is in the best interests of the Company and its shareholders for these positions to remain combined. However, the board of directors has created the position of Vice-Chairman to secure the continuity of the chain of command in case one or all the officers are unable to carry out their responsibilities for a period of time, and to further ensure that responsible management of the company moves forward unhindered.

Our Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

On September 29, 2021, all officers and directors signed an acknowledgement of the Company’s policy regarding avoidance of insider trading. This policy seeks to prevent insider trading on material non-public information by any officers and directors.

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

Board Committees

Audit Committee. Our board of directors has appointed an audit committee. During our fiscal year ended December 31, 2021, our audit committee is comprised of Donald Gilbert. Mr. Gilbert is the sole member of the Audit Committee. Our audit committee is authorized to:

●	appoint, compensate, and oversee the work of any registered public accounting firm employed by us;

●	resolve any disagreements between management and the auditor regarding financial reporting;

●	pre-approve all auditing and non-audit services;

●	retain independent counsel, accountants, or others to advise the audit committee or assist in the conduct of an investigation;

●	meet with our officers, external auditors, or outside counsel, as necessary; and

●	oversee that management has established and maintained processes to assure our compliance with all applicable laws, regulations and corporate policy.

The audit committee did not hold any meetings during the fiscal year ended December 31, 2021.

Compensation Committee. Our compensation committee is comprised of Kathy Griffin and Frank Benintendo. Our compensation committee is authorized to:

●	discharge the responsibilities of the board of directors relating to compensation of the directors, executive officers, key employees and service providers;

●	assist the board of directors in establishing appropriate incentive compensation and equity-based plans and to administer such plans;

●	oversee the annual process of evaluation of the performance of our management;

Nominating Committee. The Company does not currently have a nominating committee but may form one in the future. When formed, the nominating committee will be authorized to:

●	assist the board of directors by identifying qualified candidates for director nominees, and to recommend to the board of directors the director nominees for the next annual meeting of shareholders;

●	lead the board of directors in its annual review of its performance;

●	recommend to the board director nominees for each committee of the board of directors; and

●	develop and recommend to the board of directors’ corporate governance guidelines applicable to us.

Executive Committee, Our Executive Committee is comprised of David Reichman, Kathy Griffin, Frank Benintendo and Donald Gilbert. Our Executive committee is authorized to:

●	Act on behalf of the Board of Directors to recommend any action in the execution of its fiduciary responsibility that benefits or appears to benefit the shareholders and the Company’s mission

On August 19, 2021, the board established the Board Compensation Committee, comprised of Kathy Griffin and Frank Benintendo. The purpose of this committee is to absorb the compensation committee’s authority to explores compensation for officers and directors. The committee is authorized to:

●	Explore any means of compensation, when appropriate, including but not limited to capital raise, and/or sale of restricted stock held by officers and board members

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2021, with senior management. The audit committee has also discussed with Heaton & Company, PLLC the Company’s independent registered public accounting firm, the matters required to be discussed by the statement on Auditing Standards No. 61, Communication with Audit Committees, and received the written disclosures and the letter from Heaton & Company, PLLC, as required by Independence Standards Board Standard No. 1, Independence Discussion with Audit Committees. The audit committee has discussed with Heaton & Company, PLLC, the independence of Heaton & Company, PLLC as our auditors. Finally, in considering whether the independent auditors’ provision of non-audit services to us is compatible with the auditors’ independence for Heaton & Company, PLLC, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2020, all Reporting Persons timely complied with all applicable filing requirements.

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

The Elements of David Reichman’s and Kathy Griffin’s Compensation Programs

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2021, all executive officer base salary decisions were approved by the board of directors.

Our board of directors determines base salaries for the Named Executive Officers at the beginning of each fiscal year, and the board proposes new base salary amounts, if appropriate, based on its evaluation of individual performance and expected future contributions. We do not have a 401(k) Plan, but if we adopt one in the future, base salary would be the only element of compensation that would be used in determining the number of contributions permitted under the 401(k) Plan.

Incentive Compensation Awards

The Named Executives have not been paid bonuses and our board of directors has not yet established a formal compensation policy for the determination of bonuses. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our Named Executive Officers and other officers of Global Tech Industries Group, Inc. (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) our stock price. The board has not adopted specific performance goals and target bonus amounts for any of our fiscal years but may do so in the future.

Equity Incentive Awards

No stock option awards have been made to any of our Named Executives or other officers or employees of Global Tech Industries Group, Inc. under Omnibus Stock and Incentive Plan, which was subsequently cancelled.

Benefits and Prerequisites

At this stage of our business, we have limited benefits and no prerequisites for our employees. We do not have a 401(k) Plan but do have a Profit-Sharing Plan Trust specifically earmarked as a retirement plan. This plan is funded by adding an amount as deemed appropriate by the Board of Directors each year. We may adopt other plans and/or confer other fringe benefits for our executive officers in the future if our business grows sufficiently to enable us to afford them.

Separation and Change in Control Arrangements

We have employment agreements with our Named Executive Officers. They are eligible for specific benefits or payments if their employment or engagement terminates or if there is a change of control.

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2021, and 2020 to our Chief Executive Officer and our President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Reichman Chairman & CEO	2021	$500,000	-	-	-	125,568	-		$771,929

Kathy M. Griffin President	2021	$90,000	-	-	-	-	-		$90,000

David Reichman Chairman & CEO	2020	$500,000	-	27,375	-	244,554	-		$771,929

Kathy M. Griffin President	2020	$180,000	-	27,375	-	-	-		$207,375

Employment Agreements

Commencing on January 1, 2017, Mr. Reichman is serving as the Chief Executive Officer of the Company and Chairman of the Board on a full-time basis. Mr. Reichman’s base salary is $500,000 per year. He is entitled to participate in all benefits that the Company has or will implement, including covering all of Mr. Reichman’s health insurance premiums. Mr. Reichman executed the Company’s standard Employment Confidentiality and Inventions Agreement. Mrs. Griffin is serving as the President of the Company on a part-time basis. Mrs. Griffin’s base salary is $180,000 per year full time. She is entitled to participate in all benefits that the Company has or will implement, including covering all Mrs. Griffin’s health insurance premiums. Mrs. Griffin executed the Company’s standard Employment Confidentiality and Inventions Agreement

Option Exercises and Stock Vested

N/A

Director Compensation

No non-employee directors were paid any compensation for their services or reimbursement for their incidental expenses, except that on December 30, 2020, each director was issued 250,000 shares of common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2022, the number of and percent of our common stock beneficially owned by:

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

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days of March 21, 2022, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of March 21, 2022, have been exercised and converted.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent
David Reichman	38,846,285	16.20
Kathy M. Griffin	11,605,840	4.84
Frank Benintendo	4,692,079	1.96
Donald Gilbert	4,599,218	1.91
Michael Valle	1,859,000	.77

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Notes Payable – Related Party

As of December 31, 2021 and 2020 there are no related party notes payable. On December 19, 2020, the Company converted $3,540,405 of notes payable and $434,345 of accrued interest on related party notes into 4,663,705 shares of common stock and 4,500,664 stock options, leaving $0 related party notes and accrued interest on December 31, 2020. The value of the shares and options issued for notes payable, interest, accrued wages and accounts payable to related parties, and the related gain on forgiveness of the remaining debt recorded as additional paid-in capital is further described below:

	Stock	Options	Gain	Total
Notes payable	$387,674	$339,952	$2,812,779	$3,540,405
Accrued interest	47,561	41,706	345,078	434,345
Accrued wages	74,460	65,295	540,245	680,000
Accounts payable	982	860	7,114	8,956
Totals	$510,677	$447,813	$3,705,216	$4,663,706

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses at the period ended December 31, 2021, totaling $500,000. On December 19, 2020, Mr. Reichman’s Notes, accrued interest and 2020 accrued wages, totaling $3,192,385 were converted to 3,192,385 shares of common stock and 3,080,781 stock options. On December 31, 2020, Mr. Reichman’s Note payable was $0.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses at the period ended December 31, 2021, totaling $90,000. On December 19, 2020, Mrs. Griffin’s Notes, accrued interest and 2020 accrued wages, totaling $1,045,700 were converted to 1,045,700 shares of common stock and 1,009,143 stock options. On December 31, 2020, Mrs. Griffin’s Note payable was $0.

On December 13, 2012, the Company executed a note payable to an individual and board member in the amount of $19,000, interest accrues at 8% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 30,459 shares of common stock and 26,459 stock options. On December 31, 2020, the balance of this loan is $0.

On March 6, April 22, April 30, May 24, June 14, June 21, July 3, July 30, November 20, December 2, December 13, 2013, the Company executed notes payable to an individual and board member in the total amount of $31,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 44,532 shares of common stock and 38,683 stock options. On December 31, 2020, the balance of this loan is $0.

On January 2, January 21, April 24, May 19, July 28, August 26, and December 23, 2014, the Company executed notes payable to an individual and board member in the total amount of $31,500, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 43,536 shares of common stock and 37,818 stock options. On December 31, 2020, the balance of this loan is $0.

On February 11, April 21, May 6, June 8, June 15, July 17, August 19, October 20, 2015, and January 22, 2016, the Company executed notes payable to an individual and board member in the total amount of $34,800, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 45,837 shares of common stock and 39,817 stock options. On December 31, 2020, the balance of this loan is $0.

On February 28, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 7,275 shares of common stock and 6,320 stock options. On December 31, 2020, the balance of this loan is $0.

On July 23, July 24, August 5, August 26, and September 13, 2013, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $80,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution. $7,924 was paid on December 31, 2020, leaving a balance of $72,076. On December 19, 2020, the loan and accrued interest were converted into 75,319 shares of common stock and 65,427 stock options. On December 31, 2020, the balance of this loan is $0.

On May 15, July 12, July 17, and November 22, 2013, the Company executed notes payable to a Trust and shareholder, whose Trustee is our CEO, in the total amount of $83,877, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 96,430 shares of common stock and 83,765 stock options. On December 31, 2020, the balance of this loan is $0.

On January 22, 2014, the Company executed a note agreement with a Trust and shareholder, whose Trustee is our CEO, in the amount of $14,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 19,619 shares of common stock and 17,042 stock options. On December 31, 2020, the balance of this loan is $0.

On April 7, 2014, April 17, 2014, June 6, 2014, July 18, 2014, and October 10, 2014, the Company executed note agreements with a Trust and shareholder whose Trustee is our CEO, in various amounts totaling $24,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, and has been extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 33,528 shares of common stock and 29,124 stock options. On December 31, 2020, the balance of this loan is $0.

On October 10, 2014, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 6,792 shares of common stock and 5,900 stock options. On December 31, 2020, the balance of this loan is $0.

On December 30, 2019, the Company executed a note payable to a Trust and shareholder, whose Trustee is our CEO, in the amount of $12,765, interest accrues at 6%, per annum, unsecured, due on July 15, 2021. On December 19, 2020, the loan and accrued interest were converted into 13,339 shares of common stock and 11,587 stock options. On December 31, 2020, the balance of this loan is $0.

Due to Officers and Directors

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. During 2021 Mr. Reichman advanced $252,929 to the Company to cover operating expenses and was repaid $362,441. During 2020 Mr. Reichman advanced $177,513, to the Company and was repaid $68,000. On December 31, 2021, and 2020, the amounts Due to Officers and Directors for cash advances and expenses are $0 and $109,513, respectively.

Director Independence

We currently have two independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Heaton & Company, PLLC in 2021 for the audit and reviews of our 2021 and 2020 financial statements total approximately $22,500 and $20,500, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

[ ]	Consolidated Balance Sheets as of December 31, 2021, and 2020	14

[ ]	Consolidated Statements of Operations for the years ended December 31, 2021, and 2021	16

[ ]	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2021, and 2020	17

[ ]	Consolidated Statements of Cash Flows for the years ended December 31, 2021, and 2020	18

[ ]	Notes to Consolidated Financial Statements	19

2. Financial Statement Schedules

None

3. Exhibits

ITEM 16. EXHIBITS

3.1	Articles of Incorporation of Global Tech Industries Group, Inc., as amended (1)

3.2	By-Laws

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (12)

10.11	Letter of Intent Agreement, dated April 12, 2019, by and between Global Tech Industries Group, Inc., First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019 (13)

10.12	Termination of a Letter of Intent Agreement, dated December 31, 2019, by and between Global Tech Industries Group, Inc. First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 22, 2019(14)

10.13	Security Purchase Agreement, dated November 22, 2020, by and between Global Tech Industries Group, Inc. and Geneva Roth Remark Capital Holdings, Inc. (15)

10.14	Stock Purchase Agreement, dated February28, 2021 by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (16)

10.15	Warrant Agreement, dated March 22, 2021, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Company, Inc. (17)

10.16	Binding Letter Agreement, dated March 23, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(18)

10.17	Stock Purchase Agreement, dated March 31, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(19)

10.18	Independent Contractor Agent Agreement, dated April 7, 2021, by and between Global Industries Group, Inc. and Mr. Ronald Cavalier (20)

10.19	Binding Letter Agreement, dated April 30, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (21)

10.20	Gold Transactions International, Inc. completed its official audit and filed its financial disclosures, as required by Stock Purchase Agreement, dated February 28, 2021, by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (22)

10.21	Binding Letter Agreement expanding business combination, dated May 26, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (23)

10.22	Stock Purchase Agreement by and between Global Tech Industries Group, Inc and Trento Resources and Energy Corp, dated November 9, 2021 (24).

22.1	Subsidiaries #

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed January 8, 2013, as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed April 12, 2019, as an exhibit to a Form 8 – K and incorporated herein by reference.

(14)	Filed December 26, 2019, as an exhibit to a Form 8 -K and incorporated herein by reference

(15)	Filed November 27, 2020, as an exhibit to a Form 8 -K and incorporated herein by reference

(16)	Filed March 1, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(17)	Filed March 23, 2021, as an exhibit to a Form 8 -K and incorporated herein by reference

(18)	Filed March 24, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(19)	Filed April 6, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(20)	Filed April 7, 2021, as an exhibit to a Form 8 - K and incorporated herein by reference

(21)	Filed April 30, 2021, as an exhibit to a Form 8 – k and incorporated herein by reference

(22)	Filed May 13, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(23)	Filed June 6, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(24)	Filed November 16, 2021, as an exhibit to a Form 8-K and incorporated herein by reference

EXHIBIT NO.	DESCRIPTION

(a)	Exhibits

3. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: April 15, 2022	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 15, 2022
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 15, 2022
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: April 15, 2022
Donald Gilbert,
Director & Audit Chair

