Form 10-Q
period 2022-03-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2022-05-23
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

March 31, 2022

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

As of May 9, 2022 the number of shares outstanding of the registrant’s class of common stock was 257,121,441.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$349,818	$359,143
Accounts receivable	-	78,721
Inventory	-	290,710
Marketable securities	136,000	163,000

Total Current Assets	485,818	891,574

PROPERTY, PLANT & EQUIPMENT
Fixed Assets (net)	982	112,603
Right of use assets - Operating leases	-	833,796
Total Property. Plant and Equipment	982	946,399
OTHER ASSETS
License	3,333	3,333
Fine art	67,845	67,845
Security deposits	-	67,808
Goodwill	-	6,443,559

Total Other Assets	71,178	6,582,545

TOTAL ASSETS	$557,978	$8,420,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$894,629	$791,008
Accounts payable and accrued expenses-related parties	817,560	590,060
Accrued interest payable	441,266	387,982
Notes payable in default	871,082	871,082
Notes payable	972,000	922,000
Current Portion of operating lease liabilities	-	274,222
Current portion of long-term debt	-	2,986

Total Current Liabilities	3,996,537	3,839,340
LONG TERM LIABILITIES
Long-term operating lease liabilities	-	559,574
Note Payable	-	147,014
Total Long-term liabilities	-	706,588

Total Liabilities	3,996,537	4,545,928

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 550,000,000 shares authorized; 256,323,984 (including 16,000,000 shares held in escrow) and 255,790,585, issued and 240,323,984 and 239,790,585 outstanding, respectively	256,325	255,791
Additional paid-in-capital	231,522,829	237,626,395
Accumulated (Deficit)	(235,217,714)	(234,007,597)

Total Stockholders’ Equity (Deficit)	(3,438,559)	3,874,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$557,978	$8,420,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

	For The Three Months Ended
	March 31,
	2022	2021

REVENUES, net	-	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES

General and administrative	55,216	39,138
Compensation and professional fees	676,736	684,891
Charitable donations	410,000	-
Depreciation	893	268

Total Operating Expenses	1,142,845	724,297

OPERATING LOSS	(1,145,845)	(724,297)
OTHER INCOME (EXPENSES)

Unrealized Gain (Loss) on sale of marketable securities	(27,000)	68,000
Interest expense	(58,527)	(19,445)

Total Other Income (Expenses)	(85,527)	48,555

LOSS BEFORE INCOME TAXES	(1,228,372)	(675,742)

INCOME TAX EXPENSE	-	-

COMPREHENSIVE LOSS	$(1,228,372)	$(675,742)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	255,862,345	234,531,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2020	1,000	1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

Common stock issued for services			4,500,000	4,500	466,500		471,000

Common stock issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		-

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2021						(675,742)	(675,742)

Balance, March 31, 2021	1,000	$1	240,998,005	$240,998	$168,862,731	$(171,078,931)	$(1,975,561)

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$237,626,395	$(234,007,597)	$3,874,590

Common stock issued for services			283,399	284	452,824	0	453,108

Common stock issued for charitable donation			250,000	250	409,750		410,000

Reversal of acquisition					(6,969,500)	18,255	(6,951,245)

Imputed interest – loan					3,360		3,360

Net loss for the three months ended March 31, 2021						(1,228,372)	(1,228,372)

Balance, March 31, 2022	1,000	$1	256,323,984	$256,325	$231,522,829	$(235,217,714)	$(3,438,559)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,228,372)	(675,742)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities (net of acquisition):
Depreciation	893	268
Stock issued for services	863,108	471,000
Imputed interest on loan	3,360	3,360
(Gain) loss on marketable securities	27,000	(68,000)
Change in operating assets and liabilities
Increase in accounts payable and accrued expenses	173,038	20,734
Increase in accounts payable and accrued expenses-related parties	138,013	178,693
Increase (decrease) in accrued interest payable	55,081	(2,831)

Net Cash Provided by (Used in) Operating Activities	35,121	(72,518)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash returned in acquisition reversal	(183,933)	-

Net Cash Used in Investing Activities	(183,933)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	50,000	150,000
Repayment of convertible debentures	-	(74,800)
Payments to officers and directors	(250,470)	-
Cash received from related parties	339,558	51,615

Net Cash Provided by Financing Activities	139,486	126,815

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,324)	54,297

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	359,143	2,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$349,818	$56,776

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued and held in escrow	$-	$6,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) CONSOLIDATION

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2022, and the results of operations and cash flows for the three months then ended, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking equity and/or debt financing. The Company expects with the acquisitions of GTI, that these operations will help support the cashflow needs of the Company. Management also expects with the commencement of revenue generating operations from these subsidiaries, that the warrants issued to shareholders will be exercised in the near future, thus providing capital for the Company and its growth plans. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

March 31, 2022

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., TTI Strategic Acquisitions and Equity Group, Inc, TTII Oil & Gas, Inc., and GT International, Inc. All subsidiaries of the Company, other than TTI Strategic Acquisitions and Equity Group, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated. The Bronx and My Retina acquisitions were rescinded effective January 1, 2022.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At March 31, 2022 and December 31, 2021, $84,818 and $109,143 excess cash balances existed, respectively.

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

E) REVENUE RECOGNITION

The Company had no revenues during the three months ended March 31, 2022 and 2021, however when revenues commence, the Company will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized per our contract with our customers at a point of time when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, and after all our performance obligations have been met. The Company currently has no consulting revenues with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2022 and December 31, 2021.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

The following table presents the Company’s marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3
Marketable Securities – March 31, 2022	$136,000	$-0-	$-0-
Marketable Securities – December 31, 2021	$163,000	$-0-	$-0-

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

	For the Three Months Ended
	March 31,
	2022	2021
Loss (numerator)	$(1,228,372)	$(675,742)
Shares (denominator)	255,862,345	234,531,338
Basic and diluted loss per share	$(0.01)	$(0.01)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321, “Investments – Equity Securities.” The fair value of these shares at March 31, 2022 and December 31, 2021 amounted to $136,000 and $163,000, respectively. All realized and unrealized gains and losses are recorded in earnings. For the three months ended March 31, 2022, the Company recorded a loss of $(27,000) which consisted of unrealized gains (losses) by marking to market, the value of the shares held. For the three months ended March 31, 2021, the Company recorded unrealized gains of $68,000. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 - FIXED ASSETS

Depreciation expense for the three months ended March 31, 2022 and 2021 was $893 and $268, respectively.

Fixed assets consist of the following:

	March 31, 2022	December 31, 2021
Equipment	$5,000	$100,167
Furniture and fixtures	0	14,037
Total fixed assets	5,000	114,204
Accumulated Depreciation	(4,018)	(1,601)
Net fixed assets	$982	$112,603

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

Pursuant to the SPA, 100% of the GTI shares are to be exchanged for $6,000,000 worth of Company’s shares (6,000,000 shares). These performance obligations included in the SPA have until September 30, 2022 to be met, the Company has transferred the Company’s shares to an escrow account and reported the shares as issued but not outstanding.

DIGITAL TRADING PLATFORM LICENSE

On May 1, 2021, the Company entered an agreement with Alt 5 Sigma, Inc. (“Alt 5”), wherein Alt 5 licensed their Alt5Pro Digital Asset Platform to the Company and created “Beyond Blockchain”, a digital asset trading platform to be used by the Company and its shareholders and the public for trading digital assets. The Company paid $5,000 for the license and also pays a monthly hosting fee to Alt 5, which is expensed as incurred. The term of the license is for 12 months with an automatic renewal for an additional 12 months. This asset was sold subsequent to March 31, 2022. Amortization expensed for the three months ended March 31, 2022 and 2021 is $0 and $1,042, respectively.

	March 31, 2022	December 31, 2021
License – Digital platform	$5,000	$5,000

Total licensed assets	$5,000	$5,000

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to related parties consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. During the three months ended March, 2022 and 2021, Mr. Reichman advanced $258,887 and $51,615, respectively, and was repaid $339,955 and $0, respectively. At March 31, 2022 and December 31, 2021, the amounts owed to Mr. Reichman are $80,060 and $161,128, respectively.

Accrued Wages

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the three months ended March 31, 2022 and 2021. The accrued wages for the three months ended March 31, 2022 and 2021 are $147,500 and $147,500, respectively. The balance of accrued wages due to the officers at March 31, 2022 and December 31, 2021, are $737,500 and $590,000, respectively.

NOTE 8 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At March 31, 2022 and December 31, 2021, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default at March 31, 2022 and December 31, 2021 are $388,206 and $376,007, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

March 31, 2022	December 31, 2021	Interest	Interest Expense
Principal	Principal	Rate	3/30/2022	3/31/2021	Maturity
$32,960	32,960	5.00%	412	412	10/5/18
32,746	32,746	5.00%	409	409	10/5/18
5,000	5,000	6.00%	75	75	10/5/18
100,000	100,000	5.00%	1,250	1,250	10/5/18
7,000	7,000	6.00%	305	105	10/5/18
388,376	388,376	5.00%	4,855	4,855	10/5/18
192,000	192,000	0%	3,360	3,360	10/5/18
18,000	18,000	6.00%	270	270	9/1/2002
30,000	30,000	6.00%	450	450	9/12/2002
25,000	25,000	5.00%	313	313	8/31/2000
40,000	40,000	7.00%	700	700	7/10/2002

$871,082	$871,082		$12,199	$12,199

At March 31, 2022 and December 31, 2021, accrued interest on the outstanding notes payable (default and current) were $388,206 and $376,007, respectively and related party notes was $0 and $0, respectively. Interest expense on the outstanding notes amounted to $12,199 and $12,199 for the three months ended March 31, 2022, and 2021 including the imputed interest discussed below.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

(d) NOTES

On July 20, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. At March 31, 2022 and 2021, accrued interest on this note totals $4,184 and $2,684, respectively.

On August 6, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. At March 31, 2022 and 2021, accrued interest on this note totals $3,904 and $2,404, respectively.

On December 31, 2021 and March 30, 2022, the Company received cash from an individual in the amount of $722,000 and $50,000 as a loan bearing interest at 6%, with a term of 12 months of the date received. At March 31, 2022 and 2021, accrued interest on this note totals $0 and $0, respectively.

(e) Additional detail to all Notes Payable is as follows:

March 31, 2022	December 31, 2021	Interest	Interest Expense
Principal	Principal	Rate	3/31/2022	12/31/2021	Maturity
$100,000	100,000	5.00%	1,500	2,684	7/20/22
100,000	100,000	5.00%	1,500	2,404	8/6/22
722,000	0	6.00%	43,320	0	12/31/22
50,000	0	6.50%	0	0	03/30/23

(f) IMPUTED INTEREST

During the three months ended March 31, 2022 and 2021, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360 and $3,360, respectively, as an increase in additional paid in capital.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has agreed to make yearly contributions of 250,000 for each of the next three years to support Neurosurgery to an accredited school with a 501(c)(3) tax designation.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the three months ended March 31, 2022 and 2021, the Company issued 533,399 and 10,500,000 shares of common stock with a fair market value of $863,108 and $471,000, respectively, for services rendered. The services performed during the quarter were, legal, IR services, IT and consulting services for art procurement, medical advisory and service related to a 501c charitable organization. All services performed were from outside, unrelated third parties.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

In the first quarter of 2022 the major components, 131,923 shares were issued were for professional services to continue operating efforts and 250,000 shares for donations fair market value of $715,473, 250,000 shares were issued for donations fair market value of $410,000. In 2021 6,000,000 shares of common stock valued at $6,000,000 was issued and held in escrow for a stock purchase agreement of Gold Transactions international, Inc. and 4,500,000 shares were issued for professional services valued at $471,000.

STOCK OPTIONS

On December 19, 2020, in conjunction with the conversion of related party notes, accrued interest and compensation, the Company authorized the issuance of 4,500,664 stock options with the following features:

●	One option allows for the purchase of one share of common stock
●	The strike price of the option is $.01
●	The conversion term is 2 years from issuance date
●	All options are vested immediately

Stock option activity for the three months ended March 31, 2022 are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31,2021	4,500,664	$.01	1 yr	$427,563

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	4,500,664	$.01	.75 yrs	$427,563

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

2021 Warrants
Assumptions:
Assumptions applicable to stock options issued
Risk-free interest rate	.25- %
Expected lives (in years)	2-
Expected stock volatility	266- %
Dividend yield	-

Warrant transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2021	23,364,803	$2.75	2.0 yrs	$57,689,800
Granted	-	-	-	(8,471)
Exercised	(3,080)	2.75	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2021	-	$-	-	$-

Granted	23,361,723	2.75	1.25 yrs	$57,681,330
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2022	23,361,723	$2.75	1.00 yrs	$57,681,330

OTHER

During the three months ended March 31, 2022 and 2021, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360 and $3,360, respectively, as an increase in additional paid in capital (see Note 8).

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2022

NOTE 11 - LEGAL ACTIONS

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As of March 31, 2022, no ruling on that motion has been entered.

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of March 31, 2022, the parties are engaged in briefing jurisdictional motions.

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

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of March 31, 2022, no ruling on that motion has been entered.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On April 19, 2022 the Company closed the sale of its Beyond Block Chain Business. Included in the terms of the sale was cash payment of $25,000, and a continuing 10% interest from Parabolic Technologies which will be distributed in the form of a proprietary token. The assets sold are still included in this quarterly filing.

On May 9, 2022, the company declared and began distribution of a dividend to its shareholders as of May 9, 2022 in the form of a digital token, which can be traded on various cryptocurrency platforms, including trade.beyondblockchain.us.

The Company is in ongoing discussions to unwind the recently completed acquisition of Bronx Eye Care and My Retina. While there are no definitive terms yet both sides agree that this would be the best course of action moving forward and would be effective January 1, 2022. As the result of this the Company did not include the results of Bronx Eye Care and My Retina’s results of operations or assets and liabilities in this filing.

Through May 9, 2022 the company has issued 797,457 shares of common stock for financing and operating purposes.

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

On February 28, 2021, the Company signed a binding stock purchase agreement with Gold Transactions International, Inc. (“GTI”) a privately held Utah corporation. GTI acquired a license from a private Nevada Corporation which operated, via a joint venture, in the business of buying and selling gold on a global basis through a private network of companies. The license agreement gave GTI access to the private network, and an exclusive right to market and promote the gold buy/sell program to expand the buying power of the network. GTI and its network affiliates, purchases gold from artisan miners throughout the world and transports, assays, refines and sells the gold in the Dubai Multi Commodities Centre, (“DMCC”), a free trade zone in Dubai. The Company plans to raise capital for GTI and advance those funds into the gold network. Although 6,000,000 shares have been issued for this agreement, they are being held in escrow awaiting final performance criteria to be met and are therefore issued but not outstanding. All extension agreements for this acquisition have expired, but neither party has initiated a termination of the agreement through the date of issuance of these financial statements.

During the first quarter of 2021, the Company entered into binding agreements with a company in the field of eye care, retail eye wear and full scope optometry. The Bronx Family Eye Care, Inc. is a company that provides retail eyewear and medically oriented full scope optometry at four brick and mortar locations. Bronx Family’s licensed optometrists use cutting-edge equipment to provide diagnosis and treatment for diseases of the eye, as well as corrective eyewear. Bronx Family also performs edging of lenses for its customers at their in-house facility, as well as providing services to outside practices. Effective December 27, 2021, Bronx Family Eye Care completed the closing requirements, the agreement was closed and Bronx became a reporting subsidiary of the Company. Bronx Family Eye Care, Inc. (“Bronx”) was incorporated in the State of New York on June 30, 2016. Both parties have agreed to unwind this acquisition as of January 1, 2022.

During the 2nd quarter 2021, the Company entered into a binding agreement with My Retina. My Retina is a SaaS (Software as a Service) software and practice management company that fills an important need for their client-companies to satisfy diagnostic medical care measures in an in- home/house-call setting. My Retina licenses, leases, and operates its proprietary telemedicine software, as well as medical equipment, which together expedite diagnostic medical eye exam data to its corporate clients. Eyecare and Eyewear, Inc. is a diagnostic medical eye exam company that provides on-demand services of at-home eye exams to patients, as well as bulk exams conducted at medical offices, and virtual exams conducted through telemedicine software. . Both parties have agreed to unwind this acquisition as of January 1, 2022.

During the second quarter of 2021, the Company signed an agreement with Alt5 Sigma to host a trading platform. The Company then launched Beyond Blockchain (a GTII company) on June 18, 2021, an online cryptocurrency trading platform that provides access to Digital Currency and is changing the way customers transact with Digital Assets. Beyond Blockchain is a registered Money Services Business under FINTRAC guidelines and incorporates world class AML and KYC technology. It uses two-factor authentication to secure customers’ assets as well as AI liveness testing to secure the user experience. Beyond Blockchain which has been sold subsequent to this quarter allows multi-currency clearing and direct settlements in Bitcoin (BTC), Ethereum (ETH), Tether (USDT), Bitcoin Cash (BCH), Litecoin (LTC), Bitcoin SV (BSV), Aave (AAVE), Compound (COMP), Uniswap (UNI), Chainlink (LINK) and Yearn Finance (YFI).

Beginning in April of 2021, the Company has been working towards tokenizing its fine art collection. If this is approved, the Company would mint 1,000,000,000 tokens of the GFT Token, with 26,000,000 of them being registered herein for distribution. Once minted, each shareholder, as of the to be determined record date, would be entitled to receive one GFT Token for every 10 shares of GTII Common Stock beneficially held in their name.

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

On December 18, 2021 the Company entered into a membership interest purchase agreement with AT Gekko PR LLC, a Puerto Rico limited liability company (“AT Gekko”), which owned 100% of the issued and outstanding membership interests of Classroom Salon Holdings, LLC, a Delaware limited liability company (“Classroom Salon Holdings”). Also on December 18, 2021 AT Gekko executed an assignment to the Company of it’s membership interests in Classroom Salon Holdings, making Classroom Salon Holdings a wholly-owned subsidiary of the Company. The transaction was also subject to certain post-closing conditions as set forth in the membership interest purchase agreement. The conditions include PCAOB audited financial statements for 2020 and 2021, an amended license agreement with Carnegie Mellon University, and the consummation of the acquisition of Classroom Salon, LLC.

On January 10, 2022, GTII executed a memorandum of understanding with DTXS Auction, Ltd., a wholly-owned subsidiary of DTXS Silk Road Investment Holdings Company, Ltd., (HKSE code 0620). On January 31, 2022, GTII executed a proposal sheet with DTXS Auction, Ltd., for the proposed exchange of 100,000 shares of the Company’s common stock for 350,000 shares of the common stock of DTXS Silk Road Investment Holdings Company, Ltd. The proposal sheet provides that, in consideration for the share exchange, DTXS will (a) develop a Chinatown art district within the Company’s planned Metaverse and (b) provide the Company with access to Chinese art pieces that it owns, controls or has access to, from eras of Chinese antiquity. This transaction has not been completed as of the date of these financial statements.

Also on January 10, 2022, GTII executed an irrevocable gift agreement with Icahn School of Medicine at Mount Sinai for the donation of 250,000 shares of the Company’s commons stock over each of the next three years, inclusive of 2022.

On January 17, 2022, GTII executed a memorandum of understanding with TCG Gaming B.V., a Netherlands based metaverse development company, for the lease of a plot of virtual land in the TCG World metaverse.

On January 18, 2022, GTII’s subsidiary, Classroom Salon Holdings, LLC, executed membership interest purchase agreements, as well as assignments of membership interests, resulting in the acquisition of 100% of Classroom Salon, LLC, a Pennsylvania limited liability company. On February 22, 2022, Classroom Salon, LLC, executed an amended and restated license agreement with Carnegie Mellon University. On February 25 2022, Classroom Salon Holdings, LLC completed its requisite two-year, PCAOB audit. This transaction has not been completed as of the date of these financial statements.

On March 9, 2022, GTII executed a non-binding Letter of Intent with Wildfire Media Corp, relating to the acquisition of the assets and liabilities of 1-800-Law-Firm, PLLC, a Delaware Corporation.

Employees

As of March 31, 2022 the company employs two individuals in executive positions.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021:

There were no revenues generated during the three months ended March 31, 2022 and 2021. Our general operating expenses increased from $724,297 in 2021 to $1,142,845 in 2022. The increase was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting for our digital asset platform, fine art and medical advisory board, as well as charitable service contributions. The Company issued $863,108 in stock to our professionals during the first quarter 2022 as compared to $471,000 for the first quarter 2021. Our interest expense increased to $58,527 for the three months ended March 31, 2022 from $19,445 for the three months ended March 31, 2021. We also had unrealized loss from our marketable securities of $(27,000) for the three months ended March 31, 2022, compared to a gain of $68,000 for the three months ended March 31, 2021.

Our net loss increased by $555,630 from $(675,742) in the first quarter 2021 to a loss of $(1,228,372) in the first quarter 2022. The primary reason for this increase was the increase in professional services, as the Company entered a growth stage of acquisitions and funding requirements. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022 we had cash on hand of $349,818 compared to $359,143 at December 31, 2021. Cash provided by our operations was $35,121 during the three months ended March 31, 2022 compared to cash used of $(72,518) during the three months ended March 31, 2021. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. In the first three months of 2022 our CEO advanced $339,955 as compared to cash advance of $51,615 during 2021. During the three months ended March 31, 2022, the Company reimbursed our CEO $250,470 compared to $0 for the three months ended March 31, 2021. We anticipate that we will continue to have a negative cash flow from operations for 2022. We have sufficient cash on hand at March 31, 2022 to cover our negative cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing,

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, and is currently seeking a judicial resolution to these obligations.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to expand and develop its new acquisition operating activities to generate significant cashflow to allow it to pay its current obligations and settle its remaining obligations. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or liquid assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,393,238) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of March 31, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of common stock sold for cash during the three months ended March 31, 2022.

There were shares of common stock issued for legal, marketing, and other professional services rendered to the Company by five consultants in the aggregate amount of 533,399 shares during the three months ended March 31, 2022.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation of Global Tech Industries Group, Inc., as amended (1)

3.2	By-Laws (2)

4.1	Warrant Agreement, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Agent (25)

5.1	Opinion of McMurdo Law Group, LLC, legal counsel. (26)

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (12)

10.11	Letter of Intent Agreement, dated April 12, 2019, by and between Global Tech Industries Group, Inc., First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019 (13)

10.12	Termination of a Letter of Intent Agreement, dated December 31, 2019, by and between Global Tech Industries Group, Inc. First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 22, 2019(14)

10.13	Security Purchase Agreement, dated November 22, 2020, by and between Global Tech Industries Group, Inc. and Geneva Roth Remark Capital Holdings, Inc. (15)

10.14	Stock Purchase Agreement, dated February28, 2021 by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (16)

10.15	Warrant Agreement, dated March 22, 2021, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Company, Inc. (17)

10.16	Binding Letter Agreement, dated March 23, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(18)

10.17	Stock Purchase Agreement, dated March 31, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(19)

10.18	Independent Contractor Agent Agreement, dated April 7, 2021, by and between Global Industries Group, Inc. and Mr. Ronald Cavalier (20)

10.19	Binding Letter Agreement, dated April 30, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (21)

10.20	Gold Transactions International, Inc. completed its official audit and filed its financial disclosures, as required by Stock Purchase Agreement, dated February 28, 2021, by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (22)

10.21	Binding Letter Agreement expanding business combination, dated May 26, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (23)

10.22	Stock Purchase Agreement by and between Global Tech Industries Group, Inc and Trento Resources and Energy Corp, dated November 9, 2021 (24).

22.1	Subsidiaries (27)

23.1	Consent of Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC) (28)

1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed January 8, 2013, as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed April 12, 2019, as an exhibit to a Form 8 – K and incorporated herein by reference.

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

Dated: May 20, 2022	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 20, 2022
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 20, 2022
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 20, 2022
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: May 20, 2022
Donald Gilbert, Director

By	/s/ Michael Valle	Dated May 20, 2022
Michael Valle, Director

