Form 10-Q
period 2022-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2022-08-17
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

June 30, 2022

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

As of August 11, 2022 the number of shares outstanding of the registrant’s class of common stock was 257,463,389.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$354,651	$359,143
Accounts receivable	-	78,721
Inventory	-	290,710
Marketable securities	100,000	163,000

Total Current Assets	454,651	891,574

PROPERTY, PLANT AND EQUIPMENT
Fixed assets (net)	1,339	112,603
Right of use assets - Operating leases	-	833,796
Total Property, Plant and Equipment	1,339	946,399

OTHER ASSETS
License	12,892,192	3,333
Fine art	67,845	67,845
Security deposits	-	67,808
Goodwill	-	6,443,559

Total Other Assets	12,960,037	6,582,545

TOTAL ASSETS	$13,416,027	$8,420,518

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$653,530	$791,008
Accounts payable and accrued expenses-related parties	1,205,239	590,060
Accrued interest payable	398,697	387,982
Notes payable in default	871,082	871,082
Notes payable	-	922,000
Current portion of operating lease liabilities	-	274,222
Current portion of long-term debt	126,477	2,986

Total Current Liabilities	3,255,025	3,839,340

LONG TERM LIABILITIES

Long-term operating lease liabilities	-	559,574
Note payable	4,841,700	147,014

Total Long-term liabilities	4,841,700	706,588

Total Liabilities	8,096,725	4,545,928

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 257,463,289 (including 10,000,000 shares held in escrow) and 255,790,585 (including 16,000,000 shares held in escrow) issued and 247,463,289 and 239,790,585 outstanding, respectively	257,463	255,791
Additional paid-in-capital	241,405,397	237,774,709
Accumulated (Deficit)	(236,343,559)	(234,155,911)

Total Stockholders’ Equity (Deficit)	5,319,302	3,874,590

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,416,027	$8,420,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

	For The Three and Six Months Ended
	June 30,
	2022	2021	2022	2021

REVENUES, net	$-	$-	$-	$-

COST OF SALES, net	-	-	-	-

GROSS PROFIT/(LOSS)	-	-	-	-

OPERATING EXPENSES

General and administrative	130,174	62,248	185,390	101,386
Compensation and professional fees	478,241	1,307,689	1,154,977	1,992,580
Charitable donations	372,500	-	782,500	-
Depreciation	268	267	1,161	535

Total Operating Expenses	981,183	1,370,204	2,124,028	2,094,501

OPERATING LOSS	(981,183)	(1,370,204)	(2,124,028)	(2,094,501)
OTHER INCOME (EXPENSES)

Unrealized gain (loss) on change in fair value of marketable securities	(36,000)	281,000	(63,000)	349,000
Gain on sale of assets	22,291	-	22,291	-
Gain on settlement of debt	28,150	-	28,150	-
Interest income	1,500		1,500
Interest expense	(12,289)	(12,904)	(70,816)	(32,349)

Total Other Income (Expenses)	3,652	268,096	(81,875)	316,651

LOSS BEFORE INCOME TAXES	(977,531)	(1,102,108)	(2,205,903)	(1,777,850)

INCOME TAX EXPENSE	-	-	-	-

COMPREHENSIVE LOSS	$(977,531)	$(1,102,108)	$(2,205,903)	$(1,777,850)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED	257,142,064	235,044,159	256,507,508	233,779,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2022, and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2020	1,000	$1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

Common stock issued for services			4,500,000	4,500	466,500		471,000
Common stock issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		-
Imputed interest – loan					3,360		3,360
Net loss for the three months ended March 31, 2021						(675,742)	(675,742)
Balance, March 31, 2021	1,000	$1	240,998,005	$240,998	$168,862,371	$(171,078,931)	$(1,975,561)

Common stock issued for services			166,995	167	866,557		866,724
Warrants issued as dividend to shareholders					57,689,800	(57,689,800)	-
Imputed interest – loan					3,360		3,360
Common stock issued for acquisition of Bronx Family Eye Care			4,150,000	4,150	(4,150)		-
Net loss for the three months ended June 30, 2021						(1,102,108)	(1,102,108)
Balance, June 30, 2021	1,000	$1	245,315,000	$245,315	$227,417,938	$(229,870,839)	$(2,207,585)

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$237,774,709	$(234,155,911)	$3,874,590

Common stock issued for services			533,399	534	862,574		863,108
Reversal of acquisition					(6,969,500)	18,255	(6,951,245)
Imputed interest – loan					3,360		3,360
Net loss for the three months ended March 31, 2022						(1,228,372)	(1,228,372)
Balance, March 31, 2022	1,000	$1	256,323,984	$256,325	$231,671,143	$(235,366,028)	$(3,438,559)

Common stock issued for services			466,848	466	727,524		727,990
Escrow release from acquisition					7,920,090		7,920,090
Imputed interest – loan					3,360		3,360
Proceeds from the exercise of warrants					8,875		8,875
Common stock issued for notes payable, accrued interest and accrued expenses			672,457	672	1,074,405		1,075,077
Net loss for the three months ended June 30, 2022						(977,531)	(977,531)
Balance, June 30, 2022	1,000	$1	257,463,289	$257,463	241,405,397	$(236,343,559)	$5,319,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,205,903)	$(1,777,850)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisition):
Depreciation	1,161	535
Stock issued for services	1,591,098	1,337,724
Imputed interest on loan	6,720	6,720
Gain on debt conversion	(28,150)	-
Gain on asset sale	(22,291)	-
Unrealized (gain) loss on marketable securities	63,000	(349,000)
Change in operating assets and liabilities
Decrease in prepaid expenses	-	222,167
Increase in accounts payable and accrued expenses	8,459	41,469
Increase in accounts payable and accrued expenses-related parties	615,179	352,525
Increase in accrued interest payable	63,920	5,633

Net Cash Provided by (Used in) Operating Activities	93,193	(160,077)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash from sale of asset	25,000	-
Cash returned in acquisition reversal	(183,933)	-
Cash paid for fine art	-	(67,845)
Cash acquired from license acquisition	2,373	-
Cash paid for license	-	(5,000)

Net Cash Used in Investing Activities	(156,560)	(72,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	8,875	-
Proceeds from note payable	50,000	-
Cash from stock deposits	-	340,000
Payments on convertible debentures	-	(74,800)
Payments to officers and directors
Cash received from related parties

Net Cash Provided by (Used in) Financing Activities	58,875	265,200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,492)	32,278

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	359,143	2,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$354,651	$34,757

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued and held in escrow	$10,000	$10,150
Reclassification of notes payable to stock deposits	$-	$150,000
Common stock issued for debt, accrued interest and accrued expenses	$1,075,077	$-
Stock released from escrow for license acquisition (net of debt)	$7,920,090	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) CONSOLIDATION

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2022, and the results of operations and cash flows for the three and six months then ended, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the period ended June 30, 2022, are not necessarily indicative of the operating results for what will be the full year ended December 31, 2022.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as disclosed in Note 2 below. All significant inter-company balances and transactions have been eliminated.

B) GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

June 30, 2022

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., TTI Strategic Acquisitions and Equity Group, Inc, Classroom Salon Holdings, LLC, TTII Oil & Gas, Inc., and GT International, Inc. All subsidiaries of the Company, other than TTI Strategic Acquisitions and Equity Group, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated. The Bronx and My Retina acquisitions were rescinded effective January 1, 2022. Both parties have mutually agreed to unwind this transaction thereby they have no impact on these financial statements.

B) USE OF MANAGEMENT’S ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. On June 30, 2022, and December 31, 2021, $104,651 and $109,143 excess cash balances existed, respectively.

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

E) REVENUE RECOGNITION

The Company had no revenues during the three and six months ended June 30, 2022 and 2021, however when revenues commence, the Company will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized per our contract with our customers at a point of time when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, and after all our performance obligations have been met. The Company currently has no consulting revenues with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with ASC 718 as amended by ASU 2018-07. As such, the grant date is the measurement date of an award’s fair value., which is expensed over the requisite service period.

G) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows ASC 820, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2022, and December 31, 2021.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

The following table presents the Company’s marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2022, and December 31, 2021:

	Level 1	Level 2	Level 3
Marketable Securities – June 30, 2022	$100,000	$-0-	$-0-
Marketable Securities – December 31, 2021	$163,000	$-0-	$-0-

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For the three and six months ended June 30, 2021 and 2022, there were 4,500,664 stock options outstanding and 23,358,496 warrants outstanding, however their effects were anti-dilutive. and there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Three Months Ended
	June 30,
	2022	2021
Loss (numerator)	$(977,531)	$(1,102,108)
Shares (denominator)	257,142,064	235,044,159
Basic and diluted loss per share	$(0.00)	$(0.00)

	For the Six Months Ended
	June 30,
	2022	2021
Loss (numerator)	$(2,205,903)	$(1,777,850)
Shares (denominator)	256,507,508	233,779,672
Basic and diluted loss per share	$(0.00)	$(0.00)

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

J) MARKTABLE SECURITIES

The Company purchases marketable securities and engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest and dividends are included in net Interest Income.

K) LONG LIVED ASSETS

The Company evaluates its long-lived assets in accordance with FASB ASC 350, “Intangibles-Goodwill and Other,” and FASB ASC 360, “Property, Plant, and Equipment.” Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities. During the six months ended June 30, 2022, the Company recorded a loss of $(63,000) which consisted of unrealized gains (losses) by marking to market, the value of the shares held. For the six months ended June 30, 2021, the Company recorded unrealized gains of $349,000. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 - FIXED ASSETS

Depreciation expense for the six months ended June 30, 2022, and 2021 was $1,161 and $535, respectively. December 31, 2021 assets of $110,990 were removed with the unwinding of the Bronx Eye Care Acquisition.

Fixed assets consist of the following:

	June 30, 2022	December 31, 2021
Equipment	$3,214	$100,167
Furniture and fixtures	-	14,037
Total fixed assets	3,214	114,204
Accumulated Depreciation	(1,875)	(1,601)
Net fixed assets	$1,339	$112,603

NOTE 5 - LICENSES

GOLD TRANSACTIONS NETWORK LICENSE

On February 28, 2021, pursuant to a Stock Purchase Agreement (the “SPA”) between the Company and Gold Transactions International, Inc. (GTI), the Company assumed a License Agreement held by GTI. The Company has not accounted for the acquisition of the license due to a performance obligation that has not yet been met, but is disclosing the terms of the License due to the legal acquisition of the license. The license provides access to a joint venture of companies (the “Network”), that buys gold from artisan miners internationally, and provides transportation, assaying, refining and storage facilities in the DMCC1, a free trade zone for commodities trading in Dubai, and then sells the refined gold to its customers. The License Agreement grants the Company the following:

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

Pursuant to the SPA, 100% of the GTI shares are to be exchanged for 6,000,000 shares of the Company’s common stock (grant date fair value was $7,920,090). GTI has met its performance obligations and this transaction closed in the second quarter of 2022. The License asset was valued at $12,892,192 net of additional liabilities recorded.

The acquisition of GTI is being treated as an asset purchase and not business combination per ASC 805 as substantially all of the assets acquired are concentrated in a single identifiable asset. The following table summarizes the consideration transferred to acquire GTI and the amount of identified assets, and liabilities assumed at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$2,373
License (including intangibles)	12,892,192
Trade payables	(6,388)
Note payable	(4,968,177)

Total identifiable net assets	$7,920,000

DIGITAL TRADING PLATFORM LICENSE

On May 1, 2021, the Company entered an agreement with Alt 5 Sigma, Inc. (“Alt 5”), wherein Alt 5 licensed their Alt5Pro Digital Asset Platform to the Company and created “Beyond Blockchain”, a digital asset trading platform to be used by the Company and its shareholders and the public for trading digital assets. The Company paid $5,000 for the license and also pays a monthly hosting fee to Alt 5, which is expensed as incurred. The term of the license is for 12 months with an automatic renewal for an additional 12 months. This asset was sold in the second quarter of 2022. Amortization expensed through the date of sale was $2,708, respectively.

The Table below summarizes the Company’s licenses as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
License	2022	2021

Access and exclusivity license	$12,892,192	$-
Digital platform	-	5,000
Total licensed assets	12,892,192	5,000
Amortization	-	(1,667)
Net licensed assets	$12,892,192	$3,333

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to related parties consists of cash advances and expenses paid by Mr. Reichman to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. During the six months ended June 30, 2022, and 2021, Mr. Reichman advanced $263,510 and $105,252, respectively, and was repaid $309,390 and $109,325, respectively. Additionally, there is an expense account due Mr. Reichman of $24,000 on June 30, 2022. On June 30, 2022, and December 31, 2021, the amounts owed to Mr. Reichman are $296,180 and $105,440, respectively.

Accrued Wages

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the six months ended June 30, 2022 and 2021. The accrued wages for the six months ended June 30, 2022, and 2021 are $250,000 and $147,500, respectively. The balance of accrued wages due to the officers on June 30, 2022, and December 31, 2021, are $885,000 and $340,000, respectively.

NOTE 8 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At June 30, 2022 and December 31, 2021, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default on June 30, 2022 and December 31, 2021 are $398,697 and $387,982, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

June 39, 2022	December 31, 2021	Interest	Interest Expense
Principal	Principal	Rate	6/30/2022	6/30/2021	Maturity
$32,960	$32,960	5.00%	$824	$824	10/5/18
32,746	32,746	5.00%	818	818	10/5/18
5,000	5,000	6.00%	150	150	10/5/18
100,000	100,000	5.00%	2,500	2,500	10/5/18
7,000	7,000	6.00%	210	210	10/5/18
388,376	388,376	5.00%	9,710	9,710	10/5/18
192,000	192,000	0%	6,720	6,720	10/5/18
18,000	18,000	6.00%	540	540	9/1/2002
30,000	30,000	6.00%	900	900	9/12/2002
25,000	25,000	5.00%	626	626	8/31/2000
40,000	40,000	7.00%	1,400	1,400	7/10/2002

$871,082	$871,082		$24,398	$24,398

On June 30, 2022, and December 31, 2021, accrued interest on the outstanding notes payable (default and current) were $398,697 and $387,982, respectively and related party notes was $0 and $0, respectively. Interest expense on the outstanding notes amounted to $24,398 and $24,398 for the six months ended June 30, 2022, and 2021 including the imputed interest discussed below.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

(d) NOTES PAYABLE

On July 20, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On April 1, 2022, accrued interest on this note totaled $4,184 respectively. This loan and accrued interest were paid off in Company stock on April 1, 2022.

On August 6, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On April 1, 2022, accrued interest on this note totaled $3,904, respectively. This loan and accrued interest were paid off in Company stock on April 1, 2022.

On December 31, 2021, the Company executed a note with an individual who had advanced funds throughout the year to assist management in their cashflow needs. The total amount received at December 31, 2021 was $722,000 and an additional $50,000 in the first quarter of 2022. The note bears interest at 6%, with a term of 12 months from December 31, 2021. Interest will begin to accrue on January 1, 2022, therefore, there was no accrued interest on this note at December 31, 2021. This loan and accrued interest recorded for 2022 of $43,320 was paid off in Company stock on April 1, 2022.

In connection with the acquisition of the License Agreement, the Company executed a Promissory Note in the amount of $5,044,610, bears interest at 2%, is payable quarterly in graduating amounts over a 5-year period and is unsecured. On December 31, 2020, the Note Holder agreed to delay the interest accrual until 2021 and delayed the quarterly installments six months, making the first payments due September 30, 2021. As of June 30, 2022, the balance on this loan was $4,968,177.

The Company has debt obligations on the note as follows:

Year Due	Amount

2022	126,477
2023	815,496
2024	1,194,638
2025	1,581,419
Thereafter	1,250,147

Total	4,968,177

(g) IMPUTED INTEREST

During the six months ended June 30, 2022, and 2021, the Company recorded imputed interest on a non-interest-bearing note in the amount of $6,720 and $6,720, respectively, as an increase in additional paid in capital.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2022, and 2021, the Company issued 1,400,247 and 14,816,995 shares of common stock with a fair market value of $1,590,918 and $1,337,724, respectively, for services rendered. The services performed during the period were, legal, IR services, IT and consulting services for art procurement, medical advisory and service related to a 501c charitable organization. All services performed were from outside, unrelated third parties. The Company also issued 672,457 shares of common stock to pay off loans itemized in Note 8, accrued interest of $51,408 and payables of $80,000.

During the first six months of 2021, 3,916,995 shares were issued were for professional services to continue operating efforts fair market value of $1,263,474 and 750,000 shares were issued for donations fair market value of $74,250. In 2021, 6,000,000 shares of common stock with a grant date fair value of $7,920,090 was issued and held in escrow for a stock purchase agreement of Gold Transactions international, Inc. 4,150,000 shares were issued for the Bronx Family Eye Care acquisition and held in escrow.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

STOCK OPTIONS

On December 19, 2020, in conjunction with the conversion of related party notes, accrued interest and compensation, the Company authorized the issuance of 4,500,664 stock options with the following features:

●	One option allows for the purchase of one share of common stock
●	The strike price of the option is $.01
●	The conversion term is 2 years from issuance date
●	All options are vested immediately

Stock option activity for the six months ended June 30, 2022, are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	4,500,664	$.01	1 yr	$427,563

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-		-
Outstanding at June 30, 2022	4,500,664	$.01	.75 yrs	$427,563

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

2021 Warrants
Assumptions:
Assumptions applicable to stock options issued
Risk-free interest rate	.25-%
Expected lives (in years)	2-
Expected stock volatility	266-%
Dividend yield	-

Warrant transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2021	23,364,803	$2.75	2.0 yrs	$57,689,800
Granted	-	-	-	(8,471)
Exercised	(3,080)	2.75	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2021	23,361,723	$2.75-	.1.25 yrs-	$57,681,330-

Granted	-	-	-	-
Exercised	(3,227)	-	-	(8,875)
Forfeited	-	-	-	-
Outstanding at June 30, 2022	23,358,496	$2.75	..75 yrs	$57,672,455

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

NOTE 10 - LEGAL ACTIONS

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As of June 30, 2022, no ruling on that motion has been entered. Need to update

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of June 30, 2022, the parties are engaged in briefing jurisdictional motions. As of current, the matter in the state court in the southern district of New York has been dismissed; the matter in the state of Nevada court remains active.

On August 24, 2021, the Company filed an application for a temporary restraining order (“TRO”) in the Superior Court of New Jersey, Chancery Division: Monmouth County (Docket No.: Mon-C-132-21) seeking to restrain Liberty Stock Transfer, Inc. from removing restrictive legends from 6,000,000 shares of Company stock held in the name of International Monetary, as well as from transferring said shares. The Court granted the TRO effective until September 28, 2021. On September 28, 2021, the Court declined to issue any further restraints.

On September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of June 30, 2022, no ruling on that motion has been entered. As of current, the motion to remand to the federal court has been declined; the matter remains active in the Nevada state court.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On July 28, 2022, FINRA sent a ‘deficiency notice’ pursuant to FINRA rule 6490, whereby its Department of Market Operations determined that the Company’s request to pay a dividend to its shareholders was deficient. It based this finding on the fact that the Depository Trust & Clearing Corporation (DTCC) has declined to facilitate or process the distribution of the Shibu Inu Tokens to GTII shareholders holding shares in CEDE & Co, which is a substantial portion of GTII’s outstanding common shares. The Company, in preparation for the distribution of this digital dividend, purchased one billion Shibu Inu Tokens and set them aside to be distributed. It also sold its interest in www.beyondblockchain.us to Alt5 Sigma in anticipation of that company processing the distribution of the digital dividend to all shareholders who opened a digital wallet on beyondblockchain, or other digital platforms, including Bitcoin. The Company is of the opinion that DTCC should be able to develop a process to distribute this dividend, and it is therefore in the process of evaluating whether or not to appeal FINRA’s decision. In the meantime, the distribution of tokens will not be undertaken at this time.

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

h)	litigation with or legal claims and allegations by outside parties against GTII, including but not limited to challenges to intellectual property rights; and

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

On February 28, 2021, the Company signed a binding stock purchase agreement with Gold Transactions International, Inc. (“GTI”) a privately held Utah corporation. GTI acquired a license from a private Nevada Corporation which operated, via a joint venture, in the business of buying and selling gold on a global basis through a private network of companies. The license agreement gave GTI access to the private network, and an exclusive right to market and promote the gold buy/sell program to expand the buying power of the network. GTI and its network affiliates, purchases gold from artisan miners throughout the world and transports, assays, refines and sells the gold in the Dubai Multi Commodities Centre, (“DMCC”), a free trade zone in Dubai. The Company plans to raise capital for GTI and advance those funds into the gold network. Although 6,000,000 shares have been issued for this agreement, they are being held in escrow awaiting final performance criteria to be met and are therefore issued but not outstanding. On June 1, 2022, the two companies signed an amendment to the stock purchase agreement that allowed the transactions contemplated in the Agreement to close and GTI is currently a wholly-owned subsidiary of the Company.

During the first quarter of 2021, the Company entered into binding agreements with a company in the field of eye care, retail eye wear and full scope optometry. The Bronx Family Eye Care, Inc. is a company that provides retail eyewear and medically oriented full scope optometry at four brick and mortar locations. Bronx Family’s licensed optometrists use cutting-edge equipment to provide diagnosis and treatment for diseases of the eye, as well as corrective eyewear. Bronx Family also performs edging of lenses for its customers at their in-house facility, as well as providing services to outside practices. Effective December 27, 2021, Bronx Family Eye Care completed the closing requirements, the agreement was closed and Bronx became a reporting subsidiary of the Company. Subsequently, The Company, Bronx Family Eye Care, Inc. (“BFE”), and its shareholders have concluded that it is in their mutual best interests to unwind the acquisition of BFE by the Company and settle all claims they may have against each other. The parties are currently in the process of negotiating a settlement agreement that would implement the unwinding of the acquisition. The unwinding of the acquisition remains subject to the parties finalizing and executing the settlement agreement and closing the transactions thereunder.

During the 2nd quarter 2021, the Company entered into a binding agreement with My Retina. My Retina is a SaaS (Software as a Service) software and practice management company that fills an important need for their client-companies to satisfy diagnostic medical care measures in an in- home/house-call setting. My Retina licenses, leases, and operates its proprietary telemedicine software, as well as medical equipment, which together expedite diagnostic medical eye exam data to its corporate clients. Eyecare and Eyewear, Inc. is a diagnostic medical eye exam company that provides on-demand services of at-home eye exams to patients, as well as bulk exams conducted at medical offices, and virtual exams conducted through telemedicine software. Subsequent to June 30, 2022, the Company and Bronx Family Eye Care, Inc. (“BFE”), and its shareholders have concluded that it is in their mutual best interests to unwind this part of the BFE acquisition by the Company, which would be covered in the final settlement agreement.

During the second quarter of 2021, the Company signed an agreement with Alt5 Sigma to host a trading platform. The Company then launched Beyond Blockchain (a GTII company) on June 18, 2021, an online cryptocurrency trading platform that provides access to Digital Currency and is changing the way customers transact with Digital Assets. Beyond Blockchain is a registered Money Services Business under FINTRAC guidelines and incorporates world class AML and KYC technology. It uses two-factor authentication to secure customers’ assets as well as AI liveness testing to secure the user experience. Beyond Blockchain allows multi-currency clearing and direct settlements in Bitcoin (BTC), Ethereum (ETH), Tether (USDT), Bitcoin Cash (BCH), Litecoin (LTC), Bitcoin SV (BSV), Aave (AAVE), Compound (COMP), Uniswap (UNI), Chainlink (LINK) and Yearn Finance (YFI). On April 18, 2022, the Company sold its interest in the various assets of the Beyond Blockchain business to Parabolic Tech, DMCC, (“Parabolic”) a Dubai company organized under the laws of Dubai. Parabolic purchased the interests for $25,000, an assumption of associated liabilities and a commitment to deliver 10% of its tokens, under certain stipulations in the agreement, to GTII.

Beginning in April of 2021, the Company had been working towards tokenizing its fine art collection. If this prospectus is approved, the Company would mint 1,000,000,000 tokens of the GFT Token, with 26,000,000 of them being registered herein for distribution. Once minted, each shareholder, as of the to be determined record date, would be entitled to receive one GFT Token for every 10 shares of GTII Common Stock beneficially held in their name. On April 20, 2022, the Company withdrew its registration statement with the SEC regarding this project based on the extensive costs and time to properly address the Commission’s concerns with the Registration Statement. No securities were sold pursuant to the Registration Statement and the Company has taken it upon itself to secure an alternative digital token to distribute to its shareholders.

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

On December 18, 2021 the Company entered into a membership interest purchase agreement with AT Gekko PR LLC, a Puerto Rico limited liability company (“AT Gekko”), which owned 100% of the issued and outstanding membership interests of Classroom Salon Holdings, LLC, a Delaware limited liability company (“Classroom Salon Holdings”). Also on December 18, 2021 AT Gekko executed an assignment to the Company of its membership interests in Classroom Salon Holdings, making Classroom Salon Holdings a wholly-owned subsidiary of the Company. The transaction was also subject to certain post-closing conditions as set forth in the membership interest purchase agreement. The conditions include PCAOB audited financial statements for 2020 and 2021, an amended license agreement with Carnegie Mellon University, and the consummation of the acquisition of Classroom Salon, LLC.

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

On March 9, 2022, GTII executed a non-binding Letter of Intent with Wildfire Media Corp, relating to the acquisition of the assets and liabilities of 1-800-Law-Firm, PLLC, a Delaware Corporation On May 25, 2022, the Company and Wildfire Media Corp, signed a term sheet which established the acquisition price and other more formal terms and conditions under which the parties would be able to conclude the anticipated final transaction. more formally establishing to establish the acquisition price, and formal terms and conditions under which the parties are to conclude the perspective transaction.

On July 28, 2022, FINRA sent a ‘deficiency notice’ pursuant to FINRA rule 6490, whereby its Department of Market Operations determined that the Company’s request to pay a dividend to its shareholders was deficient. It based this finding on the fact that the Depository Trust & Clearing Corpoation (DTCC) has declined to facilitate or process the distribution of the Shibu Inu Tokens to GTII shareholders holding shares in CEDE & Co, which is a substantial portion of GTII’s outstanding common shares. The Company, in preparation for the distribution of this digital dividend, purchased one billion Shibu Inu Tokens and set them aside to be distributed. It also sold its interest in www.beyondblockchain.us to Alt5 Sigma in anticipation of that company processing the distribution of the digital dividend to all shareholders who opened a digital wallet on beyondblockchain, or other digital platforms, including Etherium and Bitcoin. There is currently no method of passing these tokens through to brokerage account holders to match out transfer agent records and the company is of the opinion that DTCC should be able to develop a process to distribute this dividend, and it is therefore in the process of evaluating whether or not to appeal FINRA’s decision. In the meantime, the distribution of tokens will not be undertaken at this time.

Employees

As of June 30, 2022, the Company employs two individuals in executive positions.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021:

There were no revenues generated during the three months ended June 30, 2022, and 2021. Our operating expenses decreased from $1,370,204 in 2021 to $981,183 in 2022. The decrease was primarily the result of a decrease in professional services including investor relations, IT, legal, accounting and consulting. The Company issued $727,990 in stock to our professionals during the second quarter 2022 as compared to $866,724 for the second quarter 2021. Our interest expense decreased to $12,289 for the three months ended June 30, 2022, from $12,904 for the three months ended June 30, 2021. We also had unrealized loss from our marketable securities of $(36,000) for the three months ended June 30, 2022, compared to a gain of $281,000 for the three months ended June 30, 2021. The Company also recorded a gain on sale of its digital asset of $22,291 and a gain on settlement of debt of $28,150 in the second quarter of 2022, there were none in the same quarter of 2021.

Our net loss decreased by $122,577 from $(1,102,108) in the first quarter 2021 to a loss of $(977,531) in the second quarter 2022. The primary reason for this increase was the decrease in professional services. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

Results of Operations for the Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021:

There were no revenues generated during the six months ended June 30, 2022 and 2021. Our operating expenses increased from $2,094,501 in 2021 to $2,124,028 in 2022. The increase was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting for our digital asset platform, fine art and medical advisory board, as well as charitable service contributions. The Company issued $1,591,098 in stock for services during the first six months of 2022 as compared to $1,337,724 for the same period of 2021. Our interest expense increased to $70,816 for the six months ended June 30, 2022, from $32,349 for the six months ended June 30, 2021. We also had unrealized loss from our marketable securities of $(63,000) for the six months ended June 30, 2022, compared to a gain of $349,000 for the six months ended June 30, 2021. The Company recorded a gain from its block sale asset of $22,291 and gains from settlement of debt of $28,150 of which none were recorded in 2021.

Our net loss increased by $428,053 from $(1,777,850) in the first six months of 2021 to a loss of $(2,205,903) in the first six months of 2022, The primary reason for this increase was the increase in professional services and donations, as the Company entered a growth stage of acquisitions and funding requirements. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2022, we had cash on hand of $354,651 compared to $359,143 on December 31, 2021. Cash generated by our operations was $93,913 during the six months ended June 30, 2022, compared to cash used of $(160,077) during the six months ended June 30, 2021. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. During the six months ended June 30, 2022, we received $50,000 in proceeds from the issuance of a note payable.. We anticipate that we will have a negative cash flow from operations for 2022. We have sufficient cash on hand on June 30, 2022, to cover our cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing,

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $871,082 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, and is currently seeking a judicial resolution to these obligations.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to expand and develop its new acquisition operating activities to generate significant cashflow to allow it to pay its current obligations and settle its remaining obligations. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or liquid assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $(2,800,374) would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of June 30, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 3, 2017, the Company filed suit in Eastern District Federal Court New York against American Resource Technologies, Inc., (ARUR) and several directors and officers relating to the Chautauqua County Court Kansas decision nullifying the acquisition Agreement of ARUR. The Company has made several attempts to recover the shares of GTII stock paid to ARUR for the asset acquisition and the various costs and expenses expended by GTII in fulfillment of its obligations under the contract with ARUR. The failure of non-litigation attempts to resolve the matter resulted in filing an action for declaratory judgment in the US District Court for the Eastern District of New York, Docket No. 17-CV-0698. The case was subsequently withdrawn due to the close of ARUR operations. . During the 2nd quarter 2020, the Company was successful in recalling the 4,668,530 shares and cancelling them from the shareholders list.

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As of March 31, 2022, no ruling on that motion has been entered. Need to update

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of March 31, 2022, the parties are engaged in briefing jurisdictional motions. As of current, the matter in the state court in the southern district of New York has been dismissed; the matter in the state of Nevada court remains active.

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

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of March 31, 2022, no ruling on that motion has been entered. As of current, the motion to remand to the federal court has been declined; the matter remains active in the Nevada state court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of common stock sold for cash during the six months ended June 30, 2022.

There were shares of common stock issued for legal, marketing, and other professional services rendered to the Company by consultants in the aggregate amount of 1,400,247 shares during the six months ended June 30, 2022 with a value of $1,591,918

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Global Tech Industries Group, Inc., as amended (1)

3.2	By-Laws (2)

4.1	Warrant Agreement, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Agent*

5.1	Opinion of McMurdo Law Group, LLC, legal counsel^.

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (12)

10.11	Letter of Intent Agreement, dated April 12, 2019, by and between Global Tech Industries Group, Inc., First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019 (13)

10.12	Termination of a Letter of Intent Agreement, dated December 31, 2019, by and between Global Tech Industries Group, Inc. First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 22, 2019(14)

10.13	Security Purchase Agreement, dated November 22, 2020, by and between Global Tech Industries Group, Inc. and Geneva Roth Remark Capital Holdings, Inc. (15)

10.14	Stock Purchase Agreement, dated February28, 2021 by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (16)

10.15	Warrant Agreement, dated March 22, 2021, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Company, Inc. (17)

10.16	Binding Letter Agreement, dated March 23, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(18)

10.17	Stock Purchase Agreement, dated March 31, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(19)

10.18	Independent Contractor Agent Agreement, dated April 7, 2021, by and between Global Industries Group, Inc. and Mr. Ronald Cavalier (20)

10.19	Binding Letter Agreement, dated April 30, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (21)

10.20	Gold Transactions International, Inc. completed its official audit and filed its financial disclosures, as required by Stock Purchase Agreement, dated February 28, 2021, by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (22)

10.21	Binding Letter Agreement expanding business combination, dated May 26, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (23)

10.22	Stock Purchase Agreement by and between Global Tech Industries Group, Inc and Trento Resources and Energy Corp, dated November 9, 2021 (24).

22.1	Subsidiaries #

23.1	Consent of Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC)

1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed January 8, 2013, as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed April 12, 2019, as an exhibit to a Form 8 – K and incorporated herein by reference.

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

Dated: August 17, 2022	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: August 17, 2022
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: August 17, 2022
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: August 17, 2022
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: August 17, 2022
Donald Gilbert, Director

By	/s/ Michael Valle	Dated August 17, 2022
Michael Valle, Director

