Form 10-Q/A
period 2022-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2022-08-17
CIK 356590

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the date the financial statements were issued and noted the following events requiring disclosure:

On July 28, 2022, FINRA sent a ‘deficiency notice’ pursuant to FINRA rule 6490, whereby its Department of Market Operations determined that the Company’s request to pay a dividend to its shareholders was deficient. It based this finding on the fact that the Depository Trust & Clearing Corporation (DTCC) has declined to facilitate or process the distribution of the Shibu Inu Tokens to GTII shareholders holding shares in CEDE & Co, which is a substantial portion of GTII’s outstanding common shares. The Company, in preparation for the distribution of this digital dividend, purchased one billion Shibu Inu Tokens and set them aside to be distributed. It also sold its interest in www.beyondblockchain.us to Parabolic Tech DMCC (“Parabolic”) in anticipation of that company processing the distribution of the digital dividend to all shareholders who opened a digital wallet on beyondblockchain, or other digital platforms, including Coinbase. The Company is of the opinion that DTCC should be able to develop a process to distribute this dividend, and it is therefore in the process of evaluating whether or not to appeal FINRA’s decision. In the meantime, the distribution of tokens will not be undertaken at this time.

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

On July 28, 2022, FINRA sent a ‘deficiency notice’ pursuant to FINRA rule 6490, whereby its Department of Market Operations determined that the Company’s request to pay a dividend to its shareholders was deficient. It based this finding on the fact that the Depository Trust & Clearing Corpoation (DTCC) has declined to facilitate or process the distribution of the Shibu Inu Tokens to GTII shareholders holding shares in CEDE & Co, which is a substantial portion of GTII’s outstanding common shares. The Company, in preparation for the distribution of this digital dividend, purchased one billion Shibu Inu Tokens and set them aside to be distributed. It also sold its interest in www.beyondblockchain.us to Parabolic Tech DMCC (“Parabolic”) in anticipation of that company processing the distribution of the digital dividend to all shareholders who opened a digital wallet on beyondblockchain, or other digital platforms, including Coinbase. There is currently no method of passing these tokens through to brokerage account holders to match out transfer agent records and the company is of the opinion that DTCC should be able to develop a process to distribute this dividend, and it is therefore in the process of evaluating whether or not to appeal FINRA’s decision. In the meantime, the distribution of tokens will not be undertaken at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2022, we had cash on hand of $354,651 compared to $359,143 on December 31, 2021. Cash generated by our operations was $93,913 during the six months ended June 30, 2022, compared to cash used of $(160,077) during the six months ended June 30, 2021. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. During the six months ended June 30, 2022, we received $50,000 in proceeds from the issuance of a note payable. We anticipate that we will have a negative cash flow from operations for 2022. We have sufficient cash on hand on June 30, 2022, to cover our cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing,

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $871,082 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, and is currently seeking a judicial resolution to these obligations.

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

