Form 10-K/A
period 2021-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2022-10-24
CIK 356590

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Global Tech Industries Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission, or SEC, on April 15, 2022 (the “Original Filing”). We are amending and refiling to include a restatement of the value of our acquisition to Fair Market Value of the shares issued on the date of closing of the transaction. This change is reflected in our Balance Sheet, Statement of Stockholders’ Deficit and detailed information in Footnote 2.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than our Balance Sheet, Statement of Stockholders’ Deficit and detailed information in Footnote 2 are true or complete as of any date subsequent to the Original Filing.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 12, 2022, except for the effects of the matters described in Note 1, Note 2, Note 7 and Note 10, which are dated October 21, 2022

 PCAOB ID: 6117

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$359,143	$2,479
Accounts receivable	78,721	-
Inventory	290,710	-
Prepaid expenses	-	222,167
Marketable securities	163,000	31,000

Total Current Assets	891,574	255,646

PROPERTY PLANT & EQUIPMENT
Fixed assets (net)	112,603	2,946
Right-of use assets – operating leases	833,796	-

Total Property, Plant and Equipment	946,399	2,946

OTHER ASSETS
License	3,333	-
Fine art	67,845	-
Security deposits	67,808	-
Goodwill	3,820,059	-

Total Other Assets	3,959,045	-

TOTAL ASSETS	$5,797,018	$258,592

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$791,008	$610,715
Accounts payable and accrued expenses-related parties	590,060	8,953
Accrued interest payable	387,982	357,708
Notes payable in default	871,082	871,082
Due to related parties	-	109,513
Convertible debenture	-	74,800
Notes payable	922,000	-
Current portion of operating lease liabilities	274,222	-
Current portion of long-term debt	2,986	-

Total Current Liabilities	3,839,340	2,032,771

LONG-TERM LIABILITIES

Long-term operating lease liabilities	559,574	-
Note payable	147,014	-

Total Long-term Liabilities	706,588	-

Total Liabilities	4,545,928	2,032,771

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 550,000,000 shares authorized; 255,790,585 (including 16,000,000 shares held in escrow) and 240,998,005 issued and 239,790,585 and 230,498,005 outstanding, respectively	255,791	230,498
Additional paid-in-capital	235,151,209	168,398,511
Accumulated (Deficit)	(234,155,911)	(170,403,189)

Total Stockholders’ Equity (Deficit)	1,251,090	(1,774,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,797,018	$258,592

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

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

(Restated)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2019	1,000	$1	205,277,990	$205,278	$161,712,986	$(167,624,703)	$(5,706,438)

Common stock issued for services			25,224,840	25,225	2,008,374		2,033,599

Cancellation of ARUR acquisition shares			(4,668,530)	(4,669)	4,669		-

Common stock issued for conversion of notes payable			4,663,705	4,664	506,012		510,676

Stock options issued for conversion of notes payable and interest					3,464,075		3,464,075

Stock options issued for conversion of accrued wages and expenses					688,955		688,955
Imputed interest – loan					13,440		13,440

Net loss for the year ended December 31, 2020						(2,778,486)	(2,778,486)

Balance, December 31, 2020	1,000	1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

Common stock issued for services			5,839,500	5,840	3,669,440		3,675,280

Common stock issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		-

Warrants issued as dividend to shareholders					57,689,800	(57,689,800)	-

Common stock issued for acquisition of Bronx Family Eye Care			2,650,000	2,650	4,343,350		4,346,000

Common stock issued for charitable donations			400,000	400	539,600		540,000

Common stock issued for medical advisory services			300,000	300	404,700		405,000

Common stock issued for exercise of warrants			3,080	3	8,468		8,471

Common stock issued for cash			100,000	100	99,900		100,000

Common Stock issued and held in escrow for the potential acquisition of Classroom Salon			10,000,000	10,000	(10,000)		-
Imputed interest – loan					13,440		13,440

Net loss for the year ended December 31, 2021						(6,062,922)	(6,062,922)

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$235,151,209	$(234,155,911)	$1,251,090

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

NOTE 1 – NATURE OF OPERATIONS (RESTATED)

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

The acquisition of Bronx was valued at $4,346,000, which was the value of the shares on the date of closing. The purchase price was allocated to the assets and liabilities acquired based on the cost recorded on Bronx records (book value). Goodwill was recorded for the difference between the purchase price and the net assets acquired.

The following assets and liabilities were acquired from Bronx on December 27, 2021:

Assets
Cash	$238,972
Accounts receivable	54,601
Inventory	295,743
Property and equipment	110,990
Other assets	67,808
Total Assets	$768,114

Liabilities
Accounts payable	$90,376
Accrued expenses	1,797
Loans payable	150,000
Total Liabilities	242,173

Goodwill recorded on the acquisition	$3,820,059

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

J)	INTANGIBLE ASSETS AND BUSINESS COMBINATIONS (RESTATED)

The Company follows ASC 805, “Business Combinations,” and ASC 350, “Intangibles – Goodwill and Other”. ASC 805 requires the use of the purchase method of accounting for any business combinations, and further clarifies the criteria to recognize intangible assets separately from goodwill. Under ASC 350, goodwill and indefinite−life intangible assets are reviewed for impairment annually.

The Company recorded Goodwill in connection with its acquisition of Bronx Family Eyecare. The acquisition occurred through a Stock Purchase Agreement, wherein, the Company issued 2,650,000 shares of common stock, valued at $3,820,059. Good will was calculated based on the value of the share issuance, less the assets acquired plus the liabilities assumed as follows:

Assets
Cash	$238,972
Accounts receivable	54,601
Inventory	295,743
Property and equipment (net)	110,990
Other assets	67,808
Total Assets	$768,114

Liabilities
Accounts payable	$90,376
Accrued expenses	1,797
Loans payable	150,000
Total Liabilities	242,173

Goodwill recorded on the acquisition	$3,820,059

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

NOTE 7 – STOCKHOLDERS’ DEFICIT (RESTATED)

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

On April 1, 2021, the Board of Directors authorized the issuance of 2,650,000 shares for the acquisition of Bronx Family Eye Care, Inc. The Acquisition closed on December 31, 2021 was valued at $4,346,000, the market price of the shares upon closing.

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

NOTE 10 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The financial statements for the year ended December 31, 2021 have been restated due to an error in reporting the market value of our acquisition. The original valuation was based on the Fair Market Value of shares issued for the acquisition on the agreement of the transaction (grant date) and has been changed to the Fair Market Value on the closing date of the transaction. The decrease in share value resulted in a reduction of Goodwill acquired and a corresponding decrease in Additional paid-in-capital. The restatement did not have an impact on the statement of operations or cash flows of the Company. The impact of the Restatement is shown as follows at December 31, 2021:

	Year Ended December 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
Goodwill	6,443,559	(2,623,500)	3,820,059
Additional paid-in-capital	(237,774,709)	2,623,500	(235,151,209)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: October 21, 2022	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: October 21, 2022
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: October 21, 2022
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: October 21, 2022
Donald Gilbert,
Director & Audit Chair

