Form 10-Q/A
period 2022-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2022-11-10
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends Global Tech Industries Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, originally filed with the Securities and Exchange Commission, or SEC, on August 17, 2022  (the “Original Filing”). We are amending and refiling to include a restatement of the value of our acquisition to Fair Market Value of the shares issued on the date of closing of the transaction. This change is reflected in our consolidated Balance Sheet, Statement of Stockholders’ Equity (Deficit) and detailed information in Footnote 5.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Quarterly Report on Form 10-Q/A is not a representation that any statements contained in items of our Quarterly Report on Form 10-Q other than our consolidated Balance Sheet, Statement of Stockholders’ Equity (Deficit) and detailed information in Footnote 5 are true or complete as of any date subsequent to the Original Filing.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$354,651	$359,143
Accounts receivable	-	78,721
Inventory	-	290,710
Marketable securities	100,000	163,000

Total Current Assets	454,651	891,574

PROPERTY, PLANT AND EQUIPMENT
Fixed assets (net)	1,339	112,603
Right of use assets - Operating leases	-	833,796
Total Property, Plant and Equipment	1,339	946,399

OTHER ASSETS
License	14,990,277	3,333
Fine art	67,845	67,845
Security deposits	-	67,808
Goodwill	-	3,820,059

Total Other Assets	15,058,122	3,959,045

TOTAL ASSETS	$15,514,112	$5,797,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$653,620	$791,008
Accounts payable and accrued expenses-related parties	1,205,239	590,060
Accrued interest payable	398,697	387,982
Notes payable in default	871,082	871,082
Notes payable	-	922,000
Current portion of operating lease liabilities	-	274,222
Current portion of long-term debt	126,477	2,986

Total Current Liabilities	3,255,115	3,839,340

LONG TERM LIABILITIES

Long-term operating lease liabilities	-	559,574
Note payable	4,841,700	147,014

Total Long-term liabilities	4,841,700	706,588

Total Liabilities	8,096,815	4,545,928

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 257,463,289 (including 10,000,000 shares held in escrow) and 255,790,585 (including 16,000,000 shares held in escrow) issued and 247,463,289 and 239,790,585 outstanding, respectively	257,463	255,791
Additional paid-in-capital	243,503,392	235,151,209
Accumulated (Deficit)	(236,343,559)	(234,155,911)

Total Stockholders’ Equity (Deficit)	7,417,297	1,251,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,514,122	$5,797,018

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2022, and 2021

(Unaudited)

(Restated)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance, December 31, 2020	1,000	$1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)

Common stock issued for services			4,500,000	4,500	466,500		471,000
Common stock issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		-
Imputed interest – loan					3,360		3,360
Net loss for the three months ended March 31, 2021						(675,742)	(675,742)
Balance, March 31, 2021	1,000	$1	240,998,005	$240,998	$168,862,371	$(171,078,931)	$(1,975,561)

Common stock issued for services			166,995	167	866,557		866,724
Warrants issued as dividend to shareholders					57,689,800	(57,689,800)	-
Imputed interest – loan					3,360		3,360
Common stock issued for acquisition of Bronx Family Eye Care			4,150,000	4,150	(4,150)		-
Net loss for the three months ended June 30, 2021						(1,102,108)	(1,102,108)
Balance, June 30, 2021	1,000	$1	245,315,000	$245,315	$227,417,938	$(229,870,839)	$(2,207,585)

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$235,151,209	$(234,155,911)	$1,251,090

Common stock issued for services			533,399	534	862,574		863,108
Reversal of acquisition					(4,346,000)	18,255	(4,327,745)
Imputed interest – loan					3,360		3,360
Net loss for the three months ended March 31, 2022						(1,228,372)	(1,228,372)
Balance, March 31, 2022	1,000	$1	256,323,984	$256,325	$231,671,143	$(235,366,028)	$(3,438,559)

Common stock issued for services			466,848	466	727,524		727,990
Escrow release from acquisition					10,018,085		10,018,085
Imputed interest – loan					3,360		3,360
Proceeds from the exercise of warrants					8,875		8,875
Common stock issued for notes payable, accrued interest and accrued expenses			672,457	672	1,074,405		1,075,077
Net loss for the three months ended June 30, 2022						(977,531)	(977,531)
Balance, June 30, 2022	1,000	$1	257,463,289	$257,463	243,503,392	$(236,343,559)	$7,417,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,205,903)	$(1,777,850)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisition):
Depreciation	1,161	535
Stock issued for services	1,591,098	1,337,724
Imputed interest on loan	6,720	6,720
Gain on debt conversion	(28,150)	-
Gain on asset sale	(22,291)	-
Unrealized (gain) loss on marketable securities	63,000	(349,000)
Change in operating assets and liabilities
Decrease in prepaid expenses	-	222,167
Increase in accounts payable and accrued expenses	8,459	41,469
Increase in accounts payable and accrued expenses-related parties	615,179	352,525
Increase in accrued interest payable	63,920	5,633

Net Cash Provided by (Used in) Operating Activities	93,193	(160,077)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash from sale of asset	25,000	-
Cash returned in acquisition reversal	(183,933)	-
Cash paid for fine art	-	(67,845)
Cash acquired from license acquisition	2,373	-
Cash paid for license	-	(5,000)

Net Cash Used in Investing Activities	(156,560)	(72,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	8,875	-
Proceeds from note payable	50,000	-
Cash from stock deposits	-	340,000
Payments on convertible debentures	-	(74,800)
Payments to officers and directors
Cash received from related parties

Net Cash Provided by (Used in) Financing Activities	58,875	265,200

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,492)	32,278

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	359,143	2,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$354,651	$34,757

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued and held in escrow	$10,000	$10,150
Reclassification of notes payable to stock deposits	$-	$150,000
Common stock issued for debt, accrued interest and accrued expenses	$1,075,077	$-
Stock released from escrow for license acquisition (net of debt)	$10,018,085	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2022

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) BASIS OF PRESENTATION

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

NOTE 5 - LICENSES (RESTATED)

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

Pursuant to the SPA, 100% of the GTI shares are to be exchanged for 6,000,000 shares of the Company’s common stock (acquisition date fair value was $10,018,085). GTI has met its performance obligations and this transaction closed in the second quarter of 2022. The License asset was valued at $14,990,277 net of additional liabilities recorded on the closing date of the transaction May 25,2022.

The acquisition of GTI is being treated as an asset purchase and not business combination per ASC 805 as substantially all of the assets acquired are concentrated in a single identifiable asset. The following table summarizes the consideration transferred to acquire GTI and the amount of identified assets, and liabilities assumed at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$2,373
License (including intangibles)	14,990,277
Trade payables	(6,388)
Note payable	(4,968,177)

Total identifiable net assets	$10,018,085

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

The Table below summarizes the Company’s licenses as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
License	2022	2021

Access and exclusivity license	$14,990,277	$-
Digital platform	-	5,000
Total licensed assets	14,990,277	5,000
Amortization	-	(1,667)
Net licensed assets	$14,990,277	$3,333

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

The Company has debt obligations on the note as follows:

Year Due	Amount

2022	$126,477
2023	815,496
2024	1,194,638
2025	1,581,419
Thereafter	1,250,147

Total	$4,968,177

(e) IMPUTED INTEREST

During the six months ended June 30, 2022, and 2021, the Company recorded imputed interest on a non-interest-bearing note in the amount of $6,720 and $6,720, respectively, as an increase in additional paid in capital.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) (RESTATED)

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

During the first six months of 2021, 3,916,995 shares were issued were for professional services to continue operating efforts fair market value of $1,263,474 and 750,000 shares were issued for donations fair market value of $74,250. In 2021, 6,000,000 shares of common stock with a were issued and held in escrow for a stock purchase agreement of Gold Transactions international, Inc. (see Note 5). 4,150,000 shares were issued for the Bronx Family Eye Care acquisition and held in escrow.

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

NOTE 11 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

The financial statements for the period ended June 30, 2022 have been restated due to an error in reporting the market value of our acquisition. The original valuation was based on the Fair Market Value of shares issued for the acquisition on the signing of a definitive agreement and has been changed to the Fair Market Value on the closing date of the transaction. The increase in share value resulted in an increase in the License value acquired and a corresponding increase in Additional paid-in-capital. The impact of the Restatement is shown as follows at June 30, 2022:

	Quarter Ended June 30, 2022
	As Previously
	Reported	Adjustment	As Restated
Balance Sheet Data:
License	12,892,192	2,098,085	14,990,277
Additional paid-in-capital	(241,405,397)	(2,098,085)	(243,503,392)

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

Dated: November 10, 2022	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 10, 2022
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 10, 2022
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 10, 2022
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: November 10, 2022
Donald Gilbert, Director

By	/s/ Michael Valle	Dated November 10, 2022
Michael Valle, Director

.