Form 10-Q
period 2022-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2022-11-14
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

September 30, 2022

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

As of November 10, 2022 the number of shares outstanding of the registrant’s class of common stock was 259,499,150

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$280,940	$359,143
Accounts receivable	-	78,721
Inventory	-	290,710
Marketable securities	58,000	163,000

Total Current Assets	338,940	891,574

PROPERTY, PLANT AND EQUIPMENT
Fixed assets (net)	1,071	112,603
Right of use assets - Operating leases	-	833,796
Total Property. Plant and Equipment	1,071	946,399

OTHER ASSETS
License	14,990,277	3,333
Fine art	67,845	67,845
Security deposits	-	67,808
Goodwill	-	3,820,059

Total Other Assets	15,058,122	3,959,045

TOTAL ASSETS	$15,398,133	$5,797,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$936,002	$791,008
Accounts payable and accrued expenses-related parties	1,404,509	590,060
Accrued interest payable	407,536	387,982
Notes payable in default	871,082	871,082
Notes payable	-	922,000
Current portion of operating lease liabilities	-	274,222
Current portion of long-term debt	180,000	2,986

Total Current Liabilities	3,799,129	3,839,340

LONG TERM LIABILITIES

Long-term operating lease liabilities	-	559,574
Note payable	4,788,177	147,014

Total Long-term liabilities	4,788,177	706,588

Total Liabilities	8,587,306	4,545,928

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 550,000,000 shares authorized; 258,378,599 (including 10,000,000 shares held in escrow) and 255,790,585 issued and 248,378,599 and 239,790,585 outstanding, respectively	258,378	255,791
Additional paid-in-capital	244,703,635	235,151,209
Accumulated Deficit	(238,151,187)	(234,155,911)

Total Stockholders’ Equity	6,810,827	1,251,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,398,133	$5,797,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three and Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUES, net	$-	$-	$-	$-

COST OF SALES, net	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES

General and administrative	67,516	157,140	252,906	258,526
Compensation and professional fees	1,038,236	1,868,288	2,193,213	3,860,868
Charitable donations	372,500	540,113	1,155,000	540,113
Depreciation	267	1,310	1,428	1,845

Total Operating Expenses	1,478,519	2,566,851	3,602,547	4,661,352

OPERATING LOSS	(1,478,519)	(2,566,851)	(3,602,547)	(4,661,352)
OTHER INCOME (EXPENSES)

Unrealized gain (loss) on sale of marketable securities	(42,000)	(185,000)	(105,000)	164,000
Settlement fees	(275,000)	-	(275,000)	-
Gain on sale of assets	-	-	22,291	-
Gain on settlement of debt	-	-	28,150	-
Interest income	-	-	1,500	-
Interest expense	(12,109)	(16,762)	(82,925)	(49,111)

Total Other Income (Expenses)	(329,109)	(201,762)	(410,984)	114,889

LOSS BEFORE INCOME TAXES	(1,807,628)	(2,768,613)	(4,013,531)	(4,564,463)

INCOME TAX EXPENSE	-	-	-	-

COMPREHENSIVE LOSS	$(1,807,628)	$(2,768,613)	$(4,013,531)	$(4,564,463)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	257,674,524	235,247,771	256,896,506	234,303,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2022, and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2020	1,000	$1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)
Common stock issued for services			4,500,000	4,500	466,500		471,000
Common stock issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		-
Imputed interest – loan					3,360		3,360
Net loss for the three months ended March 31						(675,742)	(675,742)
Balance, March 31, 2021	1,000	1	240,998,005	240,998	168,862,371	(171,078,931)	(1,975,561)
Common stock issued for services			166,995	167	866,557		866,724
Warrants issued as dividend to shareholders					57,689,800	(57,689,800)	-
Shares issued ad held in escrow for the potential acquisition of Bronx Family Eye and My Retina			4,150,000	4,150	(4,150)		-
Imputed interest – loan					3,360		3,360
Net loss for the three months ended June 30						(1,102,108)	(1,102,108)
Balance, June 30, 2021	1,000	1	245,315,000	245,315	227,417,938	(229,870,839)	(2,207,585)
Common stock issued for services			1,407,140	1,407	2,304,481		2,305,888
Imputed interest – loan					3,360		3,360
Net loss for the three months ended September 30						(2,768,613)	(2,768,613)
Balance, September 30, 2021	1,000	$1	246,722,140	$246,722	$229,725,779	$(232,639,452)	$(2,666,950)

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$235,151,209	$(234,155,911)	$1,251,090
Common stock issued for services			533,399	534	862,574		863,108
Reversal of acquisition					(4,346,000)	18,255	(4,327,745)
Imputed interest – loan					3,360		3,360
Net loss for the three months ended March 31, 2022						(1,228,372)	(1,228,372)
Balance, March 31, 2022	1,000	1	256,323,984	256,325	231,671,143	(235,366,028)	(3,438,559)
Common stock issued for services			466,848	466	727,524		727,990
Proceeds from exercise of warrants					8,875		8,875
Escrow release from acquisition					10,018,085		10,018,085
Common stock issued for notes payable, accrued interest, and accrued expenses			672,457	672	1,074,405		1,075,077
Imputed interest – loan					3,360		3,360
Net loss for the three months ended June 30, 2022						(977,531)	(977,531)
Balance, June 30, 2022	1,000	1	257,463,289	257,463	243,503,392	(236,343,559)	7,417,297
Common stock issued for services			915,310	915	1,196,883		1,197,798
Imputed interest – loan					3,360		3,360
Net loss for the three months ended September 30						(1,807,628)	(1,807,628)
Balance, September 30, 2022	1,000	$1	258,378,599	$258,378	$244,703,635	$(238,151,187)	$6,810,827

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,013,531)	$(4,546,463)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisition):
Depreciation	1,428	1,845
Stock issued for services	2,788,896	3,643,612
Imputed interest on loan	10,080	10,080
Gain on settlement of debt	(28,150)	-
Gain on sale of assets	(22,291)
(Gain) loss on marketable securities	105,000	(164,000)
Change in operating assets and liabilities
Decrease is prepaid expenses	-	222,167
Increase in accounts payable and accrued expenses	290,840	78,018
Increase in accounts payable and accrued expenses-related parties	591,328	512,321
Increase in accrued interest payable	72,759	18,299

Net Cash Used in Operating Activities	(203,641)	(224,121)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash from sale of asset	25,000	-
Cash returned in acquisition reversal	(183,933)	-
Cash acquired from license acquisition	2,373	-
Cash paid for fine art	-	(67,845)
Cash paid for license	-	(5,000)

Net Cash Provided by (Used in) Investing Activities	(156,560)	(72,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants	8,875	-
Proceeds from note payable	50,000	200,000
Cash from stock deposits	-	490,000
Repayment of convertible debentures	-	(74,800)
Payments to officers and directors	(126,878)	(186,069)
Proceeds from related parties	350,000	160,439

Net Cash Provided by Financing Activities	281,998	589,570

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,203)	292,604

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	359,143	2,479

CASH AND CASH EQUIVALENTS, END OF PERIOD	$280,940	$295,083

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued and held in escrow	$10,000	$10,150
Reclassification of notes payable to stock deposits	$-	$150,000
Debt converted to stock	$1,075,077	$-
Stock issued for asset acquisition	$10,018,085	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) CONSOLIDATION

The accompanying consolidated financial statements have been prepared by GLOBAL TECH INDUSTRIES GROUP, INC. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2022, and the results of operations and cash flows for the three and six months then ended, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the period ended September 30, 2022, are not necessarily indicative of the operating results for what will be the full year ended December 31, 2022.

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

September 30, 2022

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TTI Strategic Acquisitions and Equity Group, Inc, Classroom Salon Holdings, LLC, and GT International, Inc. All subsidiaries of the Company, other than TTI Strategic Acquisitions and Equity Group, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated. The Bronx and My Retina acquisitions were rescinded effective January 1, 2022. Both parties have mutually agreed to unwind this transaction thereby they have no impact on these financial statements.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. On September 30, 2022 and December 31, 2021, $30,940 and $109,143 excess cash balances existed, respectively.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

E) REVENUE RECOGNITION

The Company had no revenues during the three and nine months ended September 30, 2022 and 2021, however when revenues commence, the Company will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized per our contract with our customers at a point of time when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, and after all our performance obligations have been met. The Company currently has no consulting revenues with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2022, and December 31, 2021.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

The following table presents the Company’s marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2022, and December 31, 2021:

	Level 1	Level 2	Level 3
Marketable Securities – September 30, 2022	$58,000	$-0-	$-0-
Marketable Securities – December 31, 2021	$163,000	$-0-	$-0-

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For the three and nine months ended September 30, 2021 and 2022, there were 4,500,664 stock options outstanding and 23,358,496 warrants outstanding, however their effects were anti-dilutive.

	For the Three Months Ended
	September 30,
	2022	2021
Loss (numerator)	$(1,807,628)	$(2,768,613)
Shares (denominator)	257,674,524	235,247,771
Basic and diluted loss per share	$(0.01)	$(0.01)

	For the Nine Months Ended
	September 30,
	2022	2021
Loss (numerator)	$(4,013,531)	$(4,564,463)
Shares (denominator)	256,896,506	234,303,915
Basic and diluted loss per share	$(0.02)	$(0.02)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities. During the nine months ended September 30, 2022, the Company recorded a loss of $(105,000) which consisted of net unrealized gains (losses) by marking to market, the value of the shares held. For the nine months ended September 30, 2021, the Company recorded unrealized gains of $164,000. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 - FIXED ASSETS

Depreciation expense for the nine months ended September 30, 2022, and 2021 was $1,428 and $1,845, respectively. December 31, 2021, assets of $110,990 were removed with the unwinding of the Bronx Eye Care Acquisition.

Fixed assets consist of the following:

	September 30, 2022	December 31, 2021
Equipment	$3,214	$100,167
Furniture and fixtures	-	14,037
Total fixed assets	3,214	114,204
Accumulated Depreciation	(2,143)	(1,601)
Net fixed assets	$1,071	$112,603

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

Pursuant to the SPA, 100% of the GTI shares were exchanged for 6,000,000 shares of the Company’s common stock (acquisition date fair value was $10,018,085). GTI has met its performance obligations and this transaction closed in the second quarter of 2022. The License asset was valued at $14,990,277 on the closing date of the transaction May 25, 2022.

The acquisition of GTI is being treated as an asset purchase and not business combination per ASC 805 as substantially all of the assets acquired are concentrated in a single identifiable asset. The following table summarizes the the amount of identified assets, and liabilities assumed at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$2,373
License (including intangibles)	14,990,277
Trade payables	(6,388)
Note payable	(4,968,177)

Total identifiable net assets	$10,018,085

DIGITAL TRADING PLATFORM LICENSE

On May 1, 2021, the Company entered an agreement with Alt 5 Sigma, Inc. (“Alt 5”), wherein Alt 5 licensed their Alt5Pro Digital Asset Platform to the Company and created “Beyond Blockchain”, a digital asset trading platform to be used by the Company and its shareholders and the public for trading digital assets. The Company paid $5,000 for the license and also pays a monthly hosting fee to Alt 5, which is expensed as incurred. The term of the license is for 12 months with an automatic renewal for an additional 12 months. This asset was sold in the second quarter of 2022 for $25,000 and the company recorded a gain of $22,291. Cumulative amortization expensed through the date of sale was $2,708.

The table below summarizes the Company’s licenses as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
License	2022	2021

Access and exclusivity license	$14,990,277	$-
Digital platform	-	5,000
Total licensed assets	14,990,277	5,000
Amortization	-	(1,667)
Net licensed assets	$14,990,277	$3,333

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 6 – FINE ART

On April 7, 2021, the Company executed a Contractor Agreement with Ronald Cavalier, an artist with galleries in Greenwich, CT, New York City, Nantucket Island and Palm Beach, FL. Pursuant to this agreement, Mr. Cavalier has assisted the Company in acquiring 2 pieces of art for eventual digitization as a Non Fungible Token (NFT). On April 23, 2021, the Company purchased an original Picasso: “Quatre Femmes Nues Et Tete Sculptee,” which was executed in 1934 on Montval laid paper and published by A. Vollard, Paris in 1939. The Company paid $35,940 for this piece of fine art.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to related parties consists of cash advances and expenses paid by Mr. Reichman to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. During the nine months ended September 30, 2022 and 2021, Mr. Reichman advanced $350,000 and $160,439, respectively, and was repaid $126,878 and $186,069, respectively. Additionally, there are accruals due related parties of $43,447 on September 30, 2022. On September 30, 2022 and December 31, 2021, the amounts owed to Mr. Reichman are $328,562 and $90,060, respectively.

Accrued Wages

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the nine months ended September 30, 2022 and 2021. The accrued wages for the nine months ended September 30, 2022 and 2021 are $442,500 and $430,000, respectively. The balance of accrued wages due to the officers on September 30, 2022 and December 31, 2021 are $1,032,500 and $500,000, respectively.

NOTE 8 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At September 30, 2022 and December 31, 2021, notes payable in default amounted to $871,082 and $871,082, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

September 30, 2022	December 31, 2021	Interest	Interest Expense
Principal	Principal	Rate	9/30/2022	9/30/2021	Maturity
$32,960	$32,960	5.00%	$1,236	$1,236	10/5/18
32,746	32,746	5.00%	1,227	1,227	10/5/18
5,000	5,000	6.00%	225	225	10/5/18
100,000	100,000	5.00%	3,750	3,750	10/5/18
7,000	7,000	6.00%	315	315	10/5/18
388,376	388,376	5.00%	14,565	14,565	10/5/18
192,000	192,000	0%	10,080	10,080	10/5/18
18,000	18,000	6.00%	810	810	9/1/2002
30,000	30,000	6.00%	1,350	1,350	9/12/2002
25,000	25,000	5.00%	939	939	8/31/2000
40,000	40,000	7.00%	2,100	2,100	7/10/2002

$871,082	$871,082		$36,597	$36,597

On September 30, 2022 and December 31, 2021, accrued interest on the outstanding notes payable (default and current) were $407,536 and $387,982, respectively and related party notes was $0 and $0, respectively. Interest expense on the outstanding notes amounted to $36,597 and $36,597 for the nine months ended September 30, 2022, and 2021 including the imputed interest discussed below.

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

September 30, 2022

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

In connection with the acquisition of the License Agreement, the Company executed a Promissory Note in the amount of $5,044,610, bears interest at 2.168%, is payable quarterly in graduating amounts over a 5-year period and is unsecured. On December 31, 2020, the Note Holder agreed to delay the interest accrual until 2021 and delayed the quarterly installments nine months, making the first payments due December 31, 2021. As of September 30, 2022, the balance on this loan was $4,968,177.

The Company has debt obligations on the note as follows:

Year Due	Amount

2022	$180,000
2023	815,496
2024	1,194,638
2025	1,581,419
Thereafter	1,196,624

Total	$4,968,177

(e) IMPUTED INTEREST

During the nine months ended September 30, 2022 and 2021, the Company recorded imputed interest on a non-interest-bearing note in the amount of $10,080 and $10,080, respectively, as an increase in additional paid in capital.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2022 and 2021, the Company issued 2,121,166 and 6,074,135 shares of common stock with a fair market value of $2,788,896 and $3,643,612, respectively, for services rendered. The services performed during the period were, legal, IR services, IT and consulting services for art procurement, medical advisory and service related to a 501c charitable organization. All services performed were from outside, unrelated third parties. The Company also issued 672,457 shares of common stock to pay off loans itemized in Note 8, accrued interest of $51,408 and payables of $80,000.

During the first nine months of 2021, 5,324,135 shares were issued were for professional services to continue operating efforts fair market value of $2,678,612 and 750,000 shares were issued for donations fair market value of $945,000. In 2021, 6,000,000 shares of common stock with a grant date fair value of $7,920,090 was issued and held in escrow for a stock purchase agreement of Gold Transactions international, Inc. 4,150,000 shares were issued for the Bronx Family Eye Care acquisition and held in escrow.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

STOCK OPTIONS

On December 19, 2020, in conjunction with the conversion of related party notes, accrued interest and compensation, the Company authorized the issuance of 4,500,664 stock options with the following features:

●	One option allows for the purchase of one share of common stock
●	The strike price of the option is $.01
●	The conversion term is 2 years from issuance date
●	All options are vested immediately

Stock option activity for the nine months ended September 30, 2022, are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at December 31, 2021	4,500,664	$.01	1 yr	$427,563

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-		-
Outstanding at September 30, 2022	4,500,664	$.01	.22 yrs	$427,563

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

2021 Warrants
Assumptions:
Assumptions applicable to stock options issued
Risk-free interest rate	.25-%
Expected lives (in years)	2-
Expected stock volatility	266-%
Dividend yield	-

Warrant transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2021	23,364,803	$2.75	2.0 yrs	$57,689,800
Granted	-	-	-	(8,471)
Exercised	(3,080)	2.75	-	-
Forfeited	-	-	-	-
Outstanding at December 31, 2021	23,361,723	$2.75-	.1.25 yrs-	$57,681,330-

Granted	-	-	-	-
Exercised	(3,227)	-	-	(8,875)
Forfeited	-	-	-	-
Outstanding at September 30, 2022	23,358,496	$2.75	.50 yrs	$57,672,455

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2022

NOTE 10 – LEGAL ACTIONS

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. Through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. Is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727. On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock out of the original 50,649,491 that were issued in good faith to GoFun in anticipation of a final stock exchange. That stock has been returned to the Company’s treasury and cancelled. On May 14, 2021, the Superior Court of New Jersey, Chancery Division: Monmouth County (docket no. PAS-MON-C-60-21) issued an order restraining the removal of restrictive legends on the remaining 7,000,000 shares of stock, pending further order of the New Jersey Court. As of September 30, 2022, the underlying matter in the U.S. district Court for the Southern District of New York, remains pending.

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As of September 30, 2022, no ruling on that motion has been entered.

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of September 30, 2022, the parties are engaged in briefing jurisdictional motions. As of September 30, 2022, the matter in the state court in the southern district of New York has been dismissed; the matter in the state of Nevada court remains active.

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

On September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of September 30, 2022, no ruling on that motion has been entered. As of September 30, 2022, the motion to remand to the federal court has been declined; the matter remains active in the Nevada state court.

NOTE 11 – SUBSEQUENT EVENTS

On November 3, 2022, the Company entered into a settlement agreement with two separate private lenders, which provided for the settlement of all disputes and claims of the parties, including those arising in connection with the lenders’ loans to the Company (the “Settlement Agreement”). The transactions under the Settlement Agreement closed on November 8, 2022.

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

During the first quarter of 2021, the Company entered into binding agreements with a company in the field of eye care, retail eye wear and full scope optometry. The Bronx Family Eye Care, Inc. is a company that provides retail eyewear and medically oriented full scope optometry at four brick and mortar locations. Bronx Family’s licensed optometrists use cutting-edge equipment to provide diagnosis and treatment for diseases of the eye, as well as corrective eyewear. Bronx Family also performs edging of lenses for its customers at their in-house facility, as well as providing services to outside practices. Effective December 27, 2021, Bronx Family Eye Care completed the closing requirements, the agreement was closed and Bronx became a reporting subsidiary of the Company. Subsequently, The Company, Bronx Family Eye Care, Inc. (“BFE”), and its shareholders have concluded that it is in their mutual best interests to unwind the acquisition of BFE by the Company and settle all claims they may have against each other. This transaction was unwound effective January 1, 2022.

During the 2nd quarter 2021, the Company entered into a binding agreement with My Retina. My Retina is a SaaS (Software as a Service) software and practice management company that fills an important need for their client-companies to satisfy diagnostic medical care measures in an in- home/house-call setting. My Retina licenses, leases, and operates its proprietary telemedicine software, as well as medical equipment, which together expedite diagnostic medical eye exam data to its corporate clients. Eyecare and Eyewear, Inc. is a diagnostic medical eye exam company that provides on-demand services of at-home eye exams to patients, as well as bulk exams conducted at medical offices, and virtual exams conducted through telemedicine software. Subsequent to September 30, 2022, the Company and Bronx Family Eye Care, Inc. (“BFE”), and its shareholders have concluded that it is in their mutual best interests to unwind this part of the BFE acquisition by the Company, which would be covered in the final settlement agreement.

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

On January 10, 2022, GTII executed a memorandum of understanding with DTXS Auction, Ltd., a wholly-owned subsidiary of DTXS Silk Road Investment Holdings Company, Ltd., (HKSE code 0620). On January 31, 2022, GTII executed a proposal sheet with DTXS Auction, Ltd., for the proposed exchange of 100,000 shares of the Company’s common stock for 350,000 shares of the common stock of DTXS Silk Road Investment Holdings Company, Ltd. The proposal sheet provides that, in consideration for the share exchange, DTXS will (a) develop a Chinatown art district within the Company’s planned Metaverse and (b) provide the Company with access to Chinese art pieces that it owns, controls or has access to, from eras of Chinese antiquity. Due to the current conditions in the cryptocurrency marketplace, the Company has put this project on hold.

Also on January 10, 2022, GTII executed an irrevocable gift agreement with Icahn School of Medicine at Mount Sinai for the donation of 250,000 shares of the Company’s commons stock over each of the next three years, inclusive of 2022.

On January 17, 2022, GTII executed a memorandum of understanding with TCG Gaming B.V., a Netherlands based metaverse development company, for the lease of a plot of virtual land in the TCG World metaverse. Due to the conditions in the cryptocurrency marketplace, the Company has put this project on hold.

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

On July 28, 2022 FINRA declined to effectuate the Company’s request to pay a digital dividend to its shareholders. FINRA determined that the Company action was deficient because the Depository Trust & Clearing Corporation (DTCC) is unable to process the digital dividend distribution to GTII shareholders holding shares in CEDE & Co, which is a substantial percentage of its shareholders.

On September 5, 2022, Michael Valle, a member of the board of directors of GTII, died of natural causes. The board is actively looking for a replacement board member.

On September 14, 2022, the Company entered into a Share Exchange Agreement with Wildfire Media Corp. (“Wildfire Media”) and the shareholders of Wildfire Media Corp. (collectively, the “Wildfire Shareholders”). Wildfire Media is a legal marketing company in the business of supporting law firms with client acquisition research, data-driven marketing, media planning and analysis and client retention services. Under the terms of the agreement, GTII will, at the closing, issue to the Wildfire Shareholders 100 million restricted common shares (the “Acquisition Shares”) in exchange for all outstanding shares of Wildfire Media. The closing of the transaction is subject to customary conditions to closing, as well as certain conditions specific to the transaction, including, without limitation, Wildfire Media providing GTII with audited financial statements and GTII concluding a due diligence review that is satisfactory in all respects to GTII. The Wildfire Shareholders have a post-closing “earn-out” opportunity for 100 million additional restricted GTII common shares (the “Earn-Out Shares”) if Wildfire Media achieves $25 million in gross revenue. Currently, Wildfire Media has $85 million in receivables. The Acquisition Shares and the Earn-Out Shares shall be subject to a lock-up agreement pursuant to which the Wildfire Shareholders agree not to sell or transfer the shares until the expiration of the 1-year buy-back period, except as may be otherwise provided in the lock-up agreement. On October 18, 2022, Wildfire Media Corp retained the services of a PCAOB approved auditing firm to undertake the requisite two-year audit as part of the agreed due diligence process.

Ongoing during the third quarter, the Company and the BFE Shareholders continued to negotiate a settlement that would allow the BFE transaction to be unwound. This process would involve the Company transferring back to the BFE Shareholders their respective share interests in BFE and the BFE Shareholders transferring back to the Company the 2,650,000 shares of the Company’s common stock issued in connection with the transaction. The Company would also pay the BFE Shareholders a total lump sum cash payment of $75,000 as part of the settlement. In addition, 100,000 shares of the Company’s common stock that were issued to one of the BFE Shareholders under his consulting agreement in connection with the transaction would be retained by that BFE Shareholder, and that shareholder would make a charitable contribution of 50,000 of those shares. The parties would also exchange general releases and terminate all agreements among the parties in connection with the transaction.

On September 20, 2022, the Company and Michael Bruk and Russ Kirzhner, tentatively agreed to settle a dispute between them, paying each lender $100,000 and the lenders making a charitable contribution of the Shares to the Epstein Memorial Charity. The dispute arose subsequent to April 4, 2021, when the Company issued the lenders shares of the Company’s common stock (“the Shares”), which it intended to be payment in full of the outstanding balances of the Loans. A dispute subsequently arose among the parties regarding the exact loan pay-off amount. The parties are currently negotiating the terms of a settlement agreement. Accordingly, the settlement remains subject to the parties finalizing the settlement agreement and closing the proposed settlement transactions.

Employees

As of September 30, 2022, the Company employs two individuals in executive positions.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021:

There were no revenues generated during the three months ended September 30, 2022 or 2021. Our operating expenses decreased from $2,566,851 in 2021 to $1,478,519 in 2022. The decrease was primarily the result of a decrease in professional services including investor relations, IT, legal, accounting and consulting. The Company issued $1,197,798 in stock to our professionals during the third quarter 2022 as compared to $2,305,888 for the same quarter of 2021. Our interest expense increased to $12,109 for the three months ended September 30, 2022, from $16,762 for the three months ended September 30, 2021. There was a settlement fee of $275,000 for the unwinding of the Bronx Family Eyecare transaction in 2022. We also had unrealized loss from our marketable securities of $(42,000) for the three months ended September 30, 2022, compared to a loss of $(185,000) for the three months ended September 30, 2021.

Our net loss decreased by $960,985 from $(2,768,613) in the third quarter 2021 to a loss of ($1,807,628) in the third quarter 2022. The primary reason for this increase was the decrease in professional services. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

Results of Operations for the Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021:

There were no revenues generated during the nine months ended September 30, 2022 or 2021. Our operating expenses decreased from $4,661,352 in 2021 to $3,602,547 in 2022. The decrease was primarily the result of a decrease in professional services. The Company issued $2,788,896 in stock for services during the first nine months of 2022 as compared to $3,643,612 for the same period of 2021. Our interest expense increased to $82,925 for the nine months ended September 30, 2022, from $49,111 for the nine months ended September 30, 2021. We also had unrealized loss from our marketable securities of $(105,000) for the nine months ended September 30, 2022, compared to a gain of $164,000 for the nine months ended September 30, 2021. There was a settlement fee of $275,000 for the unwinding of the Bronx Family Eyecare transaction in 2022. The Company recorded a gain from its block sale asset of $22,291 and gains from settlement of debt of $28,150 of which none were recorded in 2021.

Our net loss increased by $550,932 from $(4,564,463) in the first nine months of 2021 to a loss of $(4,013,531) in the first nine months of 2022, The primary reason for this decrease was the decrease in professional services performed for stock, as the Company entered a growth stage of acquisitions and funding requirements. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2022, we had cash on hand of $280,940 compared to $359,143 on December 31, 2021. Cash used by our operations was $203,641 during the nine months ended September 30, 2022, compared to cash used of $224,121 during the nine months ended September 30, 2021. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. Cash provided for operations totaled $281,998 and during the nine months ended September 30, 2022, we received $50,000 in proceeds from the issuance of a note payable and net cash of $223,122 from our CEO. Cash provided for operations during the nine months ended September 30, 2021 was $589,570. The majority of that cash was $490,000 provided for stock deposits. We anticipate that we will have a negative cash flow from operations for 2022. We have sufficient cash on hand on September 30, 2022, to cover our cash flow. We will attempt to raise capital through the sale of our common stock or through debt financing,

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $871,082 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, and is currently seeking a judicial resolution to these obligations.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to expand and develop its new acquisition operating activities to generate significant cashflow to allow it to pay its current obligations and settle its remaining obligations. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or liquid assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $3,460,189 would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of September 30, 2022.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As September 30, 2022, no ruling on that motion has been entered.

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of March 31, 2022, the parties are engaged in briefing jurisdictional motions. As of September 30, 2022, the matter in the state court in the southern district of New York has been dismissed; the matter in the state of Nevada court remains active.

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

On September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of September 30, 2022, no ruling on that motion has been entered. As of September 30, 2022, the motion to remand to the federal court has been declined; the matter remains active in the Nevada state court.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered shares of common stock sold for cash during the nine months ended September 30, 2022.

There were shares of common stock issued for legal, marketing, and other professional services rendered to the Company by consultants in the aggregate amount of 1,915,557 shares during the nine months ended September 30, 2022, with a value of $2,788,896. Additionally, 672,457 shares were issued for debt cancelation of $1,075,077.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Global Tech Industries Group, Inc., as amended (1)

3.2	By-Laws (2)

4.1	Warrant Agreement, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Agent*

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (12)

10.11	Letter of Intent Agreement, dated April 12, 2019, by and between Global Tech Industries Group, Inc., First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019 (13)

10.12	Termination of a Letter of Intent Agreement, dated December 31, 2019, by and between Global Tech Industries Group, Inc. First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 22, 2019(14)

10.13	Security Purchase Agreement, dated November 22, 2020, by and between Global Tech Industries Group, Inc. and Geneva Roth Remark Capital Holdings, Inc. (15)

10.14	Stock Purchase Agreement, dated February28, 2021 by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (16)

10.15	Warrant Agreement, dated March 22, 2021, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Company, Inc. (17)

10.16	Binding Letter Agreement, dated March 23, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(18)

10.17	Stock Purchase Agreement, dated March 31, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(19)

10.18	Independent Contractor Agent Agreement, dated April 7, 2021, by and between Global Industries Group, Inc. and Mr. Ronald Cavalier (20)

10.19	Binding Letter Agreement, dated April 30, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (21)

10.20	Gold Transactions International, Inc. completed its official audit and filed its financial disclosures, as required by Stock Purchase Agreement, dated February 28, 2021, by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (22)

10.21	Binding Letter Agreement expanding business combination, dated May 26, 2021, by and between Global TeMIch Industries Group, Inc. and MyRetinaDocs, LLC (23)

10.22	Stock Purchase Agreement by and between Global Tech Industries Group, Inc and Trento Resources and Energy Corp, dated November 9, 2021 (24).

22.1	Subsidiaries #

23.1	Consent of Pinnacle Accountancy Group of Utah (a dba of Heaton & Company, PLLC)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed January 8, 2013, as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed April 12, 2019, as an exhibit to a Form 8 – K and incorporated herein by reference.

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

Dated: November 14, 2022	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: November 14, 2022
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: November 14, 2022
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: November 14, 2022
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: November 14, 2022
Donald Gilbert, Director

