Form 10-K
period 2022-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2023-03-31
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $93,696,134 as of June 30, 2022 (computed by reference to the last sale price of a share of the registrant’s common stock the last day of the registrant’s second fiscal quarter as reported by Financial Industry Regulatory Authority Bulletin Board).

There were 303,939,318 shares outstanding of the registrant’s common stock as of February 28, 2023.

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

On February 28, 2021, the Company signed a binding stock purchase agreement with Gold Transactions International, Inc. (“GTI”) a privately held Utah corporation. GTI acquired a license from a private Nevada Corporation which operated, via a joint venture, in the business of buying and selling gold on a global basis through a private network of companies. The license agreement gave GTI access to the private network, and an exclusive right to market and promote the gold buy/sell program to expand the buying power of the network. GTI and its network affiliates, purchases gold from artisan miners throughout the world and transports, assays, refines and sells the gold in the Dubai Multi Commodities Centre, (“DMCC”), a free trade zone in Dubai. The Company plans to raise capital for GTI and advance those funds into the gold network. . On May 25, 2022, an amendment to the Stock Purchase Agreement was executed by the parties and the acquisition was closed and the shares were released from escrow. GTI’s books have been consolidated with the Company since that date.

During the first quarter of 2021, the Company entered into binding agreements with a company in the field of eye care, retail eye wear and full scope optometry. The Bronx Family Eye Care, Inc. is a company that provides retail eyewear and medically oriented full scope optometry at four brick and mortar locations. Bronx Family’s licensed optometrists use cutting-edge equipment to provide diagnosis and treatment for diseases of the eye, as well as corrective eyewear. Bronx Family also performs edging of lenses for its customers at their in-house facility, as well as providing services to outside practices. Effective December 30, 2021, Bronx Family Eye Care completed the closing requirements, the agreement was closed and Bronx became a reporting subsidiary of the Company. Bronx Family Eye Care, Inc. (“Bronx”) was incorporated in the State of New York on June 30, 2016.

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

On October 31, 2022 the Company extended its share exchange agreement with Wildfire Media, for the purpose of allowing the requisite two-year PCAOB audit to continue, until December 16, 2022.

On November 11, 2022 the Company signed a mutual settlement agreement with Michael Bruk and Ruslan Kirzhner, whereby the Company paid back loans of $100,000 to Bruk and $100.000 to Kirzhner and they in turn donated xx,xxx and xx,xxx shares of stock respectively, to the Hans and Rosy Epstein Memorial Committee. The Company and the respective parties agreed to mutually disengage all previous business, legal and technical associations.

On November 14, 2022, the Company signed a Technology Agreement and a Sponsor/Advisor agreement with Horizin Fintex for the purpose of facilitating the admission of the tokenized common stock of the Company to the Upstream/MERJ exchange. As part of the agreement, Horizon would assist in the compilation and presentation of the documents and affirmations that must accompany an application for inclusion to the Upstream/MERJ exchange.

On December 4, 2022 the Company signed an agreement with ShareIntel Services, Inc. (“ShareIntel”) to gather and provide information to the Company regarding the ownership, sales, purchases and custory of the Company’s common stock by individuals, institutions, broker-dealers, and clearing agents for the purpose of supplying the Company the information needed to mount a potential lawsuit regarding alleged naked shorting of the Company’s common stock in 2021 and 2022.

On December 7, 2022, the Company completed and filed its application to list a tokenized version of the Company’s common stock on the Upstream/MERJ exchange.

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

On May 26, 2022, the Company increase its authorized shares of common stock to 750,000,000.

Corporate History

The Company was incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. On February 5, 1981, the Articles were amended, and the name of the corporation was changed to Nugget Exploration, Inc. On October 15, 1998, the Articles were amended and the number of authorized shares of stock, par value $0.01 was reduced from 50,000,000 to 5,000,000. The number of issued shares, originally 30,106,000, became approximately 97,117 after the 310-to-1 reverse stock split. On October 7, 1999, the Articles were amended and the number of common shares of authorized stock was increased to 25,000,000, par value $0.01. On January 24, 2000, the Articles were amended, and the Company changed its name to GoHealthMD, Inc. On August 30, 2004, the Articles were amended, and the Company’s name was changed to Tree Top Industries, Inc., the number of common shares of authorized stock was increased to 75,000,000 with a par value of $0.001, and the number of directors was changed from three to five. On November 20, 2007, the Articles were amended and the number of common shares of authorized stock was increased to 350,000,000 with a par value of $0.001, and blank check preferred stock was authorized in the number of 50,000, with a par value of $0.001. On December 28, 2011, the Articles were amended and the number of common shares of authorized stock was increased to 1,000,000,000, with a par value of $0.001. On November 15, 2012, the Articles were amended and the number of common shares of authorized stock was reduced to 10,000,000 shares with a par value of $0.001. The number of issued shares, originally 924,357,300, became approximately 9,243,573 after the 100-to-1 reverse stock split. On April 16, 2016, the Articles were amended through a Certificate of Change to change the number of authorized common shares through a 10 to 1 forward split to 100,000,000 shares. The number of shares, originally 9,243,573 became approximately 92,435,730 after the forward split. On July 6, 2016, through a Certificate of Change, 1,000 shares of the blank check preferred stock were designated as Series A preferred shares of stock and given the requisite powers of Series A preferred stock. On July 6, 2016, the Articles were amended to change the Company name from Tree Top Industries, Inc. to Global Tech Industries Group, Inc. The trading symbol was changed from TTII to GTII. On July 6, 2016, the Articles were amended to increase the authorized shares of common stock from 100,000,000 to 350,000,000 with a par value of $0.001. On June 28, 2021, the Articles were amended to increase the authorized shares of common stock from 350,000,000 to 550,000,000. On May 26, 2022, the Articles were amended to increase the authorized stock from 550,000,000 to 750,000,000.

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

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Currently, Global Tech and GoFun are litigating the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727 . On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock out of the original 50,649,491 that were issued in good faith to GoFun in anticipation of a final stock exchange. That stock has been returned to the Company’s treasury and cancelled. On May 14, 2021, the Superior Court of New Jersey, Chancery Division: Monmouth County (docket no. PAS-MON-C-60-21) issued an order restraining the removal of restrictive legends on the remaining 7,000,000 shares of stock, pending further order of the New Jersey Court. The underlying matter currently in the U.S. district Court for the Southern District of New York, remains pending. The Company and GoFun have mutually agreed to resolve the matter and the respective counsels are currently working toward that goal.

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

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of December 31, 2021, the parties are engaged in briefing jurisdictional motions. Open Issue

On August 24, 2021, the Company filed an application for a temporary restraining (“TRO”) order in the Superior Court of New Jersey, Chancery Division: Monmouth County (Docket No.: Mon-C-132-21) seeking to restrain Liberty Stock Transfer, Inc. from removing restrictive legends from 6,000,000 shares of Company stock held in the name of International Monetary, as well as from transferring said shares. The Court granted the TRO effective until September 28, 2021. On September 28, 2021, the Court declined to issue any further restraints.

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of December 31, 2021, no ruling on that motion had been entered. As of December xx, 2022 the parties entered in to a mutual resolution of the matter and On November 3, 2022, the Company entered into a settlement agreement with two separate private lenders, which provided for the settlement of all disputes and claims of the parties, including those arising in connection with the lenders’ loans to the Company (the “Settlement Agreement”). The transactions under the Settlement Agreement closed on November 8, 2022.

LITIGATION WITH GTI BY RICHARD ROSSI ET AL, FURTHER UPDATE ON BFE,

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

Years Ended December 31, 2021 and 2020	High	Low
First Quarter ended March 31, 2021	$4.55	$0.061
Second Quarter ended June 30, 2021	$3.45	$1.09
Third Quarter ended September 30, 2021	$2.75	$1.14
Fourth Quarter ended December 31, 2021	$2.14	$0.55

First Quarter ended March 31, 2022	$1.82	$1.30
Second Quarter ended June 30, 2022	$1.94	$0.90
Third Quarter ended September 30, 2022	$5.31	$0.43
Fourth Quarter ended December 31, 2022	$6.68	$0.50

As of March 21, 2023, there were approximately 314 record holders of GTII common stock, not including shares held in “street name” in brokerage accounts. As of March 21, 2023, there were approximately 239,965,515 shares of GTII’s common stock issued and outstanding on record.

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

Repurchases of Our Securities

The Company did not buy back any of their own stock during 2022 or 2021.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2022, compared to the Year Ended December 31, 2021:

During the 2022 year, we generated revenues of $0, compared to $24,120 for 2021. Our revenues reported were from our subsidiary Bronx from the date of acquisition of December 30, 2021 through December 31, 2021. Our total operating expenses increased from $6,150,624 in 2021 to $13,117,530 in 2022. The increase was primarily the result of the increase in stock-based compensation to our professionals. General and administrative expenses increased from $237,093 in 2021 to $434,547 in 2022, an increase of $197,454, mostly due to the increase in travel related expenses due to increased corporate activity. Compensation to officers, medical contributions and service fees to professionals increased by $6,809,123, from $5,370,318 to $12,179,441 due mostly to the increase in share-based compensation, and medical benefits for employees. Depreciation expense decreased by $1,303 to $1,697 from $3,000 the prior year.

Our net loss increased by $7,530,280 to $13,593,202 in 2022 from $6,062,922 in 2021, due to the increased stock-based compensation in 2021.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2022, we had cash on hand of $3,320,164 compared to $359,143 on December 31, 2021,. We used cash in our operations of $488,278 in 2022 compared to $655,623 in 2021, a 26% decrease. We (paid) raised net $151,821 and $(109,512) from related party loans in 2022 and 2021, respectively. We anticipate that we will have an increase in our cash flow from continuing operations with the acquisition made during the year. We have sufficient cash on hand on December 31, 2022, to cover our negative cash flow. We will attempt to increase our operating activities with our acquisition operations in 2023, and possibly raise capital through the sale of our common stock or through debt financing.

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $113,000 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors. Action by any such creditor would materially decrease our liquidity. Global Tech has no credit facilities with which to resolve these outstanding obligations from prior years but will attempt to fully resolve them upon a successful capital raise and monetary action of the business. This may have a negative impact on our future.

CONTRACTUAL OBLIGATIONS

The Company has contractional obligations with numerous independent service providers.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s has included a “Going Concern Qualification” in their report for the year ended December 31, 2022. In addition, the Company has net losses and negative working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult to raise capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Global Tech Industries Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Tech Industries Group, Inc. (the “Company”) as of December 31, 2022, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Global Tech Industries Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Global Tech Industries Group, Inc. (the Company) as of December 31, 2021 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock for Services

As described in Note 9 to the consolidated financial statements, the Company issued common stock for services. Management establishes their estimate for the value of the stock for services using historical stock price information.

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

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

April 12, 2022, except for Note 2 and Note 9, which are dated October 21, 2022

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,320,164	$359,143
Accounts receivable	-	78,721
Inventory	-	290,710
Marketable securities	36,000	163,000

Total Current Assets	3,356,164	891,574

PROPERTY, PLANT & EQUIPMENT
Fixed Assets (net)	803	112,603
Right of use assets - Operating leases	-	833,796
Total Property. Plant and Equipment	803	946,399

OTHER ASSETS
License	14,990,277	3,333
Fine art	-	67,845
Security deposits	-	67,808
Goodwill	-	3,820,059

Total Other Assets	14,990,278	3,959,045

TOTAL ASSETS	$18,347,244	$5,797,018

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$952,507	$791,008
Accounts payable and accrued expenses-related parties	1,551,208	590,060
Accrued interest payable	416,774	387,982
Notes payable in default	871,082	871,082
Notes payable	80,000	922,000
Current Portion of operating lease liabilities	-	274,222
Current portion of long-term debt	180,000	2,986

Total Current Liabilities	4,051,571	3,839,340

LONG TERM LIABILITIES

Long-term operating lease liabilities	-	559,574
Note Payable	4,788,177	147,014

Total Long-term liabilities	4,788,177	706,588

Total Liabilities	8,839,748	4,545,928

STOCKHOLDERS’ EQUITY

Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 262,251,320 (including 10,000,000 shares held in escrow) and 255,790,585 issued and 252,251,320 and 240,998,005 outstanding, respectively	262,251	255,791
Additional paid-in-capital	256,976,102	235,151,209
Accumulated (Deficit)	(247,730,858)	(234,155,911)

Total Stockholders’ Equity	9,507,496	1,251,090

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,347,244	$5,797,018

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Operations

	For The Years Ended
	December 31,
	2022	2021

REVENUES, net	$-	$24,120

COST OF SALES, net	-	5,033

GROSS PROFIT/(LOSS)	-	19,087

OPERATING EXPENSES

General and administrative	434,547	237,093
Compensation and professional fees	4,695,550	5,370,318
Charitable Donations	7,985,736	540,213
Depreciation	1,697	3,000

Total Operating Expenses	13,117,530	6,150,624

OPERATING LOSS	(13,117,530)	(6,131,537)
OTHER INCOME (EXPENSES)

Unrealized Gain/(Loss) on sale of marketable securities	(127,000)	132,000
Settlement Fees	(275,000)	-
Gain/(loss) on sale of assets	4,447	-
Gain on stock conversion	28,150	-
Interest income	1,500	-
Interest expense	(107,769)	(63,385)

Total Other Income (Expenses)	(475,672)	68,615

LOSS BEFORE INCOME TAXES	(13,593,202)	(6,062,922)

INCOME TAX EXPENSE	-	-

COMPREHENSIVE LOSS	$(13,593,202)	$(6,062,922)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	257,287,675	234,889,168

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Preferred Stock		Common Stock		Additional	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2020	1,000	$1	230,498,005	$230,498	$168,398,511	$(170,403,189)	$(1,774,179)
Common stock issued for services			5,839,500	5,840	3,669,440		3,675,280
Common stock issued and held in escrow for the potential acquisition of Gold Transactions Intl, Inc.			6,000,000	6,000	(6,000)		-
Imputed interest – loan					13,440		13,440
Common stock issued for exercise of warrants			3,080	3	8,468		8,471
Common stock issued for medical advisory services			300,000	300	404,700		405,000
Common stock issued and held in escrow for acquisition of Bronx Family Eye Care			2,650,000	2,650	4,343,350		4,346,000
Common stock issued for charitable donations			400,000	400	539,600		540,000
Warrants issued to shareholders					57,689,800	(57,689,800)	-
Shares issued and held in escrow for the potential acquisition of Classroom Salon			10,000,000	10,000	(10,000)		-
Common stock issued for cash			100,000	100	99,900		100,000
Net loss for the year ended December 31, 2021						(6,062,922)	(6,062,922)

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$235,151,209	$(234,155,911)	$1,251,090
Common stock issued for services			1,713,674	1,714	3,763,244		3,764,958
Common stock issued for medical research			387,273	387	267,849		268,236
Common stock issued for charitable donations			2,500,000	2,500	7,760,000		7,762,500
Reversal of acquisition					(4,345,999)	18,255	(4,327,744)
Imputed interest – loan					13,440		13,440
Warrants exercised as dividend to shareholders			1187,331	1,187	3,274,015		3,275,202
Escrow release from acquisition					10,018,085		10,018,085
Common stock issued for notes payable, accrued interest, and accrued expenses			672,457	672	1,074,259		1,074,931
Net loss for the year ended December 31, 2022						(13,593,202)	(13,593,202)
Balance, December 31, 2022	1,000	$1	262,251,320	$262,251	$256,976,102	$(247,730,858)	$9,507,496

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Cash Flows

	For The Years Ended
	December 31,
	2022		2021

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$(13,593,202)	$(6,062,922)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisition):
Depreciation		1,697	3,000
Stock issued for services		3,766,958	3,675,280
Stock issued for donations to medical research		268,236	405,000
Stock issued for charitable donations		7,762,500	540,000

Imputed interest on loan		13,440	13,440
Gain on debt conversion		(28,150)	-
Gain on asset sales		(4,447)	-
Loss on marketable securities		127,000	(132,000)
Change in operating assets and liabilities
(Increase)/Decrease is prepaid expenses		-	222,167
(Increase)/Decrease is accounts receivable		-	(24,120)
(Increase)/Decrease is inventory		-	5,033
Increase in accounts payable and accrued expenses		307,529	89,916
Increase in accounts payable and accrued expenses-related parties		808,166	581,106
Increase in accrued interest payable		81,997	28,477

Net Cash Used in Operating Activities		(488,276)	(655,623)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash returned in acquisition reversal BEC		(183,933)	-
Cash acquired in GTI acquisition		2,373	-
Cash from sale of assets		75000	-
Cash acquired from BEC acquisition			238,972
Cash paid for property and equipment		-	(5,000)
Cash paid for other assets		-	(67,844)

Net Cash Provided by (Used in) Investing Activities		(106,560)	166,128

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants		3,274,035	108,471
Proceeds from note payable		130,000	922,000
Proceeds received from / (paid on) convertible debentures		-	(74,800)
Payments to officers and directors in related parties payable		(198,179)	(362,441)
Proceeds from officers and directors in related parties payable		350,000	252,929

Net Cash Provided by Financing Activities		3,555,857	846,159

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		2,961,021	356,664

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		359,143	2,479

CASH AND CASH EQUIVALENTS, END OF PERIOD		$3,320,164	$359,143

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued and held in escrow		$10,000	$16,000
Warrants issued as a dividend to shareholders		$-	$57,689,800
Debt converted to stock		$1,075,077	$-
Stock issued for asset acquisition		$10,018,085	$-
Assets acquired from BEC with issuance of common stock		$-	$768,114
Liabilities assumed from BEC with issuance of common stock		$-	$242,173
Initial recognition of right of use asset and lease liability in acquisition of BEC	$		$833,796

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS

A)	ORGANIZATIONAL HISTORY

The Company sets the stage and develops the assets to stimulate innovation and growth in emerging businesses on a global basis. The company works across various and diverse industry sectors attempting to find potential partners and assisting them in animating their business plans.

On February 28, 2021, the Company signed a binding stock purchase agreement which was closed on May 25, 2022 with GTII acquiring 100% of the stock of Gold Transactions International, Inc. (“GoldTI”) a privately held Utah corporation. GoldTI acquired a license from a private Nevada Corporation which operated, via a joint venture, in the business of buying and selling gold on a global basis through a private network of companies. The license agreement gave GoldTI access to the private network, and an exclusive right to market and promote the gold buy/sell program to expand the buying power of the network. GoldTI, with its network affiliates, purchases gold from artisan miners throughout the world and transports, assays, refines and sells the gold in the Dubai Multi Commodities Centre, (“DMCC”), a free trade zone in Dubai. The Company plans to raise capital for GoldTI and advance those funds into the gold network. This transaction was closed on May 25, 2022. Details about the initial License valuation, goodwill recorded and total identifiable net assets acquired can be found in footnote 5. .

During the first quarter of 2021, the Company entered into binding agreements with a company in the field of eye care, retail eye wear and full scope optometry. The Bronx Family Eye Care, Inc. is a company that provides retail eyewear and medically oriented full scope optometry at four brick and mortar locations. Bronx Family’s licensed optometrists use cutting-edge equipment to provide diagnosis and treatment for diseases of the eye, as well as corrective eyewear. Bronx Family also performs edging of lenses for its customers at their in-house facility, as well as providing services to outside practices. Effective December 30, 2021, Bronx Family Eye Care completed the closing requirements, the agreement was closed and Bronx became a reporting subsidiary of the Company. Subsequently, The Company, Bronx Family Eye Care, Inc. (“BFE”), and its shareholders have concluded that it is in their mutual best interests to unwind the acquisition of BFE by the Company and settle all claims they may have against each other. This transaction was unwound effective January 1, 2022.

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

On January 18, 2022, GTII’s subsidiary, Classroom Salon Holdings, LLC, executed membership interest purchase agreements, as well as assignments of membership interests, resulting in the acquisition of 100% of Classroom Salon, LLC, a Pennsylvania limited liability company. On February 22, 2022, Classroom Salon, LLC, executed an amended and restated license agreement with Carnegie Mellon University. On February 25 2022, Classroom Salon Holdings, LLC completed its requisite two-year, PCAOB audit. and became a wholly owned subsidiary of the Company.

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

CORPORATE HISTORY

B)	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $13,593,202 during the fiscal year ended December 31, 2022, and has an accumulated deficit of $247,730,858 at December 31, 2022.

The Company did not generate significant revenues during the years ended December 31, 2022 and 2021, and its cash flows are not sufficient enough to support all expenses of the Company. The Company as yet still requires substantial financing. Most of the financing has been provided by David Reichman, the Chief Executive Officer and Chairman. The Company is dependent upon his ability and willingness to continue to provide the financing necessary to meet reporting and filing requirements of a public company.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ludicrous, Inc., TTI Strategic Acquisitions and Equity Group, Inc, TTII Oil & Gas, Inc., Global Tech Health, Inc. and G T International, Inc. All subsidiaries of the Company. and TTI Strategic Acquisitions and Equity Group, Inc., currently have no financial activity. All significant inter-company balances and transactions have been eliminated.

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

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. On December 31, 2022 and 2021, no excess existed. There were no cash equivalents on December 31, 2022, and 2021.

D)	INVENTORIES

Inventories, consist primarily of lenses and frames, are stated at the lower of cost or net realizable value, with cost determined using primarily the first-in-first-out (FIFO) method. The Company purchased substantially all inventories from several key suppliers. As of December 31, 2022 and 2021, the Company’s inventory balance was $0 and $290,710.

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

The Company incurred $24,120 in revenue from its subsidiary Bronx Family Eye Care from December 30, 2021 through December 31, 2021, the period that Bronx’s activity was consolidated with the Company. The Company recognizes revenues in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized as services are rendered or when control of our products is transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services or products. The Company considers revenue earned when all the following criteria are met: (i) the contract with the customer has been identified, (ii) the performance obligations have been identified, (iii) the transaction price has been determined, (iv) the transaction price has been allocated to the performance obligations, and (v) the performance obligations have been satisfied. Bronx’s performance obligation is completed once the eye exam or other services are complete. The revenue for the eyewear is recorded once the eyewear has been delivered to the patient. All services and products sold are recorded as revenue at the pre-determined and agreed upon price, and once the services are performed and the products have been delivered. Service fees and the delivery of eyewear products may happen at different times and stages of our contracts with our customers. Revenues are recorded at the completion of each stage of Bronx’s deliverables.

H)	ACCOUNTS RECEIVABLE

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

The allowance for doubtful accounts is based on the best information available to the Company and is re-evaluated and adjusted as additional information is received. The Company evaluates the allowance based on historical write-off experience, the size of the individual patient balances and past-due amounts. As of December 31, 2022 and 2021 , the Company had an allowance for bad debt of $0 and $0, respectively. During the years ended December 31, 2022 and 2021, the Company had bad debt expense of $0 and $0, respectively.

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

On February 28, 2021, pursuant to a Stock Purchase Agreement (the “SPA”) between the Company and Gold Transactions International, Inc. (GoldTI), the Company purchased 100% of the the stock of GoldTI and assumed its sole asset a License Agreement held by GoldTI  . The license provides access to a joint venture of companies (the “Network”), that buys gold from artisan miners internationally, and provides transportation, assaying, refining and storage facilities in the DMCC1, a free trade zone for commodities trading in Dubai, and then sells the refined gold to its customers.

Pursuant to the SPA, 100% of the GTI shares were exchanged for 6,000,000 shares of the Company’s common stock (acquisition date fair value was $10,018,085). GTI has met its performance obligations and this transaction closed in the second quarter of 2022. As per the table below the License asset was valued at $14,990,277   net of additional liabilities recorded on the closing date of the transaction May 25, 2022.

The acquisition of GTI is being treated as an asset purchase and not business combination per ASC 805 as substantially all of the assets acquired are concentrated in a single identifiable asset  . The following table summarizes the consideration transferred to acquire GTI and the amount of identified assets, and liabilities assumed at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$2,373
License	14,990,277
Trade payables	(6,388)
Note payable	(4,968,177)

Total identifiable net assets	$10,018,085

In a transaction that was reversed on January 1, 2022 at the values recorded on the acquisition date December 27, 2021, the Company recorded Goodwill in connection with its acquisition of Bronx Family Eyecare. The acquisition occurred through a Stock Purchase Agreement, wherein, the Company issued 2,650,000 shares of common stock, valued at $4,346,000. Good will was calculated based on the value of the share issuance, less the assets acquired plus the liabilities assumed as follows:

The following assets and liabilities were acquired from Bronx on December 30, 2021:

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current assets and liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2022 and 2021.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2022 and 2021:

	Level 1	Level 2	Level 3
Marketable Securities – 2022	$36,000	$-0-	$-0-
Marketable Securities – 2021	$163,000	$-0-	$-0-

K)	BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

The Company calculates earnings (loss) per share in accordance with ASC 260, “Earnings Per Share.” Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For 2022 and 2021, there were 4,500,664 stock options outstanding, respectively, however their effects were anti-dilutive. There were 23,361,723 and 23,361,723 warrants outstanding for the years ended 2022 and 2021, respectively, however their effects were anti-dilutive.

	For the Years Ended
	December 31,
	2022	2021
Loss (numerator)	$(13,593,202)	$(6,062,922)
Shares (denominator)	257,287,675	234,889,168
Basic and diluted loss per share	$(0.05)	$(0.03)

K)	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company generated zero revenues in 2022 and its revenue during 2021 was from various retail sales from a transaction that was unwound January 1, 2022.

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Payable-Related Party

	12/31/2022	12/31/2021

Accrued salary - Reichman	$1,025,000	$500,000
Accrued salary - Griffin	207,500	90,000
Accrued expenses - Reichman	48,059	60
Officer advances - Reichman	270,649	0

Totals	$1,551,208	$590,060

As of December 31, 2022 and 2021 there are no related party notes payable.

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accounts payable and accrued expenses -related parties at the period ended December 31, 2022, totaling $1,025,000 and $500,000 on December 31, 2021. Additionally accrued expenses owed at the end of December 31, 2022 was $48,059 and $12,059 on December 31, 2021.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accounts payable and accrued expenses-related parties at the period ended December 31, 2022, totaling $207,500 and $90,000 on December 31, 2021.

Due to officers consists of cash advances and expenses paid by Mr. Reichman in order to satisfy the expense needs of the Company. During 2022 Mr. Reichman advanced the Company $350,000 and was repaid $198,179. During 2021 Mr. Reichman advanced $252,929 to the Company to cover operating expenses and was repaid $362,441. On December 31, 2022, and 2021, the amounts Due to Officers and Directors for cash advances and expenses are $257,261 and $0, respectively.

NOTE 4 – FIXED ASSETS

Depreciation expense for the years ended December 31, 2022, and 2021 was $1,697 and $3,000, respectively. On December 31, 2021, assets of $110,990 were removed with the unwinding of the Bronx Eye Care Acquisition.

Fixed assets consist of the following:

	2022	2021
Computer equipment	$3,213	$3,213
Furniture and fixtures	-	14,037
Equipment	-	96,954

Total fixed assets	3,213	114,204
Accumulated Depreciation	(2,410)	(1,601)
Net fixed assets	$803	$112,603

NOTE 5 - LICENSES

GOLD TRANSACTIONS NETWORK LICENSE

On February 28, 2021, pursuant to a Stock Purchase Agreement (the “SPA”) between the Company and Gold Transactions International, Inc. (GoldTI), the Company purchased 100% of the the stock of GoldTI and assumed its sole asset a License Agreement held by GoldTI. The license provides access to a joint venture of companies (the “Network”), that buys gold from artisan miners internationally, and provides transportation, assaying, refining and storage facilities in the DMCC1, a free trade zone for commodities trading in Dubai, and then sells the refined gold to its customers. The License Agreement grants the Company the following:

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

Pursuant to the SPA, 100% of the GTI shares were exchanged for 6,000,000 shares of the Company’s common stock (acquisition date fair value was $10,018,085). GTI has met its performance obligations and this transaction closed in the second quarter of 2022. As per the table below the License asset was valued at $14,990,277 net of additional liabilities recorded on the closing date of the transaction May 25, 2022.

The acquisition of GTI is being treated as an asset purchase and not business combination per ASC 805 as substantially all of the assets acquired are concentrated in a single identifiable asset. The following table summarizes the consideration transferred to acquire GTI and the amount of identified assets, and liabilities assumed at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$2,373
License	14,990,277
Trade payables	(6,388)
Note payable	(4,968,177)

Total identifiable net assets	$10,018,085

DIGITAL TRADING PLATFORM LICENSE

On May 1, 2021, the Company entered an agreement with Alt 5 Sigma, Inc. (“Alt 5”), wherein Alt 5 licensed their Alt5Pro Digital Asset Platform to the Company and created “Beyond Blockchain”, a digital asset trading platform to be used by the Company and its shareholders and the public for trading digital assets. The Company paid $5,000 for the license and also pays a monthly hosting fee to Alt 5, which is expensed as incurred. The term of the license is for 12 months with an automatic renewal for an additional 12 months. This asset was sold in the second quarter of 2022 for $25,000 and the company recorded a gain of $22,292. Amortization expensed through the date of sale was $2,708, respectively.

The Table below summarizes the Company’s licenses as of December 30, 2022 and December 31, 2021:

	December,	December 31,
License	2022	2021

Access and exclusivity license	$14,990,277	$-
Digital platform	-	5,000
Total licensed assets	14,990,277	5,000
Amortization	-	(1,667)
Net licensed assets	$14,990,277	$3,333

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

On June 4, 2021, the Company purchased another piece of fine art, an Andy Warhol gelatin silver print of Bianca Jagger on a white horse taken by Warhol at the famed Studio 54 (the “Warhol Print”) for $31,905. The Company intends to digitalize both pieces of fine art and issue an NFT to shareholders as a dividend, therefore, the fine art has been characterized as an other asset-not purchased for re-sale, but rather to be held for the long term. Both pieces of Fine Art were sold in December of 2022 For a gain of $4,447.

NOTE 7 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. On December 31, 2022, and 2021, notes payable in default amounted to $871,082 and $871,082, respectively. Accrued interest on the notes in default on December 31, 2022 and 2021 are $416,375 and $381,019, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

During 2002, the Company settled a trade payable in litigation by executing a note payable to a Company in the amount of $18,000, interest accrues at 6% per annum, unsecured, due September 1, 2002, and in default. Accrued interest on December 31, 2022, and 2021 is $23,040 and $21,960, respectively.

Also, during 2002, in settlement of another trade payable, the Company executed a note payable to a Company in the amount of $30,000, interest accrues at 6% per annum, unsecured, due September 12, 2002, in default. Accrued interest on December 31, 2022, and 2021 is $35,899 and $34,099, respectively.

During 2000, the Company executed a note payable to an individual in the amount of $25,000, interest accrues at 5% per annum, unsecured, due August 31, 2000, in default. Accrued interest on December 31, 2022, and 2021 is $29,595 and $28,343, respectively.

In 2002, the Company settled an obligation with a consultant by executing a note payable for $40,000, interest accrues at 7% per annum, unsecured, due July 10, 2002, in default. Accrued interest on December 31, 2022, and 2021 is $57,887 and $55,087, respectively.

On December 27, 2009, the Company executed a note payable to an individual for various advances to the Company in the amount of $292,860. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $388,376 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2019, with monthly installments beginning in 2014 of $5,553, which did not occur. This note is in default. Accrued interest on December 31, 2022, and 2021 is $174,749 and $165,329, respectively.

On January 27, 2010, the Company executed a note payable to a corporation in the amount of $192,000, bears no interest and is due on demand after 6 months of execution and is unsecured. No demand has been made at the date of these financial statements, but the note is in default. Interest expense in the amount of $13,440 has been imputed for this note in 2022 and 2021, with an offsetting entry to Paid in Capital.

On August 28, 2012, and September 17, 2012, the Company executed a note payable to a corporation in the amount of $12,000 and $20,000, respectively. On June 26, 2013, this note was renegotiated to include the accrued interest. The new note balance is $32,960 and interest accrues at 5% per annum, unsecured, and is extended to October 5, 2018, with monthly installments beginning in 2014 of $473, which did not occur, and is unsecured and in default. Accrued interest on December 31, 2022, and 2021 is $14,031 and $14,031, respectively.

On April 12, 2012, the Company executed a note payable to a corporation in the amount of $100,000, however on June 26, 2013, this note was renegotiated to bear interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $1,430, which did not occur, and this note is in default. Accrued interest on December 31, 2022, and 2021 is $42,568 and $42,568, respectively.

On December 31, 2012, the Company executed a note payable to a corporation in the amount of $32,000, however on June 26, 2013, this note was renegotiated to include accrued interest. The new note balance is $32,746, bears interest at 5% per annum, unsecured, extended to October 5, 2018, with monthly installments beginning in 2014 of $468, which did not occur, and this note is in default. Accrued interest on December 31, 2022, and 2021 is $13,936 and $13,936, respectively.

On March 11, 2014, the Company executed a note agreement with an LLC in the amount of $5,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, extended to October 5, 2018, and is in default. Accrued interest on December 31, 2022, and 2021 is $2,342 and $2,342, respectively.

On January 31, 2014, the Company executed a note agreement with a corporation in the amount of $7,000, interest accrues at 6% per annum, unsecured, due after 8 months of execution, but extended to October 5, 2018, and is in default. Accrued interest on December 31, 2022, and 2021 is $3,324 and $3,324, respectively.

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

2022	2021	Interest	Interest Expense
Principal	Principal	Rate	12/31/2022	12/31/2021	Maturity
$32,960	32,960	5.00%	1,649	1,648	10/5/18
32,746	32,746	5.00%	1,637	1,636	10/5/18
5,000	5,000	6.00%	300	300	10/5/18
100,000	100,000	5.00%	5,000	5,000	10/5/18
7,000	7,000	6.00%	420	420	10/5/18
388,376	388,376	5.00%	19,420	19,420	10/5/18
192,000	192,000	0%	13,440	13,440	10/5/18
18,000	18,000	6.00%	1,080	1,080	9/1/2002
30,000	30,000	6.00%	1,800	1,800	9/12/2002
25,000	25,000	5.00%	1,250	1,250	8/31/2000
40,000	40,000	7.00%	2,800	2,800	7/10/2002

$871,082	$871,082		$48,796	$48,796

(c) NOTES PAYABLE

Notes payable consist of four notes bearing interest at rates from 3.75% to 6%, which are unsecured with due dates between July and December 2022. As of December 31, 2022, and 2021, notes payable amounted to $1,072,000 and $80,0000, respectively. Accrued interest on the notes at December 31, 2022, and 2021 are $5,088 and $399, respectively. Below is a discussion of the details to the notes payable and a table summarizing the notes with additional information.

On July 20, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 6%, with a term of 12 months of the date received. At December 31, 2022 and 2021, accrued interest on this note totals $2,684 and $0, respectively.

On August 6, 2021, the Company received cash from an individual in the amount of $100,000 as a loan bearing interest at 6%, with a term of 12 months of the date received. At December 31, 2022 and 2021, accrued interest on this note totals $2,404 and $0, respectively.

On December 31, 2021, the Company executed a note with an individual who had advanced funds throughout the year to assist management in their cashflow needs. The total amount received at December 31, 2022 was $722,000. The note bears interest at 6%, with a term of 12 months from December 31, 2021. Interest will begin to accrue on January 1, 2022, therefore, there was no accrued interest on this note at December 31, 2021.

Future maturities of notes payable are as follows:

Year Ending December 31,

2023	$180,000
2024	815,496
2025	1,194,638
2026	1,581,419
2027	1,196,624
Thereafter	-
Total	$4,968,177

At December 31, 2022, and 2021, accrued interest on all outstanding notes payable and notes payable in default were $416,774 and $387,982, respectively. Interest expense on the outstanding notes amounted to $107,769 and $63,615 for the years ended December 31, 2022, and 2021, including the imputed interest discussed above.

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

On November 11, 2022 the Company signed a mutual settlement agreement with Michael Bruk and Ruslan Kirzhner, whereby the Company paid back loans of $100,000 to Bruk and $100.000 to Kirzhner and they in turn donated xx,xxx and xx,xxx shares of stock respectively, to the Hans and Rosy Epstein Memorial Committee. The Company and the respective parties agreed to mutually disengage all previous business, legal and technical associations

NOTE 8 – INCOME TAXES

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

Deferred tax assets and the valuation account are as follows:

	2022	2021
Deferred tax assets:
NOL carryover	$6,007,156	$3,838,795
Valuation allowance	(6,007,156)	(3,838,795)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2022, and 2021.

The components of income tax expense are as follows:

	2022	2021

Book loss	$(13,593,202)	$(1,273,214)
Stock based compensation	11,536,941	970,259
Non-deductible expenses	14,901	91
Unrealized/Realized gains or losses on Securities (net)	(127,000)	(27,720)
Change in NOL valuation allowance	216,861	330,584
	$-	$-

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $19,621,258 and $17,452,897 as of December 31, 2022, and 2021, respectively, which may be offset against future taxable income. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2022	2021

Beginning balance	$3,508,211	$3,508,211
Additions based on tax positions related to current year	2,168,361	330,584
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$6,007,156	$3,508,211

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2022, and 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2022, 2021, 2020, 2019, 2018 and 2017.

NOTE 9 – STOCKHOLDERS’ DEFICIT

A)	NUMBER OF SHARES AUTHORIZED

The Board of Directors have authorized 750,000,000 shares of common stock to be issued at a par value of $0.001. As of December 31, 2022 and 2021, 262,251,320 and 255,790,585 shares of common stock are issued and outstanding, respectively.

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

On April 1, 2021, the Board of Directors authorized the issuance of 2,650,000 shares for the acquisition of Bronx Family Eye Care, Inc. The Acquisition was valued at $4,346,000, the market price of the shares upon closing.

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

On January 3, 2022, the Board of Directors authorized the issuance of 50,000 shares for services valued at $74,750, the market price of the shares upon authorization.

On March 17, 2022, the Board of Directors authorized the issuance of 125,000 shares for services valued at $200,000, the market price of the shares upon authorization.

On March 31, 2022, the Board of Directors authorized the issuance of 108,399 shares for services valued at $178,358 the market price of the shares upon authorization.

On March 31, 2022, the Board of Directors authorized the issuance of 250,000 shares for medical advisory, charitable and other services valued at $410,000, the market price of the shares upon authorization.

On April 4, 2022, the Board of Directors authorized the issuance of 672,457 shares for the conversion of notes payable and accrued interest of $1,075,077, the market price of the shares upon grant.

On May 24, 2022, the Board of Directors authorized the issuance of 125,000 shares for services valued at $178,358 the market price of the shares upon authorization.

On May 24, 2022, the Board of Directors authorized the issuance of 250,000 shares for medical advisory, charitable and other services valued at $186,250, the market price of the shares upon authorization.

On June 28, 2022, the Board of Directors authorized the issuance of 91,848 shares for services valued at $105,958 the market price of the shares upon authorization.

On September 6, 2022, the Board of Directors authorized the issuance of 360,000 shares for medical advisory, charitable and other services valued at $223,236, the market price of the shares upon authorization.

On September 6, 2022, the Board of Directors authorized the issuance of 420,933 shares for services valued at $261,020 the market price of the shares upon authorization.

On September 29, 2022, the Board of Directors authorized the issuance of 134,377 shares for services valued at $713,542 the market price of the shares upon authorization.

On November 11, 2022, the Board of Directors authorized the issuance of 500,000 shares for services valued at $1,745,000 the market price of the shares upon authorization.

On November 11, 2022, the Board of Directors authorized the issuance of 2,000,000 shares for medical advisory, charitable and other services valued at $6,980,000, the market price of the shares upon authorization.

On December 30, 2022, the Board of Directors authorized the issuance of 184,390 shares for services valued at $270,670 the market price of the shares upon authorization.

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

Pursuant to ASC 718, the Company’s ESOP Plan is a non-leveraged plan, and therefore compensation expense is recorded at the fair value of the shares issued at the grant date. The Company has never issued dividends to its shareholders, and therefore no dividends have been issued to the ESOP plan. The ESOP shares are considered issued and outstanding for the earnings per share computation. Compensation expense of $0 and $150,000 has been recorded during 2020 or 2019, respectively, for the ESOP shares issued. There have been 23,500,000 and 23,500,000 share allocated to the participants of the Plan, as of December 31, 2021, and 2020, respectively and none of the shares have been committed for release. There are no shares in suspense as of December 31, 2021, and 2020, respectively. The fair value of the ESOP shares being held by the Trust as of December 31, 2022, and 2021 is $35,250,000 and $2,350,000, respectively. There is no repurchase obligation on the Company to purchase back any shares issued to the ESOP Trust. No dividends have been issued to the ESOP Trust, therefore there has been no tax benefit treatment in the Earnings Per Share computation.

No ESOP shares were issued for the 2022 or 2021 years.

F)	STOCK OPTIONS

Stock option transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding on January 1, 2021	-	$-	-	$-
Granted	4,500,644	.01	2 yrs	427,563
Exercised
Forfeited
Outstanding on December 31,2021	4,500,664	$.01	1 yrs	$427,563
Granted
Exercised
Forfeited
Outstanding on December 31, 2022	4,500,664	$.01	.01 yrs	$427,563

G)	WARRANTS

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

Assumptions:	2021 Warrants
Assumptions applicable to stock options issued
Risk-free interest rate	.25-%
Expected lives (in years)	2
Expected stock volatility	266-%
Dividend yield	-

Warrant transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Warrants issued April 1, 2021	23,364,803	$2.75	2.0 yrs	$57,689,800
Granted			-
Exercised	(3,080)	2.75		(8,471)
Forfeited	-	-	-	-
Outstanding at December 31, 2021	23,361,723	$2.75	1.25 yrs	$57,681,330

Granted	-	-	-	$-
Exercised	(1,187,331)	2.75	-	(3,265,160)
Forfeited	-	-	-	-
Outstanding at December 31, 2022	23,361,723	$2.75	.25 yrs	$54,416,170

H)	OTHER

During the years ended December 31, 2022 and 2021, the Company recorded imputed interest on a non-interest-bearing note in the amount of $13,440 and $13,440, respectively, as an increase in additional paid in capital.

March 17, 2021, the Company’s Board of Directors approved the declaration by management of a Warrant to holders of its common stock to purchase additional shares of stock. On March 22, 2021, Global Tech Industries Group, Inc., (“GTII”) a Nevada corporation, entered into a warrant agreement with Liberty Stock Transfer Agent (“Liberty”), whereby Liberty agreed to act as GTII’s warrant agent in its offering of warrants to GTII’s shareholders (each, a “Warrant”). All shareholder of record on April 1, 2021, were issued 0.10 of a Warrant per share of Common Stock held of record by such holder. However, no fractional Warrants were issued. The Warrants were issued on or about April 8, 2021. Each full Warrant shall be exercisable into one share of GTII’s common stock at an exercise price of $2.75. The Warrants shall expire on April 8, 2023. Manhattan Transfer Registrar Co. shall act as co-agent with Liberty. The Warrants do not have a cashless exercise provision  .

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

On November 14, 2022, the Company signed a Technology Agreement and a Sponsor/Advisor agreement with Horizin Fintex for the purpose of facilitating the admission of the tokenized common stock of the Company to the Upstream/MERJ exchange. As part of the agreement, Horizon would assist in the compilation and presentation of the documents and affirmations that must accompany an application for inclusion to the Upstream/MERJ exchange  .

Also on January 10, 2022, GTII executed an irrevocable gift agreement with Icahn School of Medicine at Mount Sinai for the donation of 250,000 shares of the Company’s commons stock over each of the next three years, inclusive of 2022.

NOTE 10- COMMITMENTS AND CONTINGENCIES

A)	LEASES

None

B)	LITIGATION

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

B)	CONTINGENCIES

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

On December 4, 2022 the Company signed an agreement with ShareIntel Services, Inc. (“ShareIntel”) to gather and provide information to the Company regarding the ownership, sales, purchases and custory of the Company’s common stock by individuals, institutions, broker-dealers, and clearing agents for the purpose of supplying the Company the information needed to mount a potential lawsuit regarding alleged naked shorting of the Company’s common stock in 2021 and 2022.

Also on January 10, 2022, GTII executed an irrevocable gift agreement with Icahn School of Medicine at Mount Sinai for the donation of 250,000 shares of the Company’s commons stock over each of the next three years, inclusive of 2022.

On November 14, 2022, the Company signed a Technology Agreement and a Sponsor/Advisor agreement with Horizin Fintex for the purpose of facilitating the admission of the tokenized common stock of the Company to the Upstream/MERJ exchange. As part of the agreement, Horizon would assist in the compilation and presentation of the documents and affirmations that must accompany an application for inclusion to the Upstream/MERJ exchange.

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. As of December 31, 2022, no ruling on that motion has been entered.

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada, (Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of December 31, 2022, the parties are engaged in briefing jurisdictional motions.

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

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of December 31, 2022, no ruling on that motion has been entered.

C)	EMPLOYMENT AGREEMENT

Effective October 1, 2007, the Company entered into a two-year employment agreement with David Reichman, Chief Executive Officer, pursuant to which Mr. Reichman was paid an annual salary of $250,000, payable in semi-monthly installments. In addition, Mr. Reichman may be paid a bonus or bonuses during each year, as determined at the sole discretion of the Board of Directors and receive stock options to purchase 1.2 million shares of common stock as discussed above. During the year ended December 31, 2009, the Board of Directors approved the extension of this contract an additional two years from the date of expiration, at an annual salary of $500,000. During the year ended December 31, 2012, the Board of Directors approved the extension of this contract until December 31, 2013, with a salary of $1. Mr. Reichman’s salary has been accruing because Global Tech is without the resources to pay the salary in full. This employment agreement was filed on November 7, 2007, as exhibit 99.2 to a current report of the Company on Form 8-K and is incorporated herein by reference. Mr. Reichman’s contract has been extended by mutual consent to December 31, 2017. Predicated upon the executed Agreement between GTII and GoFun, The Board of Directors of GTII voted pursuant to the Agreement to begin salary payments as of April 2, 2017, retroactive to January 1, 2017, and thru December 31, 2022.

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

NOTE 11 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321, “Investments – Equity Securities.” The fair value of these shares on December 31, 2022, and 2021 amounted to $36,000 and $163,000, respectively. All realized gains and losses and unrealized gains and losses are recorded in earnings. For the year ended December 31, 2022, the Company recorded a net loss of $127,000 in unrealized losses. For the year ended December 31, 2021, the Company recorded a net gain of $132,000 which consisted of unrealized gains. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 12 - SUBSEQUENT EVENTS

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

For the year ended December 31, 2022, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management concluded that our internal control over financial reporting had material weaknesses and was not effective as of December 31, 2021. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2022, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Board Committees

Audit Committee. Our board of directors has appointed an audit committee. During our fiscal year ended December 31, 2022, our audit committee is comprised of Donald Gilbert. Mr. Gilbert is the sole member of the Audit Committee. Our audit committee is authorized to:

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

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2022, with senior management. The audit committee has also discussed with BFBorgers CPA PC the Company’s independent registered public accounting firm, the matters required to be discussed by the statement on Auditing Standards No. 61, Communication with Audit Committees, and received the written disclosures and the letter from BFBorgers CPA PC, as required by Independence Standards Board Standard No. 1, Independence Discussion with Audit Committees. The audit committee has discussed with BFBorgers CPA PC, the independence of BFBorgers CPA PC as our auditors. Finally, in considering whether the independent auditors’ provision of non-audit services to us is compatible with the auditors’ independence for BFBorgers CPA PC, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2022, all Reporting Persons timely complied with all applicable filing requirements.

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

The Elements of David Reichman’s and Kathy Griffin’s Compensation Programs

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2022, all executive officer base salary decisions were approved by the board of directors.

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

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2022, and 2021 to our Chief Executive Officer and our President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Reichman Chairman & CEO	2022	$525,000	-	-	-	-	-		$525,000

Kathy M. Griffin President	2022	$117,500	-	-	-	-	-		$117,500

David Reichman Chairman & CEO	2021	$500,000	-	-	-	125,568	-		$625.568

Kathy M. Griffin President	2021	$180,000	-	-	-	-	-		$207,375

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Notes Payable – Related Party

As of December 31, 2022 and 2021 there are no related party notes payable.

Mr. Reichman, our CEO, has rendered services to the Company and his wages have been accrued in accrued expenses at the period ended December 31, 2022, totaling $1,025,000 and accrued expenses of $48,059.

Mrs. Griffin, our President, has rendered services to the Company and her wages have been accrued in accrued expenses at the period ended December 31, 2022, totaling $207,500.

Director Independence

We currently have two independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by Heaton & Company, PLLC for the audit and reviews of our 2021 and 2021 financial statements total approximately $22,500 and $9,315 and audit fees billable to us by BFBorgers CPA PC for 2022 was $25,000, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

[ ]	Consolidated Balance Sheets as of December 31, 2022, and 2021	17

[ ]	Consolidated Statements of Operations for the years ended December 31, 2022, and 2021	18

[ ]	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2022, and 2021	19

[ ]	Consolidated Statements of Cash Flows for the years ended December 31, 2022, and 2021	20

[ ]	Notes to Consolidated Financial Statements	21

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: March 31, 2023	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: March 31, 2023
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: March 31, 2023
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: March 31, 2023
Donald Gilbert,
Director & Audit Chair

