Form 10-Q
period 2023-03-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2023-05-15
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

March 31, 2023

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

As of May 10, 2023 the number of shares outstanding of the registrant’s class of common stock was 345,296,829

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,266,931	$3,320,164
Marketable securities	40,000	36,000

Total Current Assets	4,306,931	3,356,164

PROPERTY, PLANT & EQUIPMENT
Fixed Assets (net)	536	803
Total Property. Plant and Equipment	536	803

OTHER ASSETS
License	14,990,277	14,990,277

Total Other Assets	14,990,277	14,990,277

TOTAL ASSETS	$19,297,742	$18,347,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$960,742	$952,507
Accounts payable and accrued expenses-related parties	1,718,905	1,551,208
Accrued interest payable	426,813	416,774
Notes payable in default	871,082	871,082
Due to related parties	1,075,000	-
Notes payable	100,000	80,000
Current portion of long-term debt	180,000	180,000

Total Current Liabilities	5,332,542	4,051,571

LONG TERM LIABILITIES

Long-term operating lease liabilities	-	-
Note Payable	4,788,177	4,788,177

Total Long-term liabilities	4,788,177	4,788,177

Total Liabilities	10,120,719	8,839,748

STOCKHOLDERS’ EQUITY

Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 310,269,968 (including 10,000,000 shares held in escrow) and 262,251,320 issued and 252,251,320 and 252,251,320 outstanding, respectively	310,269	262,251
Additional paid-in-capital	329,184,669	256,976,102
Accumulated (Deficit)	(320,317,916)	(247,730,858)

Total Stockholders’ Equity	9,177,023	9,507,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,297,742	$18,347,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended
	March 31,
	2023	2022

REVENUES, net	$-	$-

OPERATING EXPENSES

General and administrative	103,286	55,216
Compensation and professional fees	55,663,487	676,736
Charitable Donations	16,860,000	410,000
Depreciation	269	893

Total Operating Expenses	72,627,042	1,142,845

OPERATING LOSS	(72,627,042)	(1,142,845)
OTHER INCOME (EXPENSES)

Unrealized Gain/(Loss) on sale of marketable securities	4,000	(27,000)
Gain/(loss) on sale of assets	50,000	-
Interest expense	(14,015)	(58,527)

Total Other Income (Expenses)	39,985	(85,527)

LOSS BEFORE INCOME TAXES	(72,587,058)	(1,228,372)

INCOME TAX EXPENSE	-	-

COMPREHENSIVE LOSS	$(72,587,058)	$(1,228,372)

BASIC AND DILUTED LOSS PER SHARE	$(0.25)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	295,433,699	255,862,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2022, and 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$237,626,395	$(234,007,597)	$3,874,590
Common stock issued for services			283,399	284	452,824		453,108
Common stock issued for charitable donations			250,000	250	409,750		410,000
Reversal of acquisition					(6,969,500)	18,255	(6,951,245)
Imputed interest – loan					3,360		3,360
Net loss for the three months ended March 31						(1,228,372)	(1,228,372)
Balance, March 31, 2022	1,000	$1	256,323,984	$256,325	$231,522,829	$(235,217,714)	$(3,438,559)

Balance, December 31, 2022	1,000	$1	262,251,320	$262,251	$256,976,102	$(247,730,858)	$9,507,496
Common stock issued for services			37,018,648	37,018	55,356,207		55,393,225
Common stock issued for charitable donations			11,000,000	11,000	16,849,000		16,860,000
Imputed interest – loan					3,360		3,360
Net loss for the three months ended March 31						(72,587,058)	(72,587,058)
Balance, March 31, 2023	1,000	$1	310,269,968	$310,269	$329,184,669	$(320,317,916)	$9,177,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(72,587,058)	$(1,228,372)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisition):
Depreciation	268	893
Stock issued for services	72,253,224	863,108
Imputed interest on loan	3,360	3,360
Gain on asset sales	(50,000)
Loss on marketable securities	(4,000)	27,000
Change in operating assets and liabilities
Increase in accounts payable and accrued expenses	8,236	176,038
Increase in accounts payable and accrued expenses-related parties	167,697	138,013
Increase in accrued interest payable	10,039	55,081

Net Cash Used in Operating Activities	(198,234)	35,121

CASH FLOWS FROM INVESTING ACTIVITIES

Cash returned in acquisition reversal BEC	-	(183,933)
Cash acquired in GTI acquisition	-	-
Cash from sale of assets	50,000	-

Net Cash Provided by (Used in) Investing Activities	50,000	(183,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advance	1,075,000	-
Proceeds from note payable	20,000	50,000
Payments to officers and directors	-	(250,470)
Proceeds from officers and directors	-	339,956

Net Cash Provided by Financing Activities	1,095,001	139,486

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	946,767	(9,324)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,320,164	359,143

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,266,931	$349,818

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

NONE

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended March 31, 2023, are not necessarily indicative of the operating results for what will be the full year ended December 31, 2022.

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

March 31, 2023

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. On March 31, 2023, and December 31, 2022, $4,266,931 and $3,320,164 excess cash balances existed, respectively.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

E) REVENUE RECOGNITION

The Company had no revenues during the three and six months ended September 30, 2022 and 2021, however when revenues commence, the Company will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized per our contract with our customers at a point of time when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, and after all our performance obligations have been met. The Company currently has no consulting revenues with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of March 31, 2023, and December 31, 2022.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

The following table presents the Company’s marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2023, and December 31, 2022:

	Level 1	Level 2	Level 3
Marketable Securities – March 31, 2023	$40,000	$-0-	$-0-
Marketable Securities – December 31, 2022	$36,000	$-0-	$-0-

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For the three ended March 31, 2023, and 2022, there were 23,358,496 warrants outstanding, however their effects were anti-dilutive. and there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Three Months Ended
	March 31,
	2023	2022
Loss (numerator)	$(72,587,058)	$(1,228,372)
Shares (denominator)	295,433,699	255,862,345
Basic and diluted loss per share	$(0.25)	$(0.00)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities. During the nine months ended March 31, 2023, the Company recorded a gain of $4,000 which consisted of unrealized gains (losses) by marking to market, the value of the shares held. For the three months ended March 31, 2022, the Company recorded unrealized loss of $(27,000). The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 - FIXED ASSETS

Depreciation expense for the three months ended March 31, 2023, and 2022 was $269 and $893, respectively. March 31, 2023, assets of $3,214.

Fixed assets consist of the following:

	March 31, 2023	December 31, 2022
Equipment	$3,214	$3,214
Furniture and fixtures	-	-
Total fixed assets	3,214	3,214
Accumulated Depreciation	(2,678)	(2,411)
Net fixed assets	$536	$803

NOTE 5 - LICENSES

GOLD TRANSACTIONS NETWORK LICENSE

On February 28, 2021, pursuant to a Stock Purchase Agreement (the “SPA”) between the Company and Gold Transactions International, Inc. (GTI), the Company purchased 100% of the stock of GoldTI and assumed its sole asset a License Agreement held by GoldTI. The license provides access to a joint venture of companies (the “Network”), that buys gold from artisan miners internationally, and provides transportation, assaying, refining and storage facilities in the DMCC1, a free trade zone for commodities trading in Dubai, and then sells the refined gold to its customers. The License Agreement grants the Company the following:

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

NOTE 7 - RELATED PARTY TRANSACTIONS

Accrued Payables and Accrued Expenses – Related Parties

Related party payables and accrued expenses totaled $1,718,905 and $1,551,208 on March 31, 2023, and December 31, 2022. These totals are detailed as follows:

Due to related parties advances consists of cash advances and expenses paid by Mr. Reichman to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. As of March 31, 2023, and December 31, 2022, these amounts totaled $212,958 and $270,649.

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the three months ended March 31, 2023, and 2022. The accrued officer wages for the three months ended March 31, 2023, and 2022 are $162,000 and $137,000, respectively. The balance of accrued wages due to the officers on March 31, 2023, and December 31, 2022, are $1,432,500 and $1,232,500, respectively. Additionally, there is an expense account due Mr. Reichman in total of $60,059 and $48,059 on March 31, 2023, and December 31, 2022.

Due to Related Parties

Due to related parties consists of a short-term cash advance by Mr. Reichman to satisfy the expense needs of the Company. The balance is unsecured, due on demand and do not bear interest. As of March 31, 2023, and December 31, 2022, these amounts totaled $1,075,000 and $0.

NOTE 8 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At March 31, 2023 and December 31, 2022, notes payable in default amounted to $871,082 and $871,082, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

March 31, 2022	December 31, 2022	Interest	Interest Expense
Principal	Principal	Rate	3/31/2023	3/31/2023	Maturity
$32,960	$32,960	5.00%	$412	$412	10/5/18
32,746	32,746	5.00%	409	409	10/5/18
5,000	5,000	6.00%	75	75	10/5/18
100,000	100,000	5.00%	1,250	1,250	10/5/18
7,000	7,000	6.00%	105	105	10/5/18
388,376	388,376	5.00%	4,855	4,855	10/5/18
192,000	192,000	0%	3,360	3,360	10/5/18
18,000	18,000	6.00%	270	270	9/1/2002
30,000	30,000	6.00%	450	450	9/12/2002
25,000	25,000	5.00%	313	313	8/31/2000
40,000	40,000	7.00%	700	700	7/10/2002

$871,082	$871,082		$12,199	$12,199

On March 31, 2023, and December 31, 2022, accrued interest on the outstanding notes payable (default and current) were $426,813 and $416,774, respectively and related party notes was $1,899 and $399, respectively. Interest expense on the outstanding notes amounted to $12,199 and $12,199 for the three months ended March 31, 2023, and 2022 including the imputed interest discussed below.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

(c) NOTES PAYABLE

On November 29, 2022, the Company received cash from an individual in the amount of $50,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On March 31, 2023, accrued interest on this note totaled $1,021 respectively.

On December 5, 2022, the Company received cash from an individual in the amount of $30,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On March 31, 2023, accrued interest on this note totaled $578, respectively.

On January 1, 2023, the Company had legal fees paid directly from an individual in the amount of $20,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On March 31, 2023, accrued interest on this note totaled $300, respectively.

In connection with the acquisition of the License Agreement, the Company executed a Promissory Note in the amount of $5,044,610, bears interest at 2.168%, is payable quarterly in graduating amounts over a 5-year period and is unsecured. On December 31, 2020, the Note Holder agreed to delay the interest accrual until 2021 and delayed the quarterly installments. As of March 31, 2023, the balance on this loan was $4,968,177.

The Company has debt obligations on the note as follows:

Year Due	Amount

2022	180,000
2024	815,496
2025	1,194,638
2026	1,581,419
Thereafter	1,070,147

Total	4,968,177

(d) IMPUTED INTEREST

During the three months ended March 31, 2023, and 2022, the Company recorded imputed interest on a non-interest-bearing note in the amount of $3,360 and $3,360, respectively, as an increase in additional paid in capital.

NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the three months ended March 31, 2023 the Company issued 48,018,648 shares of common stock with a fair market value of $72,253,223 respectively, for services rendered. Directors were issued 36,460,714 shares with a total value of $54,691,071 to related parties. A total of 557,934 shares issued for services performed during the period including legal, IR services, IT and consulting services valued at $702,152. Medical advisory and service related to a 501c charitable organization received 11,000,000 shares valued at $16,860,000. All non director services performed were from outside, unrelated third parties.

During the first three months of 2022, 533,399 shares of common stock were issued with a fair market value of $863,108. The services performed during the quarter were, legal, IR services, IT and consulting services for art procurement, medical advisory and service related to a 501c charitable organization. All services performed were from outside, unrelated third parties.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

2021 Warrants
Assumptions:
Assumptions applicable to stock options issued
Risk-free interest rate	.25-%
Expected lives (in years)	2-
Expected stock volatility	266-%
Dividend yield	-

Warrant transactions are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2022	23,361,723	$2.75	1.25 yrs	$57,681,330
Granted	-	-	-	-
Exercised	(1,187,331)	2.75	-	(3,265,160)
Forfeited	-	-	-	-
Outstanding at December 31, 2022	23,361,723	$2.75	.25 yrs	$54,416,170

Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at March 31, 2023	23,361,723	$2.75	.04 yrs	$54,416,170

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. On November 23, 2021, the defendants filed a venue-related procedural motion to dismiss. On January 21, 2022, the Company submitted its opposition to said motion, and on February 11, 2022, defendants filed their affirmation in reply. To date, no decision on that motion has been entered by the Court.

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

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of December 31, 2021, no ruling on that motion had been entered. As of December10x, 2022 the parties entered in to a mutual resolution of the matter and on November 3, 2022, the Company entered into a settlement agreement with two separate private lenders, which provided for the settlement of all disputes and claims of the parties, including those arising in connection with the lenders’ loans to the Company (the “Settlement Agreement”). The transactions under the Settlement Agreement closed on November 8, 2022.

On January 28, 2023, the board authorized management to issue 227,284 shares of the Company’s common stock, restricted by Rule 144, to International Monetary in keeping with the previously signed settlement agreement.

NOTE 11 – SUBSEQUENT EVENTS

On April 2, 2023, the board of directors authorized and approved management’s action to cancel the shares of GTII common stock held by Michael Andreyov, Nikolai Bitsendko and Igor Kirhzner.

On April 26, 2023 The Company and GoFun, Inc., who were both preparing for an arbitration hearing on April 24, 2023, instead were able to mutually resolve their dispute and arbitration was cancelled.

On May 2, 2023, the Company confirmed with the transfer agent that the distribution of the one for ten stock dividend, approved by FINRA with a record date of April 15, 2023, would begin.

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

On January 9, 2023, the Company signed a non-binding Letter of Intent (“LOI”) with Created, Inc. (“CREATD”), a Nevada corporation, to begin the due diligence process for a proposed acquisition of CREATD by GTII.

On January 12, 2023, the Company signed a second extension letter to the Stock Purchase Agreement, signed with Wildfire Media Corp, (“Wildfire”) on September 14, 2022, extending the deadline to March 31, 2023.

On January 30, 2023, the Company signed an extension to the LOI, signed with CREATD on January 9, 2023, extending the deadline to March 7, 2023.

On February 23, 2023, the Company and CREATD agreed to disengage from the LOI, ahead of the March 7, 2023 deadline.

On March 30, 2023, the Company signed a third extension letter to the Stock Purchase Agreement, signed with Wildfire on September 14, 2022, extending the deadline to May 15, 2023.

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

Employees

As of March 31, 2023, the Company employs two individuals in executive positions.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022:

There were no revenues generated during the three months ended March 31, 2023, or 2022. Our operating expenses increased from $1,142,845 in 2022 to $72,627,042 in 2023. The decrease was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting and directors fees. The Company issued $72,253,224 in stock during the first quarter 2023 as compared to $863,108 for the same quarter of 2022. Our interest expense decreased to $58,527 for the three months ended March 31, 2023, from $14,015 for the three months ended March 31, 2022. We also had unrealized gain from our marketable securities of $4,000 for the three months ended March 31, 2023, compared to a loss of $(27,000) for the three months ended March 31, 2022.

Our net loss decreased by $71,358,686 from $(1,228,372) in the first quarter 2022 to a loss of ($72,587,058) in the first quarter 2023. The primary reason for this increase was the increase in stock for services issued. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2023, we had cash on hand of $4,266,931 compared to $3,320,164 on December 31, 2022. Cash used by our operations was $198,234 during the three months ended March 31, 2023, compared to cash provided of $35,121 during the three months ended March 31, 2022. Our operations are supported by our CEO who uses individual credit to pay for expenses of the Company. Additional cash provided totaled $1,145,001 and during the three months ended March 31, 2023, we received $1,075,000 in proceeds from the issuance from our CEO. Total cash provided for operations during the three months ended March 31, 2023 was $946,767. We anticipate that we will have a negative cash flow from operations for 2023. We will attempt to raise capital through the sale of our common stock or through debt financing,

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $871,082 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, and is currently seeking a judicial resolution to these obligations.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of March 31, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 17, 2021, the Company filed an action against Pacific Technologies Group, Inc., Rollings Hills Oil and Gas Inc., Demand Brands, Inc., Innovativ Media Group, Inc., Tom Coleman, and Bruce Hannan, in the Supreme Court of the State of New York, County of New York (Index No. 651771/2021), alleging fraud, rescission and cancellation of a written instrument, unconscionability, breach of contract, breach of good faith and fair dealing, unjust enrichment, and civil conspiracy. The action stems from a stock purchase agreement entered into by the Company and Pacific Technologies Group, Inc. (then known as Demand Brands, Inc.) on October 16, 2018. On May 22, defendants filed a motion seeking additional time to answer. On November 23, 2021, the defendants filed a venue-related procedural motion to dismiss. On January 21, 2022, the Company submitted its opposition to said motion, and on February 11, 2022, defendants filed their affirmation in reply. To date, no decision on that motion has been entered by the Court.

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

On January 28, 2023, the board authorized management to issue 227,284 shares of the Company’s common stock, restricted by Rule 144, to International Monetary in keeping with the previously signed settlement agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were shares of common stock issued for legal, marketing, and other professional services rendered by the Company to consultants in the aggregate amount of 11,557,934 shares during the three months ended March 31, 2023, with a value of $17,562,152. Additionally, 36,460,714 shares were issued to related parties with a fair market value of $54,691,071.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Articles of Incorporation of Global Tech Industries Group, Inc., as amended (1)

3.2	By-Laws (2)

4.1	Warrant Agreement, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Agent*

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (12)

10.11	Letter of Intent Agreement, dated April 12, 2019, by and between Global Tech Industries Group, Inc., First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019 (13)

10.12	Termination of a Letter of Intent Agreement, dated December 31, 2019, by and between Global Tech Industries Group, Inc. First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 22, 2019(14)

10.13	Security Purchase Agreement, dated November 22, 2020, by and between Global Tech Industries Group, Inc. and Geneva Roth Remark Capital Holdings, Inc. (15)

10.14	Stock Purchase Agreement, dated February28, 2021 by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (16)

10.15	Warrant Agreement, dated March 22, 2021, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Company, Inc. (17)

10.16	Binding Letter Agreement, dated March 23, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(18)

10.17	Stock Purchase Agreement, dated March 31, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(19)

10.18	Independent Contractor Agent Agreement, dated April 7, 2021, by and between Global Industries Group, Inc. and Mr. Ronald Cavalier (20)

10.19	Binding Letter Agreement, dated April 30, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (21)

10.20	Gold Transactions International, Inc. completed its official audit and filed its financial disclosures, as required by Stock Purchase Agreement, dated February 28, 2021, by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (22)

10.21	Binding Letter Agreement expanding business combination, dated May 26, 2021, by and between Global TeMIch Industries Group, Inc. and MyRetinaDocs, LLC (23)

10.22	Stock Purchase Agreement by and between Global Tech Industries Group, Inc and Trento Resources and Energy Corp, dated November 9, 2021 (24).

22.1	Subsidiaries #

31.1	SECTION 302 CERTIOFICATION

31.2	SECTION 302 CERTIOFICATION

32.1	SECTION 906 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

32.2	SECTION 906 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed January 8, 2013, as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed April 12, 2019, as an exhibit to a Form 8 – K and incorporated herein by reference.

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

Dated: May 15, 2023	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: May 15, 2023
David Reichman, Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
and Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: May 15, 2023
Kathy M. Griffin, Director, President

By:	/s/ Frank Benintendo	Dated: May 15, 2023
Frank Benintendo, Director & Secretary

By:	/s/ Donald Gilbert	Dated: May 15, 2023
Donald Gilbert, Director

