Form 10-Q
period 2023-06-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2023-08-14
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

June 30, 2023

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

As of August August 11, 2023, there were 346,101,402 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,011,563	$3,320,164
Marketable securities	28,000	36,000

Total Current Assets	4,039,563	3,356,164

PROPERTY, PLANT & EQUIPMENT
Fixed Assets (net)	267	803
Total Property. Plant and Equipment	267	803

OTHER ASSETS
License	14,990,277	14,990,277

Total Other Assets	14,990,277	14,990,277

TOTAL ASSETS	$19,030,105	$18,347,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$963,477	$952,507
Accounts payable and accrued expenses-related parties	1,802,522	1,551,208
Accrued interest payable	437,452	416,774
Notes payable in default	871,082	871,082
Due to related parties	1,075,000	-
Notes payable	435,000	80,000
Current portion of long-term debt	180,000	180,000

Total Current Liabilities	5,764,533	4,051,571

LONG TERM LIABILITIES

Long-term operating lease liabilities	-	-
Note Payable	4,788,177	4,788,177

Total Long-term liabilities	4,788,177	4,788,177

Total Liabilities	10,552,710	8,839,748

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001, 50,000 authorized,1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 550,000,000 shares authorized; 345,501,402 (including 10,000,000 shares held in escrow) and 262,251,320 issued and 335,501,402 and 252,251,320
outstanding, respectively	345,500	262,251
Additional paid-in-capital	335,880,548	256,976,102
Accumulated (Deficit)	(327,748,654)	(247,730,858)

Total Stockholders’ Equity	8,477,395	9,507,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,030,105	$18,347,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three and Six Months Ended
	June 30,
	2023	2022	2023	2022

REVENUES, net	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	946,986	130,174	1,050,273	185,390
Compensation and professional fees	6,457,487	478,241	62,120,974	1,154,977
Charitable Donations	-	372,500	16,860,000	782,500
Depreciation	267	268	536	1,161

Total Operating Expenses	7,404,739	981,183	80,031,782	2,124,028

OPERATING LOSS	(7,404,739)	(981,183)	(80,031,782)	(2,124,028)
OTHER INCOME (EXPENSES)

Unrealized Gain/(Loss) on sale of marketable securities	(12,000)	(36,000)	(8,000)	(63,000)
Gain on settlement of debt	-	28,150		28,150
Gain/(loss) on sale of assets	-	22,291	50,000	22,291
Interest income	-	1,500	-	1,500
Interest expense	(13,999)	(12,289)	(28,014)	(70,816)

Total Other Income (Expenses)	(25,999)	3,652	13,986	(81,875)

LOSS BEFORE INCOME TAXES	(7,430,739)	(977,531)	(80,017,796)	(2,205,903)

INCOME TAX EXPENSE	-	-	-	-

COMPREHENSIVE LOSS	$(7,430,739)	$(977,531)	$(80,017,796)	$(2,205,903)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.25)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	334,234,875	257,142,064	314,834,287	256,507,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2023, and 2022 (Unaudited)

	Preferred Stock		Common Stock		Additional	Retained	Total
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791	$237,774,709	$(234,155,911)	$3,874,590
Common stock issued for services			750,247	750	1,180,348		1,181,098
Common stock issued for charitable donations			250,000	250	409,750		410,000
Revesal of acquisition					(6,969,500)	18,255	(6,951,245)
Imputed interest – loan					6,720		6,720
Escrow release from acquisition					7,920,090		7,920,090
Proceeds from the exercise of warrants					8,875		8,875
Common stock issued for notes payable, accrued interest, and accrued expenses			672,457	672	1,074,405		1,075,077
Net loss for the six months ended June 30						(2,205,903)	(2,205,903)
Balance, June 30, 2022	1,000	$1	257,463,289	$257,463	$241,405,397	$(236,343,559)	$5,319,302

Balance, December 31, 2022	1,000	$1	262,251,320	$262,251	$256,976,102	$(247,730,858)	$9,507,496
Common stock issued for services			41,223,221	41,222	62,079,753		62,120,975
Common stock issued for charitable donations			11,000,000	11,000	16,849,000		16,860,000
Imputed interest – loan					6,720		6,720
Stock dividend			31,026,861	31,027	(31,027)
Net loss for the six months ended June 30						(80,017,796)	(80,017,796)
Balance, June 30, 2023	1,000	$1	345,501,402	$345,500	$335,880,548	$(327,748,654)	$8,477,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(80,017,796)	$(2,205,903)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisition):
Depreciation	536	1,161
Stock issued for services	78,980,974	1,591,098
Imputed interest on loan	6,720	6,720
Gain on debt conversion	-	(28,150)
Gain on asset sales	(50,000)	(22,291)
Loss on marketable securities	8,000	63,000
Change in operating assets and liabilities
Increase in accounts payable and accrued expenses	10,972	8,459
Increase in accounts payable and accrued expenses-related parties	251,314	615,179
Increase in accrued interest payable	20,678	63,920

Net Cash Used in Operating Activities	(788,602)	93,193

CASH FLOWS FROM INVESTING ACTIVITIES

Cash returned in acquisition reversal BEC	-	(183,933)
Cash acquired in GTI acquisition	-	2,373
Cash from sale of assets	50,000	25,000

Net Cash Provided by (Used in) Investing Activities	50,000	(156,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advance	1,075,000	-
Proceeds from note payable	355,000	50,000
Proceeds from exercise of warrants	-	8,875

Net Cash Provided by Financing Activities	1,430,001	58,875

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	691,399	(4,492)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,320,164	359,143

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,011,563	$354,651

SUPPLEMENTAL DISCLOSURES:

Stock issued and held in escrow	$-	$10,000
Common stock issued for debt, accrued interest and accrued expenses	$-	$1,075,077
Stock released from escrow for license acquisition (net of debt)	$-	$7,920,090
Stock dividend	$31,027	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

NONE

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) CONSOLIDATION

The accompanying consolidated financial statements have been prepared by Global Tech Industries Group, Inc. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2023, and the results of operations and cash flows for the three and six months then ended, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended June 30, 2023, are not necessarily indicative of the operating results for what will be the full year ended December 31, 2022.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as disclosed in Note 2 below. All significant inter-company balances and transactions have been eliminated.

B) GOING CONCERN

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TTI Strategic Acquisitions and Equity Group, Inc, Classroom Salon Holdings, LLC, Gold Transactions International, Inc. and GT International, Inc. All significant inter-company balances and transactions have been eliminated.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. On June 30, 2023 and December 31, 2022, $4,011,563 and $3,320,164 excess cash balances existed, respectively.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

E) REVENUE RECOGNITION

The Company had no revenues during the three and six months ended June 30, 2023 and 2022, however when revenues commence, the Company will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized per our contract with our customers at a point of time when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, and after all our performance obligations have been met. The Company currently has no consulting revenues with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of June 30, 2023, and December 31, 2022.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3
Marketable Securities – June 30, 2023	$28,000	$-0-	$-0-
Marketable Securities – December 31, 2022	$36,000	$-0-	$-0-

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive. For the three months ended June 30, 2023, and 2022, there were 23,358,496 warrants outstanding, however their effects were anti-dilutive. and there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Three Months Ended
	June 30,
	2023	2022
Loss (numerator)	$(7,430,739)	$(977,531)
Shares (denominator)	334,234,875	257,142,064
Basic and diluted loss per share	$(0.02)	$(0.00)

For the six ended June 30, 2023, and 2022, and there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Six Months Ended
	June 30,
	2023	2022
Loss (numerator)	$(80,017,796)	$(2,205,903)
Shares (denominator)	314,834,287	256,507,508
Basic and diluted loss per share	$(0.25)	$(0.01)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities. During the six months ended June 30, 2023, the Company recorded a loss of $(8,000) which consisted of unrealized gains (losses) by marking to market, the value of the shares held. For the six months ended June 30, 2022, the Company recorded unrealized loss of $(63,000). The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 – FIXED ASSETS

Depreciation expense for the six months ended June 30, 2023, and 2022 was $536 and $1,161, respectively. June 30, 2023, assets of $3,214.

Fixed assets consist of the following:

	June 30, 2023	December 31, 2022
Equipment	$3,214	$3,214
Furniture and fixtures	-	-
Total fixed assets	3,214	3,214
Accumulated Depreciation	(2,947)	(2,411)
Net fixed assets	$267	$803

NOTE 5 – LICENSES

GOLD TRANSACTIONS NETWORK LICENSE

On February 28, 2021, pursuant to a Stock Purchase Agreement (the “SPA”) between the Company and Gold Transactions International, Inc. (GTI), the Company purchased 100% of the stock of GTI and assumed its sole asset a License Agreement held by GTI. The exclusive license (“License”) provides access to a joint venture of companies (the “Network”), that buys gold from artisan miners internationally, and provides transportation, assaying, refining and storage facilities in the DMCC1, a free trade zone for commodities trading in Dubai, and then sells the refined gold to its customers. The License Agreement grants the Company the following:

●	Access to the Network’s gold operations, to participate in the profits generated by the margin between the buy and sell prices, based on the percentage (%) of funds advanced into the Network,

●	an exclusive license to market and promote the gold buy/sell program in an attempt to increase the buying power of the Network. The term of the License is un-defined and perpetual.

●	Reporting from the Network partners of gold transactions shared in, and the revenue generated on a monthly basis. Payments, however are quarterly to the Network partners.

Pursuant to the SPA, 100% of the GTI shares were exchanged for 6,000,000 shares of the Company’s common stock (acquisition date fair value was $10,018,085). This transaction closed in the second quarter of 2022. As per the table below the License asset was valued at $14,990,277 net of additional liabilities as per table below recorded on the closing date of the transaction May 25, 2022.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Accrued Payables and Accrued Expenses – Related Parties

Related party payables and accrued expenses totaled $1,802,522 and $1,551,208 on March 31, 2023, and December 31, 2022. These totals are detailed as follows:

Due to related parties advances consists of cash advances and expenses paid by Mr. Reichman to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. As of June 30, 2023, and December 31, 2022, these amounts totaled $97,963 and $270,649.

The Company does not have sufficient operations and funds to pay its officers their wages in cash, therefore all wages have been accrued for the six months ended June 30, 2023, and 2022. The accrued officer wages for the three months ended June 30, 2023, and 2022 are $162,000 and $137,000, respectively. The balance of accrued wages due to the officers on June 30, 2023, and December 31, 2022, are $1,632,500 and $1,232,500, respectively. Additionally, there is an expense account due Mr. Reichman in total of $72,059 and $48,059 on June 30, 2023, and December 31, 2022.

Due to Related Parties

Due to related parties consists of shareholder loans of $1,075,000. The balances are unsecured, due on demand and do not bear interest. As of June 30, 2023, and December 31, 2022, these amounts totaled $1,075,000 and $0.

NOTE 7 - NOTES PAYABLE

(a) NOTES PAYABLE IN DEFAULT:

Notes payable in default consist of various notes bearing interest at rates from 5% to 9%, which are unsecured with original due dates between August 2000 and December 2016. All the notes are unpaid to date and are in default and are thus classified as current liabilities. At June 30, 2023 and December 31, 2022, notes payable in default amounted to $871,082 and $871,082, respectively. Below is a discussion of the details to the notes payable in default and a table summarizing the notes in default with additional information.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

None of the above notes are convertible or have any covenants.

(b) Additional detail to all Notes Payable in Default is as follows:

June 30, 2022	December 31, 2022	Interest	Interest Expense
Principal	Principal	Rate	6/30/2023	6/30/2022	Maturity
$32,960	$32,960	5.00%	$824	$824	10/5/18
32,746	32,746	5.00%	818	818	10/5/18
5,000	5,000	6.00%	150	150	10/5/18
100,000	100,000	5.00%	2,500	2,500	10/5/18
7,000	7,000	6.00%	210	210	10/5/18
388,376	388,376	5.00%	9,710	9,710	10/5/18
192,000	192,000	0%	6,720	6,720	10/5/18
18,000	18,000	6.00%	540	540	9/1/2002
30,000	30,000	6.00%	900	900	9/12/2002
25,000	25,000	5.00%	626	626	8/31/2000
40,000	40,000	7.00%	1,400	1,400	7/10/2002

$871,082	$871,082		$24,398	$24,398

On June 30, 2023, and December 31, 2022, accrued interest on the outstanding notes payable (default and current) were $437,452 and $416,774, respectively. Interest expense on the outstanding notes amounted to $24,398 and $24,398 for the six months ended June 30, 2023, and 2022 including the imputed interest discussed below.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2023

(c) NOTES PAYABLE

On November 29, 2022, the Company received cash from an individual in the amount of $50,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On March 31, 2023, accrued interest on this note totaled $1,771 respectively.

On December 5, 2022, the Company received cash from an individual in the amount of $30,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On March 31, 2023, accrued interest on this note totaled $1,028, respectively.

On January 1, 2023, the Company had legal fees paid directly from an individual in the amount of $20,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On March 31, 2023, accrued interest on this note totaled $600, respectively.

In connection with the acquisition of the License Agreement, the Company executed a Promissory Note in the amount of $5,044,610, bears interest at 2.168%, is payable quarterly in graduating amounts over a 5-year period and is unsecured. On December 31, 2020, the Note Holder agreed to delay the interest accrual until 2023 and delayed the quarterly installments. As of June 30, 2023, the balance on this loan was $4,968,177.

The Company has debt obligations on the note as follows:

Year Due	Amount

2024	187,388
2025	487,480
2026	794,133
2027	1.107.489
Thereafter	2,391,687

Total	4,968,177

(d) IMPUTED INTEREST

During the six months ended June 30, 2023 and 2022, the Company recorded imputed interest on a non-interest-bearing note in the amount of $6,720, as an increase in additional paid in capital.

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2023, the Company issued 52,223,221 shares of common stock with a fair market value of $78,980,973 for services rendered. Directors were issued 36,460,714 shares with a total value of $54,691,071 to related parties. A total of 557,934 shares issued for services performed during the period including legal, IR services, IT and consulting services valued at $7,429,902. Medical advisory and service related to a 501c charitable organization received 11,000,000 shares valued at $16,860,000. All non director services performed were from outside, unrelated third parties. The Company issued 31,026,861 shares of common stock as a stock dividend on April 29,2013.

During the six months ended June 30, 2022, the Company issued 1,400,247 shares of common stock with a fair market value of $1,590,918. The services performed during the quarter were, legal, IR services, IT and consulting services for art procurement, medical advisory and service related to a 501c charitable organization. All services performed were from outside, unrelated third parties.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2023

NOTE 9 – LEGAL ACTIONS

On December 30, 2016, the Company executed a stock purchase agreement (the “HK SPA”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the HK SPA being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Global Tech and GoFun litigated the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727 . On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock out of the original 50,649,491 that were issued in good faith to GoFun in anticipation of a final stock exchange. That stock was returned to the Company’s treasury and cancelled. On May 14, 2021, the Superior Court of New Jersey, Chancery Division: Monmouth County (docket no. PAS-MON-C-60-21) issued an order restraining the removal of restrictive legends on the remaining 7,000,000 shares of stock. Subsequently, the Company and GoFun mutually agreed to resolve the matter and as of the date of this filing, the matter has been resolved among all the parties. .

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

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells had not filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of December 31, 2021, the parties were engaged in briefing jurisdictional motions. As of the date of this filing, the David Wells matter has been primarily resolved, with a few minor issues still open between the parties. It is anticipated that the open issues, which are primarily administrative, will be closed within the few weeks.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 7, 2023, the Company’s Board of Directors authorized the Company to renew its 10b-5 stock repurchase plan (the “10b-5 Plan”) for up outstanding common stock, for an additional twelve months. On July 8, 2023, the Board of Directors executed the new 10b-5 Plan, keeping all parameters of the original plan the same in compliance with SEC Rule 10b5-1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

This Form 10-Q may contain “forward-looking statements,” as that term is used in federal securities laws, about Global Tech’s consolidated financial condition, results of operations and business. These statements include, among others:

●	statements concerning the potential benefits that may be experienced from business activities and certain transactions contemplated or completed; and

●	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this Form 10-Q. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “opines,” or similar expressions used in this Form 10-Q. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. The most important facts that could prevent us from achieving our stated goals include, but are not limited to, the following:

a)	volatility or decline of Global Tech’s stock price; potential fluctuation of quarterly results;

b)	Potential fluctuation of quarterly results;

c)	failure to earn revenues or profits;

d)	failure to commercialize our technology or to make sales;

e)	decline in demand for our products and services;

f)	Rapid adverse changes in markets;

g)	litigation with or legal claims and allegations by outside parties against GTII, including but not limited to challenges to intellectual property rights; and

h)	insufficient revenues to cover operating costs.

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

On April 23, 2023, the board approved that Mr. Reichman and corporate counsel could act independently on behalf of the Company to settle the GoFun matter. As of the date of this filing, the matter has been resolved.

On May 2, 2023, the Company approved Liberty Stock Transfer, Inc. The Company’s transfer agent to begin the stock dividend distribution, which was previously approved by the board, for all shareholders as of April 15, 2023.

On May 4, 2023, the Company received a letter from Wildfire stating that is no longer wanted to move forward with the agreement and the two Companies agreed to mutually part ways.

On June 2, 2023, the Company retained Sichenzia Ross to assist the Company updating and completing its current reporting requirements, as well as on other corporate matters.

On June 9, 2023, the Company signed a Memorandum of Understanding, (“MOU”) with AI Commerce Holdings, LLC, to negotiate for the purpose of acquiring AI Commerce Group, LLC. As of the date of this filing, negotiations are ongoing.

Employees

As of June 30, 2023, the Company employs two individuals in executive positions.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022:

There were no revenues generated during the three months ended June 30, 2023, or 2022. Our operating expenses increased from $981,183 in 2022 to $ 7,404,739 in 2023. The increase was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting and directors fees. The Company issued $6,457,487 in stock during the second quarter 2023 as compared to $478,241 for the same quarter of 2022. Our interest expense decreased to $16,202 for the three months ended June 30, 2023, from $12,289 for the three months ended June 30, 2022. We also had unrealized loss from our marketable securities of $(12,000) for the three months ended June 30, 2023, compared to a loss of $(36,000) for the three months ended June 30, 2022.

Our net loss increased by $6,453,208 from $(977,531) in the first quarter 2022 to a loss of ($7,430,739) in the first quarter 2023. The primary reason for this increase was the increase in stock for services issued. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

Results of Operations for the Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022:

There were no revenues generated during the six months ended June 30, 2023, or 2022. Our operating expenses increased from $2,124,028 in 2022 to $80,031,781 in 2023. The increase was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting and directors fees. The Company issued $78,980,974 in stock during the six months of 2023 as compared to $1,937,477 for the same period of 2022. Our interest expense decreased to $30,217 for the six months ended June 30, 2023, from $70,816 for the six months ended June 30, 2022. We also had unrealized loss from our marketable securities of $(8,000) for the six months ended June 30, 2023, compared to a loss of $(63,000) for the six months ended June 30, 2022.

Our net loss increased by $77,811,893 from $(2,205,903) in the first two quarters 2022 to a loss of ($80,017,796) in the first quarter 2023. The primary reason for this increase was the increase in stock for services issued. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2023, we had cash on hand of $4,011,563 compared to $3,320,164 on December 31, 2022. Cash used by our operations was $2,669,602 during the six months ended June 30, 2023, compared to cash provided of $93,193 during the six months ended June 30, 2022. Cash provided by related parties totaled $2,956,000 and during the six months ended June 30, 2023, Total cash provided for operations during the six months ended June 30, 2023, was $3,311,011. We anticipate that we will have a negative cash flow from operations for 2023. We will attempt to raise capital through the sale of our common stock or through debt financing,

Some of Global Tech’s past due obligations, including $338,000 of accounts payable, and $871,082 of notes payable and judgments, were incurred or obtained prior to 2005. No actions have been taken by any of the applicable creditors, and the statute of limitations has been exceeded for the creditors to seek legal action. Global Tech believes that these obligations will not be satisfied in the future because the statute of limitations has been exceeded, and is currently seeking a judicial resolution to these obligations.

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to expand and develop its new acquisition operating activities to generate significant cashflow to allow it to pay its current obligations and settle its remaining obligations. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or liquid assets. Because no actions have been taken on the aforementioned past due obligations and demand has not been made by the applicable current note holders, we are unable to accurately quantify the effect the overdue accounts have on Global Tech’s financial condition, liquidity and capital resources. However, in the event that all of these obligations and notes payable were required to be paid in an amount equal to the full balance of each, Global Tech would not be able to meet the obligations based upon its current financial status. The liquidity shortfall of $1,934,084 would cause Global Tech to default and, further, would put our continued viability in jeopardy.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of June 30, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 30, 2016, the Company executed a stock purchase agreement (the “Agreement”), which was signed and closed in Hong Kong, with GoFun Group, Ltd. through its wholly owned subsidiary Go F & B Holdings, Ltd. GoFun Group, Ltd. is a privately held company running a casual dining restaurant business, based in Hong Kong. Subsequent to the agreement being signed, GoFun Group failed to substantially perform under the agreement, including, but not limited to providing audited financials of its assets, making the ongoing payments called for in the agreement, along with other matters that led Global Tech to initiate litigation in the United States. Global Tech and GoFun litigated the matter in the U.S District Court for the Southern District of New York, Docket No.17-CV-03727 . On October 2, 2019, the Company was able to secure, via preliminary settlement, the return of 43,649,491 shares of the Company’s stock out of the original 50,649,491 that were issued in good faith to GoFun in anticipation of a final stock exchange. That stock was returned to the Company’s treasury and cancelled. On May 14, 2021, the Superior Court of New Jersey, Chancery Division: Monmouth County (docket no. PAS-MON-C-60-21) issued an order restraining the removal of restrictive legends on the remaining 7,000,000 shares of stock. Subsequently, the Company and GoFun mutually agreed to resolve the matter and as of the date of this filing, the matter has been resolved among all the parties. ..

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

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2021, David Wells had not filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of December 31, 2021, the parties were engaged in briefing jurisdictional motions. As of the date of this filing, the David Wells matter has been primarily resolved, with a few minor issues still open between the parties. It is anticipated that the open issues, which are primarily administrative, will be closed within the few weeks.

,

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were shares of common stock issued for legal, marketing, and other professional services rendered by the Company to consultants in the aggregate amount of 15,762,507 shares during the six months ended June 30, 2023, with a value of $17,562,152. Additionally, 36,460,714 shares were issued to related parties with a fair market value of $61,418,821.

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

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2023	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

