Form 10-Q
period 2023-09-30
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2023-11-14
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended

September 30, 2023

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

As of November 13, 2023, there were 368,045,125 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL TECH INDUSTRIES GROUP, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,849,595	$3,320,164
Marketable securities	27,000	36,000

Total Current Assets	2,876,595	3,356,164

PROPERTY, PLANT & EQUIPMENT
Fixed Assets (net)	-	803
Total Property. Plant and Equipment	-	803

OTHER ASSETS
License	14,990,277	14,990,277

Total Other Assets	14,990,277	14,990,277

TOTAL ASSETS	$17,866,871	$18,347,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$209,078	$952,507
Accounts payable and accrued expenses-related parties	1,997,151	1,551,208
Accrued interest payable	4,899	416,774
Notes payable in default	-	871,082
Due to related parties	-	-
Notes payable	435,000	80,000
Current portion of long-term debt	180,000	180,000

Total Current Liabilities	2,826,128	4,051,571

LONG TERM LIABILITIES

Long-term operating lease liabilities	-	-
Note Payable	4,788,177	4,788,177

Total Long-term liabilities	4,788,177	4,788,177

Total Liabilities	7,614,304	8,839,748

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 367,847,125 (including 20,000,000 shares held in escrow) 262,251,320 issued and 347,847,125 and 262,251,320 outstanding, respectively at 9/30/23 and 12/31/22	347,846	262,251
Additional paid-in-capital	337,646,675	256,976,102
Accumulated (Deficit)	(327,741,955)	(247,730,858)

Total Stockholders’ Equity	10,252,567	9,507,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,866,871	$18,347,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For The Three and Nine Months Ended
	September 30,
	2023	2022	2023	2022

REVENUES, net	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	70,077	67,516	270,646	252,906
Compensation and professional fees	1,442,729	1,038,236	64,413,406	2,193,213
Charitable Donations	570,000	372,500	17,430,000	1,155,000
Depreciation	267	267	803	1,428

Total Operating Expenses	2,083,073	1,478,519	82,114,855	3,602,547

OPERATING LOSS	(2,083,073)	(1,478,519)	(82,114,855)	(3,602,547)
OTHER INCOME (EXPENSES)

Unrealized Gain/(Loss) on sale of marketable securities	(1,000)	(42,000)	(9,000)	(105,000)
Settlement Fees	-	(275,000)	-	(275,000)
Gain/(loss) on sale of assets	-	-	50,000	22,291
Gain on settlement of debt	-	-	-	28,150
Debt forgiveness	2,092,272	-	2,092,272	-
Interest income	-	-	-	1,500
Interest expense	(1,500)	(12,109)	(29,514)	(82,925)

Total Other Income (Expenses)	2,089,772	(329,109)	2,103,758	(410,984)

LOSS BEFORE INCOME TAXES	6,699	(1,807,628)	(80,011,097)	(4,013,531)

INCOME TAX EXPENSE	-	-	-	-

COMPREHENSIVE LOSS	$6,699	$(1,807,628)	$(80,011,097)	$(4,013,531)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.01)	$(0.23)	$(0.02)

WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING, BASIC AND DILUTED	325,219,420	257,674,524	345,989,688	256,896,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2023, and 2022 (Unaudited)

	Preferred Stock		Common Stock			Additional	Retained	Total
	Shares	Amount	Shares	Amount		Capital	(Deficit)	Equity

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791		$235,151,209	$(234,155,911)	$1,251,090
Common stock issued for services			1,665,557	1,665		2,377,231		2,378,896
Common stock issued for charitable donations			250,000	250		409,750		410,000
Reversal of acquisition						(4,346,000)	18,255	(4,327,745)
Proceeds from exercise of warrants						8,875		8,875
Escrow release from acquisition						10,018,085		10,018,085
Common stock issued for notes payable, accrued interest, and accrued expenses			672,457	672		1,074,405		1,075,077
Imputed interest – loan						10,080		10,080
Net loss for the nine months ended September 30							(4,013,531)	(4,013,531)
Balance, September 30, 2022	1,000	$1	258,378,599	$258,378		$244,703,635	$(238,151,187)	$6,810,827

Balance, December 31, 2022	1,000	$1	262,251,320	$262,251		$256,976,102	$(247,730,858)	$9,507,496
Common stock issued for services			42,818,944	42,818		63,276,630		63,319,448
Common stock issued for charitable donations			11,750,000	11,750		17,418,250		17,430,000
Stock dividend			31,026,861	31,027	#	(31,027)		0
Imputed interest – loan						6,720		6,720
Net loss for the nine months ended September 30							(80,011,097)	(80,011,097)
Balance, September 30, 2023	1,000	$1	347,847,125	$347,846		$337,646,675	$(327,741,955)	$10,252,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For The Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(80,011,097)	$(4,013,531)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisition):
Depreciation	803	1,428
Stock issued for services	80,749,448	2,788,896
Imputed interest on loan	6,720	10,080
Gain on debt conversion	-	(28,150)
Gain on asset sales	(50,000)	(22,291)
Debt forgiveness	(2,092,272)	-
Loss on marketable securities	9,000	105,000
Change in operating assets and liabilities
Increase(Decrease) in accounts payable and accrued expenses	43,707	290,840
Increase in accounts payable and accrued expenses-related parties	445,943	591,328
Increase(Decrease) in accrued interest payable	22,178	72,759

Net Cash Used in Operating Activities	(875,570)	(203,641)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash returned in acquisition reversal BEC	-	(183,933)
Cash acquired in GTI acquisition from license acquisition	-	2,373
Cash from sale of assets	50,000	25,000

Net Cash Provided by (Used in) Investing Activities	50,000	(156,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder advance	-	-
Proceeds from note payable	355,000	50,000
Proceeds from warrants		8,875
Payments to officers and directors	-	(126,878)
Proceeds from officers and directors	-	350,000

Net Cash Provided by Financing Activities	355,001	281,997

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(470,569)	(78,203)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,320,164	359,143

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,849,595	$280,940

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock dividend	$31,027	$-
Debt converted to stock	$-	$1,075,077
Stock issued for asset acquisition	$-	$10,018,085

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

A) CONSOLIDATION

The accompanying consolidated financial statements have been prepared by Global Tech Industries Group, Inc. (“the Company”) without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2023, and the results of operations and cash flows for the three, six, and nine months then ended, have been made.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the period ended September 30, 2023, are not necessarily indicative of the operating results for what will be the full year ended December 31, 2022.

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

C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. On September 30, 2023 and December 31, 2022, $2,849,595 and $3,320,164 excess cash balances existed, respectively.

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

E) REVENUE RECOGNITION

The Company had no revenues during the three and nine months ended September 30, 2023 and 2022, however when revenues commence, the Company will recognize revenues in accordance with ASC 606, “Revenue from Contracts with Customers.” Revenue is recognized per our contract with our customers at a point of time when control of our products or services are transferred to our customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products, and after all our performance obligations have been met. The Company currently has no consulting revenues with performance obligations of hours expended on various projects with our customers pursuant to underlying contracts. If we subsequently determine that collection from any customer is not reasonably assured, we record an allowance for doubtful accounts and bad debt expense for all that customer’s unpaid invoices and cease recognizing revenue for continued services provided until cash is received.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of September 30, 2023, and December 31, 2022.

Marketable securities are reported at the quoted and listed market rates of the securities held at the period end.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3
Marketable Securities – September 30, 2023	$27,000	$-0-	$-0-
Marketable Securities – December 31, 2022	$36,000	$-0-	$-0-

H) BASIC AND DILUTED LOSS PER SHARE

The Company calculates earnings per share in accordance with ASC 260, “Earnings Per Share.” Basic loss per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share gives effect to dilutive convertible securities, options, warrants and other potential common stock outstanding during the period; only in periods in which such effect is dilutive and there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Three Months Ended
	September 30,
	2023	2022
Loss (numerator)	$6,699	$(1,807,628)
Shares (denominator)	325,219,420	257,674,524
Basic and diluted loss per share	$0.00	$(0.01)

For the nine ended September 30, 2023, and 2022, and there were no potentially dilutive securities to consider in the fully diluted earnings per share calculation.

	For the Nine Months Ended
	September 30,
	2023	2022
Loss (numerator)	$(80,011,097)	$(4,013,531)
Shares (denominator)	345,989,688	256,896,506
Basic and diluted loss per share	$(0.23)	$(0.02)

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 3 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities. During the nine months ended September 30, 2023, the Company recorded a loss of $(9,000) which consisted of unrealized gains (losses) by marking to market, the value of the shares held. For the nine months ended September 30, 2022, the Company recorded an unrealized loss of $(105,000). The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 4 – FIXED ASSETS

Depreciation expense for the nine months ended September 30, 2023, and 2022 was $803 and $1,428, respectively.

Fixed assets consist of the following:

	September 30, 2023	December 31, 2022
Equipment	$3,214	$3,214
Furniture and fixtures	-	-
Total fixed assets	3,214	3,214
Accumulated Depreciation	(3,214)	(2,411)
Net fixed assets	$0	$803

NOTE 5 – LICENSES –

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

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS

Accrued Payables and Accrued Expenses – Related Parties

Related party payables and accrued expenses totaled $1,997,151 and $1,551,208 on September 30, and December 31, 2022. These totals are detailed as follows:

Due to related parties advances consists of cash advances and expenses paid by Mr. Reichman to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. As of September 30, 2023, and December 31, 2022, these amounts totaled $58,204 and $270,649.

The accrued officer wages for the three months ended September 30, 2023, and 2022 are $200,000 and $137,000, respectively. The balance of accrued wages due to the officers on September 30, 2023, and December 31, 2022, are $1,832,500 and $1,232,500, respectively. Additionally, there is an expense account due to Mr. Reichman in total of $93,059 and $48,059 on September 30, 2023, and December 31, 2022.

GLOBAL TECH INDUSTRIES GROUP, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE

(c) NOTES PAYABLE

On November 29, 2022, the Company received cash from an individual in the amount of $50,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On September 30, 2023, accrued interest on this note totaled $2,521 respectively.

On December 5, 2022, the Company received cash from an individual in the amount of $30,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On September 30, 2023, accrued interest on this note totaled $1,478, respectively.

On January 1, 2023, the Company had legal fees paid directly from an individual in the amount of $20,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. On September 30, 2023, accrued interest on this note totaled $900, respectively.

In connection with the acquisition of the License Agreement, the Company executed a Promissory Note in the amount of $5,044,610, bears interest at 2.168%, is payable quarterly in graduating amounts over a 5-year period and is unsecured. On December 31, 2020, the Note Holder agreed to delay the interest accrual until 2023 and delayed the quarterly installments. As of September 30, 2023, the balance on this loan was $4,968,177.

The Company has debt obligations on the note as follows:

Year Due	Amount

2024	187,388
2025	487,480
2026	794,133
2027	1.107.489
Thereafter	2,391,687

Total	4,968,177

NOTE 8 - STOCKHOLDERS’ EQUITY (DEFICIT)

ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2023, the Company issued 89,468,526 shares of common stock with a fair market value of $80,749,448 for services rendered. Directors were issued 37,060,714 shares with a total value of $55,195,071 to related parties. A total of 9,630,951 shares issued for services performed during the period including legal, IR services, IT and consulting services valued at $8,124,377. Medical advisory and service related to a 501c charitable organization received 11,750,000 shares valued at $17,430,000. All non director services performed were from outside, unrelated third parties. The Company issued 31,026,861 shares of common stock as a stock dividend on April 29,2023.

During the nine months ended September 30, 2022, the Company issued 2,588,014 shares of common stock with a fair market value of $2,786,981. The services performed during the quarter were, legal, IR services, IT and consulting services for art procurement, medical advisory and service related to a 501c charitable organization. All services performed were from outside, unrelated third parties.

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

NOTE 10 – SUBSEQUENT EVENTS

On October 29, 2023 the Company lifted the restriction from the 10% stock dividend shares that were issued to shareholders of record on April 15, 2023 through a blanket legal opinion filed with Liberty Stock Transfer Co., Inc.

As of November 13,2023, the acquisition shares for the AI Commerce shares acquisition have been issued and are currently being held in escrow.

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

The Company was incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. In 1990, Western Exploration, Inc. changed its name to Nugget Exploration, Inc. On November 10, 1999, a wholly-owned subsidiary of Nugget Exploration, Inc., Nugget Holdings Corporation merged with and into GoHealthMD, Inc., a Delaware corporation. Shortly thereafter, Nugget Exploration, Inc. changed its name to GoHealthMD, Inc. a Nevada corporation. On August 18, 2004, GoHealthMD, Inc., the Nevada Corporation, changed its name to Tree Top Industries, Inc. On July 7, 2016, Tree Top Industries, Inc. changed its name to Global Tech Industries Group, Inc. TTI Strategic Acquisitions and Equity Group, Inc., G T International, Inc., Classroom Salon Holdings, LLC , and Gold Transactions International, Inc. continue to exist as subsidiaries of the Company. Not all subsidiaries are active.

On March 17, 2021, the Company’s Board of Directors approved the distribution of Warrants to holders of its common stock to purchase additional shares of stock. On March 22, 2021, Global Tech Industries Group, Inc., (“GTII”) a Nevada corporation, entered into a warrant agreement with Liberty Stock Transfer Agent (“Liberty”), whereby Liberty agreed to act as GTII’s warrant agent in its distribution of warrants to the Company’s shareholders (each, a “Warrant”). All shareholders of record on April 1, 2021, were issued 0.10 of a Warrant per share of Common Stock held of record by such holder; however, no fractional Warrants were issued. The Warrants were issued on or about April 8, 2021. On August 27, 2021, the SEC deemed effective the Company’s registration statement on Form S-1, registering the shares of common stock underlying the warrants. Each full Warrant was exercisable into one share of GTII’s common stock at an exercise price of $2.75. The Warrants expired on April 8, 2023. Manhattan Transfer Registrar Co. acted as co-agent with Liberty. The Warrants did not have a cashless exercise provision.

On June 28, 2021, the Company increased its authorized shares of common stock to 550,000,000.

On May 26, 2022, the Company increased its authorized shares of common stock to 750,000,000.

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

On May 4, 2023, the Company received a letter from Wildfire stating that it no longer wanted to move forward with the agreement and the two Companies agreed to mutually part ways.

On June 2, 2023, the Company retained Sichenzia Ross to assist the Company in updating and completing its current reporting requirements, as well as on other corporate matters.

On June 9, 2023, the Company signed a Memorandum of Understanding, (“MOU”) with AI Commerce Holdings, LLC, to negotiate for the purpose of acquiring AI Commerce Group, LLC.

On August 20, 2023, the Company signed a Membership Interest Purchase Agreement, (“MIPA”) with AI Commerce Holdings, LLC (“AI Holdings”) to purchase AI Commerce Group, LLC., (“AI”). The closing is scheduled to take place after the completion of a two-year PCAOB audit, at which time, AI will become a wholly-owned subsidiary of the Company. The aggregate consideration payable by the Company under the MIPA will be an amount in cash equal to Twenty Million (20,000,000) shares of common stock (the “Acquisition Shares”) of the Company, which AI shall cause the Company and its transfer agent to deliver into escrow at the closing.

Employees

As of September 30, 2023, the Company employs two individuals in executive positions.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022:

There were no revenues generated during the three months ended September 30, 2023, or 2022. Our operating expenses increased from $1,478,519 in 2022 to $2,083,073 in 2023. The increase was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting and directors fees. The Company issued $1,768,473 in stock during the third quarter 2023 as compared to $1,197,798 for the same quarter of 2022. Our interest expense decreased to $1,500 for the three months ended September 30, 2023, from $12,109 for the three months ended September 30, 2022. We also had unrealized loss from our marketable securities of $(1,000) for the three months ended September 30, 2023, compared to a loss of $(42,000) for the three months a year earlier.

Our net loss decreased by $1,842,477 from $(1,807,628) in the third quarter 2022 to an income of $34,489 in the first quarter 2023. The primary reason for this increase was the write off of $2,092,272 that is no longer payable. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

Results of Operations for the Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022:

There were no revenues generated during the nine months ended September 30, 2023, or 2022. Our operating expenses increased from $3,602,547 in 2022 to $82,114,855 in 2023. The increase was primarily the result of an increase in professional services including investor relations, IT, legal, accounting and consulting and directors fees. The Company issued $80,749,448 in stock during the nine months of 2023 as compared to $2,788,896 for the same period of 2022. Our interest expense decreased to $29,514 for the nine months ended September 30, 2023, from $82,925 for the nine months ended September 30, 2022. We also had unrealized loss from our marketable securities of $(9,000) for the nine months ended September 30, 2023, compared to a loss of $(105,000) for the nine months a year earlier.

Our net loss increased by $75,997,566 from $(4,013,531) in the first three quarters 2022 to a loss of ($80,011,097) in the first three quarters of 2023. The primary reason for this increase was the increase in stock for services issued. We expect that our losses will continue until we are able to establish a consistent revenue source and finalize our projected acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2023, we had cash on hand of $2,849,595 compared to $3,320,164 on December 31, 2022. Cash used by our operations was $875,570 during the nine months ended September 30, 2023, compared to cash used of $203,641 during the nine months ended a year earlier. Cash provided by related parties totaled $355,000 and during the nine months ended September 30, 2023. Total cash used for operations during the nine months ended September 30, 2023, was $470,569. We anticipate that we will have a negative cash flow from our operations for 2023. We will attempt to raise capital through the sale of our common stock or through debt financing,

Any remedy to our current lack of liquidity must take into account all the foregoing liabilities. Global Tech intends to expand and develop its new acquisition operating activities to generate significant cashflow to allow it to pay its current obligations and settle its remaining obligations. Capital raise plans are under consideration but it cannot be assured that they will materialize in the current economic environment. Currently, Global Tech is without adequate financing or liquid assets. Global Tech’s financial condition, short term liquid assets less short term liabilities would leave the company with $50,467 in assets, not enough to fund ongoing operations and could cause Global Tech to default on other obligations as recorded under our liabilities.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of September 30, 2023.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were shares of common stock issued for legal, marketing, and other professional services rendered by the Company to consultants in the aggregate amount of 89,468,526 shares during the nine months ended September 30, 2023, with a value of $80,749,448. Additionally, 37,210,714 shares were issued to related parties with a fair market value of $61,958,821.

ITEM 3. NONE

ITEM 4. OTHER INFORMATION

Not Applicable

ITEM 5. EXHIBITS

3. Exhibits

EXHIBIT NO.	DESCRIPTION

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2023	GLOBAL TECH INDUSTRIES GROUP, INC.

	By:	/s/ David Reichman
David Reichman, Chairman of the Board, Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

