Form 10-K
period 2023-12-31
GLOBAL TECH INDUSTRIES GROUP, INC.
filed 2024-04-16
CIK 356590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of common stock held by non-affiliates of the registrant was approximately $98,634,714 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (computed by reference to the last sale price of a share of the registrant’s common stock the last day of the registrant’s second fiscal quarter as reported by Financial Industry Regulatory Authority Bulletin Board).

The number of shares of the registrant’s common stock outstanding on March 31, 2024 was 369,900,857.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Global Tech Industries Group, Inc.”, “we,” “us,” “our,” “our Company”, “the Company” and “GTII”.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS

Corporate History

The Company was incorporated in 1980 under the laws of the State of Nevada under the name of Western Exploration, Inc. Western Exploration, Inc., a Nevada corporation, was formed on July 24, 1980. On February 5, 1981, the Articles of Incorporation (the “Articles”, as amended) were amended, and the name of the corporation was changed to Nugget Exploration, Inc. On October 15, 1998, the Articles were amended and the number of authorized shares of stock, par value $0.01 was reduced from 50,000,000 to 5,000,000. The number of issued shares, originally 30,106,000, became approximately 97,117 after the 310-to-1 reverse stock split. On October 7, 1999, the Articles were amended and the number of common shares of authorized stock was increased to 25,000,000, par value $0.01. On January 24, 2000, the Articles were amended, and the Company changed its name to GoHealthMD, Inc. On August 30, 2004, the Articles were amended, and the Company’s name was changed to Tree Top Industries, Inc., the number of common shares of authorized stock was increased to 75,000,000 with a par value of $0.001, and the number of directors was changed from three to five. On November 20, 2007, the Articles were amended and the number of common shares of authorized stock was increased to 350,000,000 with a par value of $0.001, and blank check preferred stock was authorized in the number of 50,000, with a par value of $0.001. On December 28, 2011, the Articles were amended and the number of common shares of authorized stock was increased to 1,000,000,000, with a par value of $0.001. On November 15, 2012, the Articles were amended and the number of common shares of authorized stock was reduced to 10,000,000 shares with a par value of $0.001. The number of issued shares, originally 924,357,300, became approximately 9,243,573 after the 100-to-1 reverse stock split. On April 16, 2016, the Articles were amended through a Certificate of Change to change the number of authorized common shares through a 10 to 1 forward split to 100,000,000 shares. The number of shares, originally 9,243,573 became approximately 92,435,730 after the forward split. On July 6, 2016, through a Certificate of Change, 1,000 shares of the blank check preferred stock were designated as Series A preferred shares of stock and given the requisite powers of Series A preferred stock. On July 6, 2016, the Articles were amended to change the Company name from Tree Top Industries, Inc. to Global Tech Industries Group, Inc. The trading symbol was changed from TTII to GTII. On July 6, 2016, the Articles were amended to increase the authorized shares of common stock from 100,000,000 to 350,000,000 with a par value of $0.001. On June 28, 2021, the Articles were amended to increase the authorized shares of common stock from 350,000,000 to 550,000,000. On May 26, 2022, the Articles were amended to increase the authorized stock from 550,000,000 to 750,000,000.

Business Overview & Recent Developments

As an organization, GTII’s primary goal is to increase shareholder value through the acquisition of companies with significant growth opportunities. Our investment strategy to achieve this goal is based on four principles: (i) quality acquisitions, (ii) opportunistic industries, (iii) portfolio diversification and (iv) conservative financing.

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

Also on January 10, 2022, GTII executed an irrevocable gift agreement with Icahn School of Medicine at Mount Sinai for the donation of 250,000 shares of the Company’s common stock over each of the next three years, inclusive of 2024.

On January 17, 2022, GTII executed a memorandum of understanding with TCG Gaming B.V., a Netherlands based metaverse development company, for the lease of a plot of virtual land in the TCG World metaverse. Due to the conditions in the cryptocurrency marketplace, the Company has put this project on hold.

On January 18, 2022, GTII’s subsidiary, Classroom Salon Holdings, LLC, executed a membership interest purchase agreements, as well as assignments of membership interests, resulting in the acquisition of 100% of Classroom Salon, LLC, a Pennsylvania limited liability company. On February 22, 2022, Classroom Salon, LLC, executed an amended and restated license agreement with Carnegie Mellon University. On February 25, 2022, Classroom Salon Holdings, LLC completed its requisite two-year, PCAOB audit. As of the current date, certain closing deliverables have not been provided by Classroom Salon, LLC., and the Company is working to resolve these final issues.

On March 9, 2022, GTII executed a non-binding Letter of Intent with Wildfire Media Corp, relating to the acquisition of the assets and liabilities of 1-800-Law-Firm, PLLC, a Delaware Corporation. On May 25, 2022, the Company and Wildfire Media Corp had signed a follow-up term sheet which had established the acquisition price and other more formal terms and conditions under which the parties may conclude the anticipated final transaction, under a definitive agreement which has yet to be established.

On July 28, 2022, FINRA sent a ‘deficiency notice’ pursuant to FINRA rule 6490, whereby its Department of Market Operations determined that the Company’s request to pay a dividend to its shareholders was deficient. It based this finding on the fact that the Depository Trust & Clearing Corporation (DTCC) has declined to facilitate or process the distribution of the Shibu Inu Tokens to GTII shareholders holding shares in CEDE & Co, which is a substantial portion of GTII’s outstanding common shares. The Company, in preparation for the distribution of this digital dividend, purchased one billion Shibu Inu Tokens and set them aside to be distributed. The Company also sold its interest in www.beyondblockchain.us to Alt5 Sigma in anticipation of that company processing the distribution of the digital dividend to all shareholders who opened a digital wallet on Beyond Blockchain, or other digital platforms, including Etherium and Bitcoin. There is currently no method of passing these tokens through to brokerage account holders to match out transfer agent records and the company is of the opinion that DTCC should be able to develop a process to distribute this dividend, and it is therefore in the process of evaluating whether or not to appeal FINRA’s decision. In the meantime, the distribution of tokens will not be undertaken at this time.

On July 28, 2022, FINRA declined to effectuate the Company’s request to pay a digital dividend to its shareholders. FINRA determined that the Company action was deficient because the Depository Trust & Clearing Corporation (DTCC) is unable to process the digital dividend distribution to GTII shareholders holding shares in CEDE & Co, which is a substantial percentage of its shareholders.

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

On September 20, 2022, the Company and Michael Bruk and Russ Kirzhner, tentatively agreed to settle a dispute between them, paying each lender $100,000 and the lenders making a charitable contribution of the shares to the Epstein Memorial Charity. The dispute arose subsequent to April 4, 2021, when the Company issued the lenders shares of the Company’s common stock, which it intended to be payment in full of the outstanding balances of the Loans. A dispute subsequently arose among the parties regarding the exact loan pay-off amount. The parties are currently negotiating the terms of a settlement agreement. Accordingly, the settlement remains subject to the parties finalizing the settlement agreement and closing the proposed settlement transactions.

On October 31, 2022, the Company had extended the term of its share exchange agreement with Wildfire Media, for the purpose of allowing the requisite two-year PCAOB audit to continue, until December 16, 2022.

On November 11, 2022, the Company signed a mutual settlement agreement with Michael Bruk and Ruslan Kirzhner, whereby the Company paid back loans of $100,000 to Mr. Bruk and $100.000 to Mr. Kirzhner and they in turn donated 70,865 and 64,940 shares of stock respectively, to the Hans and Rosy Epstein Memorial Committee. The Company and the respective parties agreed to mutually disengage all previous business, legal and technical associations.

On November 14, 2022, the Company signed a Technology Agreement and a Sponsor/Advisor agreement with Horizin Fintex (“Horizon”) for the purpose of facilitating the admission of the tokenized common stock of the Company to the Upstream/MERJ exchange. As part of the agreement, Horizon would assist in the compilation and presentation of the documents and affirmations that must accompany an application for inclusion to the Upstream/MERJ exchange. As of December 31, 2023, the Company’s application is completed and still open, in spite of the agreement having been terminated.

On December 2, 2022, the Company signed an agreement with ShareIntel Services, Inc. (“ShareIntel”) to gather and provide information to the Company regarding the ownership, sales, purchases and custory of the Company’s common stock by individuals, institutions, broker-dealers, and clearing agents for the purpose of supplying the Company the information needed to mount a potential lawsuit regarding alleged naked shorting of the Company’s common stock in 2021 and 2022. As of December 31, 2023, the lawsuit had yet to be filed due to insufficient evidence provided by ShareIntel.

On December 7, 2022, the Company had completed and filed its application to list the Company’s token offering on the Upstream/MERJ exchange. As of December 31, 2023, the Company had not yet proceeded with any plans to list the Company’s token offering. The token offering was meant to represent a fractional share of the value of the Company’s fine art, whereby certain minted tokens would be pegged to the total market value of the Company’s fine art collection with a market value of approximately $67,845. Had the Company proceeded with its token offering, shareholders as of the to be determined record date would have been entitled to receive one GFT Token for every 10 shares of GTII Common Stock beneficially held in their name.

On January 16, 2023, the Company again extended the term of its share exchange agreement with Wildfire Media, for the purpose of allowing the requisite two-year PCAOB audit to continue, until March 31, 2023.

On March 8, 2023, the Company was informed that Pinnacle Accountancy Group of Utah (“Pinnacle”), the Company’s independent, registered, public accounting firm, was not renewing its engagement with the Company. The Company has not had any disputes with Pinnacle regarding any matters. There had been no disagreements with Pinnacle on any matter of accounting principles or practices from the date of their engagement on March 9, 2020 through the years ending December 31, 2020 and 2021, the quarter ended September 30, 2022, nor through March 8, 2023.

On March 8, 2023, the Company engaged BF Borgers, CPA PC, as its independent accountant to provide auditing services going forward for the Company. Prior to such engagement, the Company had no consultations with B F Borgers, CPA PC.

On April 10, 2023, the Company received notice from the OTC Markets Group (the “OTC”) that its common shares would be moved from the OTCQB market to the OTC Pink market on April 11, 2023, due to continued concerns on the accuracy or adequacy of the Company’s disclosures, including its reporting of insider transactions and beneficial ownership. The Company’s common shares would continue to be quoted on the OTC Pink market.

On March 31, 2023 the Company again extended the term of its share exchange agreement with Wildfire Media, for the purpose of allowing the requisite two-year PCAOB audit to continue, until May 15, 2023.

On May 5, Wildfire Media Corp informed the Company by email, that it would not be moving forward with the planned acquisition by GTII.

On August 20, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with AI Commerce Group, LLC, a Puerto Rico limited liability company (the “AI Commerce”) and the members of AI Commerce (the “AI Members”), as identified in the Purchase Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will acquire from the AI Members all of the outstanding ownership interests in AI Commerce. The aggregate consideration payable by the Company under the Purchase Agreement will be an amount in cash equal to Twenty Million (20,000,000) shares of common stock (the “AI Acquisition Shares”) of the Company, which AI Commerce shall cause the Company and its transfer agent to deliver into escrow at the Closing (as defined in the Purchase Agreement). The Acquisition Shares shall be allocated proportionally to the AI Members based on their respective percentage ownership interest in the AI Membership Interests as set forth in Schedule A of the Purchase Agreement. As of the current date, certain closing deliverables have not been provided by AI Commerce and the Company is working to resolve these final issues.

Research and Development

Although the Company’s staff is limited, it continues to monitor new developments and any emerging technologies that it deems in line with its stated mission as an early-stage company, of acquiring new and innovative technologies in diverse industries.

Acquisition Principles

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Intellectual Property

We have no intellectual property such as patents or trademarks and, other than eight invention disclosures associated with Bio Energy Applied Technologies, Inc.

Employees

As of December 31, 2023, the Company employs two individuals in executive positions, Mr. David Reichman as Chief Executive Officer and Ms. Kathy Griffin as President.

Government Regulation

Government Regulation

We anticipate being subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of our anticipated Internet or e-commerce services. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, the provision of e-commerce payment services, unencumbered Internet communications, consumer protection, the provision of e-commerce payment services, unencumbered Internet access to our services, the design and operation of websites and the characteristics and quality of products and services. It is not clear how certain existing laws governing issues such as property ownership, libel and personal privacy apply to the Internet and e-commerce. Unfavorable regulations and laws could diminish the demand for our anticipated products and services and increase our costs of doing business. In addition, we may be subject to international trade agreements. We believe that we are in conformity with all applicable laws in the United States. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur.

Cost and Effects of Compliance with Environmental Laws

Compliance with federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment has not had a material effect upon our capital expenditures, earnings or competitive position. We believe the nature of our operations have little, if any, environmental impact. We therefore anticipate no material capital expenditures for environmental control facilities for our current fiscal year or for the near future.

Seasonality

Our operations are not expected to be affected by seasonal fluctuations, although our cash flow may be affected by fluctuations in the timing of cash receipts from customers.

ITEM 2. PROPERTIES

Currently, GTII does not lease, rent or own any property, other than its office located at 511 Sixth Avenue, Suite 800

New York, New York 10011, which acts only as a mail receipt center.

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

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of December 31, 2021, no ruling on that motion had been entered. As of December 2022, the parties entered in to a mutual resolution of the matter and On November 3, 2022, the Company entered into a settlement agreement with two separate private lenders, which provided for the settlement of all disputes and claims of the parties, including those arising in connection with the lenders’ loans to the Company (the “Settlement Agreement”). The transactions under the Settlement Agreement closed on November 8, 2022. On January 30, 2023, the Company issued 227,284 shares of restricted common stock to International Monetary and the matter was closed.

On November 29, 2022, the Company retained the legal services of the Christian Levine Law Group to commence a lawsuit against certain broker dealers whom the Company believed had illegally manipulated its share price. On October 23, 2023, the Company and certain broker dealers signed a settlement agreement, whereby the Company received $50,000 and the parties mutually agreed to end the litigation.

On May 1, 2023 the Company issued 4,000,000 shares of restricted common stock to Mr. Alan Shinderman, which effectively closed the GoFun litigation.

On July 11, 2023, the matter with Mr. David Wells was closed, as 135,000 shares of common stock were transferred by the transfer agent to Mr. Wells account, with 16,500 shares remaining with the transfer agent as of this writing.

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

Years Ended December 31, 2022 and 2023	High	Low
First Quarter ended March 31, 2022	$1.82	$1.30
Second Quarter ended June 30, 2022	$1.94	$0.90
Third Quarter ended September 30, 2022	$5.31	$0.43
Fourth Quarter ended December 31, 2022	$6.68	$0.50

First Quarter ended March 31, 2023	$2.98	$0.86
Second Quarter ended June 30, 2023	$1.84	$0.90
Third Quarter ended September 30, 2023	$1.37	$0.59
Fourth Quarter ended December 31, 2023	$0.94	$0.37

As of February 29,31, 2024, there were approximately 1,947 record holders of GTII common stock, not including shares held in “street name” in brokerage accounts. As of February 29, 2024, there were approximately369,900,857 shares of GTII’s common stock issued and outstanding on record.

Dividends

On April 28, 2023, GTII declared a stock dividend in the form of one restricted common share for every ten shares of common stock held as of the dividend record date of April 15, 2023.

Per a press release issued on April 28, 2023, GTII had announced that it had officially begun the process of issuing shares of its common stock to all shareholders who held shares as of April 15, 2023. Any shareholder who held GTII shares, either at Liberty Stock Transfer, Inc. (“Liberty”) the Company’s transfer agent, or in their name with a broker/dealer or brokerage firm, were issued one share of restricted common stock for every ten shares then held. Liberty will issue shares to shareholders, which will automatically be added to shareholder totals on the shareholder list. Shares will also be issued to the Depository Trust Company (DTC), and shareholders who hold shares in brokers/dealers or brokerage firms were invited to contact them directly to ensure their shares are properly added into their brokerage account.

On October 25, 2023, attorney Warren R. Markowitz, ESQ. had issued a blanket opinion letter (the “Opinion”), attached hereto as Exhibit A, as to the lifting of the restrictive covenant that the subject Shares were issued with. The lifting of the restrictive legend is applicable to those shareholders requiring a holding period of six months from the date of issuance. Notwithstanding the Opinion which had been issued, the Company expects the brokerage firms to deposit shareholders’ stock dividend shares on or around April 28, 2024.

Transfer Agent and Registrar

The transfer agent and registrar for GTII’s common stock is Liberty Stock Transfer, Inc. The Company email address is: Liberty Stock Transfer Co., Inc., 788 Shrewsbury Avenue, Suite 2163, Tinton Falls, NJ 07724. (732)-372-0707.

Repurchases of Our Securities

The Company did not buy back any of their own stock during 2023 or 2022.

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2023, compared to the Year Ended December 31, 2022:

During the 2023 and 2022 fiscal years, we generated $0 in revenues. Our total operating expenses increased from $13,117,530 in 2022 to $83,094,531 in 2023. The increase was primarily the result of the increase in stock-based compensation to our professionals. General and administrative expenses increased from $434,547 in 2022 to $436,499 in 2023, a slight increase of $1,952, mostly due to the due to inflation. Compensation to officers, medical contributions, and service fees to professionals increased by $14,7800,872 in 2023. Additionaly there were directors fees paid for multiple years of $55,195,071 in 2023 Expenses were $12,681,286 in 2022 and $82,657,229 in 2023 and the increase was due mostly to increases in share-based compensation. Depreciation expense decreased by $894, to $803 from $1,697 from the prior year. Other onetime items impacting our 2023 financial results include an impairment expense of $14,990,277 of our Gold License owned by our subsidiary. Our subsidiary also wrote off a receivable from its joint venture of $1,631,768. During 2023 the company wrote off old notes payable and associated interest to entities that no longer were in existence creating a debt foregiveness income of $2,092,272.

Our net loss increased by $84,311,579 to $97,882,781 in 2023 from $13,571,202 in 2022, due to the increased stock-based compensation in 2023.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2023, we had cash on hand of $1,238,564 compared to $3,320,164 on December 31, 2022. We used cash in our operations of $4,367,601 in 2023 compared to $488,276 in 2022, a $3,879,325 increase. We (paid) raised net $1,881,000 and $151,821 from related party loans in 2023 and 2022, respectively. We anticipate that we will have an increase in our cash flow from continuing operations with the acquisition made during the year. We have sufficient cash on hand on December 31, 2023, to cover our negative cash flow. We will attempt to increase our operating activities with our acquisition operations in 2024, and possibly raise capital through the sale of our common stock or through debt financing.

CONTRACTUAL OBLIGATIONS

The Company has contractional obligations with numerous independent service providers.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s has included a “Going Concern Qualification” in their report for the year ended December 31, 2023. In addition, the Company has net losses and negative working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital and/or debt financing. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” may make it substantially more difficult to raise capital.

Potential Impact of COVID-19

The COVID-19 pandemic and government steps to reduce the spread and address the impact of COVID-19 have had and continue to have an impact on the way people live, work, interact and shop. While the impact of COVID-19 on our business has largely abated at this time, uncertainties continue. We may experience certain disruptions to our supply chain due to COVID-19, which have impacted and may continue to impact sales of and consumer access to our products. In addition, we have experienced changes in the purchasing patterns of our customers, including a shift in many markets to purchasing our products online. COVID-19 may continue to impact consumers’ behavior, shopping patterns and consumption preferences.

While we currently expect to be able to continue operating our business as described above, uncertainty resulting from COVID-19 could result in unforeseen additional disruptions to our business, including our global supply chain and retailer network, and/or require us to incur additional operational costs.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Global Tech Industries Group, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

April 12, 2024

Global Tech Industries Group, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,238,564	$3,320,164
Marketable securities	20,000	36,000
Prepaids and other current assets	17,634	-

Total Current Assets	1,276,198	3,356,164

PROPERTY, PLANT & EQUIPMENT
Fixed Assets (net)	-	803
Total Property. Plant and Equipment	-	803

OTHER ASSETS
License	(0)	14,990,277

Total Other Assets	(0)	14,990,277

TOTAL ASSETS	$1,276,198	$18,347,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$206,313	$952,507
Accounts payable and accrued expenses-related parties	809,315	1,551,208
Accrued interest payable	33,327	416,774
Notes payable in default	-	871,082
Due to related parties	1,881,000	-
Notes payable	435,000	80,000
Current portion of long-term debt	180,000	180,000

Total Current Liabilities	3,544,955	4,051,571

LONG TERM LIABILITIES

Long-term operating lease liabilities	-	-
Note Payable	4,788,177	4,788,177

Total Long-term liabilities	4,788,177	4,788,177

Total Liabilities	8,333,132	8,839,748

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.001, 50,000 authorized, 1,000 issued and outstanding	1	1
Common stock, par value $0.001 per share, 750,000,000 shares authorized; 369,025,857 (including 20,000,000 shares held in escrow) at 12/31/2023 and 262,251,320 issued and outstanding, respectively at 12/31/2022	349,025	262,251
Additional paid-in-capital	338,207,679	256,976,102
Accumulated (Deficit)	(345,613,639)	(247,730,858)

Total Stockholders’ Equity	(7,056,934)	9,507,496

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,276,198	$18,347,244

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Operations

	For The Years Ended December 31,
	2023	2022

REVENUES, net	$-	$-

OPERATING EXPENSES

General and administrative	436,499	434,547
Compensation and professional fees	10,536,158	4,695,550
Directors fees related party	54,691,071	-
Charitable Donations	17,430,000	7,985,736
Depreciation	803	1,697

Total Operating Expenses	83,094,531	13,117,530

OPERATING LOSS	(83,094,531)	(13,117,530)
OTHER INCOME (EXPENSES)

Impairment expense	(14,990,277)	-
Unrealized Gain/(Loss) on sale of marketable securities	(16,000)	(105,000)
Settlement Fees	-	(275,000)
Gain/(loss) on sale of assets	50,000	4,447
Gain on stock conversion	-	28,150
Bad debt expense	(1,631,768)	-
Debt foregiveness	2,092,272	-
Finance cost	(206,910)	-
Interest income	-	1,500
Interest expense	(85,567)	(107,769)

Total Other Income (Expenses)	(14,788,250)	(453,672)

LOSS BEFORE INCOME TAXES	(97,882,781)	(13,571,202)

INCOME TAX EXPENSE	-	-

COMPREHENSIVE LOSS	$(97,882,781)	$(13,571,202)

BASIC AND DILUTED LOSS PER SHARE	$(0.30)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	330,924,503	257,287,675

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statement of Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Preferred Stock		Common Stock			Additional	Retained	Total
	Shares	Amount	Shares	Amount		Capital	(Deficit)	Equity

Balance, December 31, 2021	1,000	$1	255,790,585	$255,791		$235,151,209	$(234,155,911)	$1,251,090
Common stock issued for services			1,713,674	1,714		3,763,244		3,764,958
Common stock issued for charitable donations and research			2,887,273	2,887		8,027,849		8,030,736
Revesal of acquisition						(4,345,999)	18,255	(4,327,744)
Proceeds from exercise of warrants			1,187,331	1,187		3,274,015		3,275,202
Escrow release from acquisition						10,018,085		10,018,085
Common stock issued for notes payable, accrued interest, and accrued expenses			672,457	672		1,074,259		1,074,931
Imputed interest – loan						13,440		13,440
Net loss for the twelve months ended December 31							(13,593,202)	(13,593,202)
Balance, December 31, 2022	1,000	$1	262,251,320	$262,251		$256,976,102	$(247,730,858)	$9,507,496

Balance, December 31, 2022	1,000	$1	262,251,320	$262,251		$256,976,102	$(247,730,858)	$9,507,496
Common stock issued for services			43,997,676	43,997		63,837,633		63,881,630
Common stock issued for charitable donations			11,750,000	11,750		17,418,250		17,430,000
Stock dividend			31,026,861	31,027	#	(31,027)		0
Imputed interest – loan						6,720		6,720
Net loss for the twelve months ended December 31							(97,882,781)	(97,882,781)
Balance, December 31, 2023	1,000	$1	349,025,857	$349,025		$338,207,679	$(345,613,639)	$(7,056,934)

The accompanying notes are an integral part of these consolidated financial statements.

Global Tech Industries Group, Inc.

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(97,882,781)	$(13,593,202)
Adjustments to reconcile net loss to net cash used in operating activities (net of acquisition):
Depreciation	803	1,697
Stock issued for services and donations	26,620,558	11,797,694
Stock issued for directors fees related party	54,691,071	-
Imputed interest on loan	6,720	13,440
Gain on debt conversion	-	(28,150)
Gain on asset sales	(50,000)	(4,447)
Debt foregivess	(2,092,272)	-
Loss on marketable securities	16,000	127,000
Impairment expense	14,990,277	-
Change in operating assets and liabilities
(Increase)/Decrease is prepaid expenses	(17,634)	-
Increase(Decrease) in accounts payable and accrued expenses	40,944	307,529
Increase in accounts payable and accrued expenses-related parties	(741,893)	808,166
Increase(Decrease) in accrued interest payable	50,606	81,997

Net Cash Used in Operating Activities	(4,367,601)	(488,276)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash returned in acquisition reversal BEC	-	(183,933)
Cash acquired in GTI acquisition from license acquisition	-	2,373
Cash from sale of assets	50,000	75,000

Net Cash Provided by (Used in) Investing Activities	50,000	(106,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from subsidiary shareholder advance	1,881,000	-
Proceeds fron note payable	355,000	130,000
Proceeds from warrants		3,274,035
Payments to officers and directors	-	(198,179)
Proceeds from officers and directors	-	350,000

Net Cash Provided by Financing Activities	2,236,001	3,555,856

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,081,600)	2,961,021

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,320,164	359,143

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,238,564	$3,320,164

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock held in escrow	$-	$10,000
Debt converted to stock	$-	$1,075,077
Stock issued for asset acquisition	$-	$10,018,085

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS

As an organization, GTII’s primary goal is to increase shareholder value through the acquisition of companies with significant growth opportunities. Our investment strategy to achieve this goal is based on four principles: (i) quality acquisitions, (ii) opportunistic industries, (iii) portfolio diversification and (iv) conservative financing.

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

On January 18, 2022, GTII’s subsidiary, Classroom Salon Holdings, LLC, executed a membership interest purchase agreements, as well as assignments of membership interests, resulting in the acquisition of 100% of Classroom Salon, LLC, a Pennsylvania limited liability company. On February 22, 2022, Classroom Salon, LLC, executed an amended and restated license agreement with Carnegie Mellon University. On February 25, 2022, Classroom Salon Holdings, LLC completed its requisite two-year, PCAOB audit.

On March 9, 2022, GTII executed a non-binding Letter of Intent with Wildfire Media Corp, relating to the acquisition of the assets and liabilities of 1-800-Law-Firm, PLLC, a Delaware Corporation. On May 25, 2022, the Company and Wildfire Media Corp had signed a follow-up term sheet which had established the acquisition price and other more formal terms and conditions under which the parties may conclude the anticipated final transaction, under a definitive agreement which has yet to be established.

On July 28, 2022, FINRA sent a ‘deficiency notice’ pursuant to FINRA rule 6490, whereby its Department of Market Operations determined that the Company’s request to pay a dividend to its shareholders was deficient. It based this finding on the fact that the Depository Trust & Clearing Corporation (DTCC) has declined to facilitate or process the distribution of the Shibu Inu Tokens to GTII shareholders holding shares in CEDE & Co, which is a substantial portion of GTII’s outstanding common shares. The Company, in preparation for the distribution of this digital dividend, purchased one billion Shibu Inu Tokens and set them aside to be distributed. GTII also sold its interest in www.beyondblockchain.us to Alt5 Sigma in anticipation of that company processing the distribution of the digital dividend to all shareholders who opened a digital wallet on Beyond Blockchain, or other digital platforms, including Etherium and Bitcoin. There is currently no method of passing these tokens through to brokerage account holders to match out transfer agent records and the company is of the opinion that DTCC should be able to develop a process to distribute this dividend, and it is therefore in the process of evaluating whether or not to appeal FINRA’s decision. In the meantime, the distribution of tokens will not be undertaken at this time.

On July 28, 2022, FINRA declined to effectuate the Company’s request to pay a digital dividend to its shareholders. FINRA determined that the Company action was deficient because the Depository Trust & Clearing Corporation (DTCC) is unable to process the digital dividend distribution to GTII shareholders holding shares in CEDE & Co, which is a substantial percentage of its shareholders.

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

On September 20, 2022, the Company and Michael Bruk and Russ Kirzhner, tentatively agreed to settle a dispute between them, paying each lender $100,000 and the lenders making a charitable contribution of the shares to the Epstein Memorial Charity. The dispute arose subsequent to April 4, 2021, when the Company issued the lenders shares of the Company’s common stock, which it intended to be payment in full of the outstanding balances of the Loans. A dispute subsequently arose among the parties regarding the exact loan pay-off amount. The parties are currently negotiating the terms of a settlement agreement. Accordingly, the settlement remains subject to the parties finalizing the settlement agreement and closing the proposed settlement transactions.

On October 31, 2022, the Company had extended the term of its share exchange agreement with Wildfire Media, for the purpose of allowing the requisite two-year PCAOB audit to continue, until December 16, 2022.

On November 11, 2022, the Company signed a mutual settlement agreement with Michael Bruk and Ruslan Kirzhner, whereby the Company paid back loans of $100,000 to Mr. Bruk and $100.000 to Mr. Kirzhner and they in turn donated 70,865 and 64,940 shares of stock respectively, to the Hans and Rosy Epstein Memorial Committee. The Company and the respective parties agreed to mutually disengage all previous business, legal and technical associations.

On November 14, 2022, the Company signed a Technology Agreement and a Sponsor/Advisor agreement with Horizin Fintex (“Horizon”) for the purpose of facilitating the admission of the tokenized common stock of the Company to the Upstream/MERJ exchange. As part of the agreement, Horizon would assist in the compilation and presentation of the documents and affirmations that must accompany an application for inclusion to the Upstream/MERJ exchange.

On December 4, 2022, the Company signed an agreement with ShareIntel Services, Inc. (“ShareIntel”) to gather and provide information to the Company regarding the ownership, sales, purchases and custory of the Company’s common stock by individuals, institutions, broker-dealers, and clearing agents for the purpose of supplying the Company the information needed to mount a potential lawsuit regarding alleged naked shorting of the Company’s common stock in 2021 and 2022.

On December 7, 2022, the Company had completed and filed its application to list a tokenized version of the Company’s common stock on the Upstream/MERJ exchange. As of December 31, 2023, the Company had not yet proceeded with any plans to list the tokenized version of the Company’s common stock.

On March 8, 2023, the Company was informed that Pinnacle Accountancy Group of Utah (“Pinnacle”), the Company’s independent, registered, public accounting firm, was not renewing its engagement with the Company. The Company has not had any disputes with Pinnacle regarding any matters. There had been no disagreements with Pinnacle on any matter of accounting principles or practices from the date of their engagement on March 9, 2020 through the years ending December 31, 2020 and 2021, the quarter ended September 30, 2022, nor through March 8, 2023.

On March 8, 2023, the Company engaged BF Borgers, CPA PC, as its independent accountant to provide auditing services going forward for the Company. Prior to such engagement, the Company had no consultations with BF Borgers, CPA PC.

On April 10, 2023, the Company received notice from the OTC Markets Group (the “OTC”) that its common shares would be moved from the OTCQB market to the OTC Pink market on April 11, 2023, due to continued concerns on the accuracy or adequacy of the Company’s disclosures, including its reporting of insider transactions and beneficial ownership. The Company’s common shares would continue to be quoted on the OTC Pink market.

On August 20, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with AI Commerce Group, LLC, a Puerto Rico limited liability company (the “AI Commerce”) and the members of AI Commerce (the “AI Members”), as identified in the Purchase Agreement, pursuant to which, upon the terms and subject to the conditions set forth therein, the Company will acquire from the AI Members all of the outstanding ownership interests in AI Commerce. The aggregate consideration payable by the Company under the Purchase Agreement will be an amount in cash equal to Twenty Million (20,000,000) shares of common stock (the “AI Acquisition Shares”) of the Company, which AI Commerce shall cause the Company and its transfer agent to deliver into escrow at the Closing (as defined in the Purchase Agreement). The Acquisition Shares shall be allocated proportionally to the AI Members based on their respective percentage ownership interest in the AI Membership Interests as set forth in Schedule A of the Purchase Agreement.

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

  C) CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained with major financial institutions in the U S. Deposits held with these banks at times exceed $250,000 of insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes that it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2023 and December 31, 2022, there were excess cash balances of $1,238,564 and $3,320,164, respectively.

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

  H) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, and current assets and liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying value of notes payable approximates fair value because negotiated terms and conditions are consistent with current market rates as of December 31, 2023 and 2022.

Marketable securities are reported at the quoted and listed market rates of the securities held at the year end.

The following table presents the Company’s Marketable securities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 31, 2023 and 2022:

	Level 1	Level 2	Level 3
Marketable Securities – 2023	$20,000	$-0-	$-0-
Marketable Securities – 2022	$36,000	$-0-	$-0-

  I) BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

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

	For the Years Ended
	December 31,
	2023	2022
Loss (numerator)	$(97,882,781)	$(13,593,202)
Shares (denominator)	330,924,503	257,287,675
Basic and diluted loss per share	$(0.30)	$(0.05)

  J) RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

  K) MARKETABLE SECURITIES

The Company purchases marketable securities and engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded at fair value with changes in fair value included in earnings. Interest and dividends are included in net Interest Income.

NOTE 3 – RELATED PARTY TRANSACTIONS

Accrued Payables and Accrued Expenses – Related Parties

Related party payables and accrued expenses totaled $809,315 and $1,551,208 on December 31, 2023 and December 31, 2022. These totals are detailed as follows:

Due to related parties advances consists of cash advances and expenses paid by Mr. Reichman to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. As of December 31, 2023, and December 31, 2022, these amounts totaled $107,525 and $270,649.

The accrued officer wages for the years ended December 31, 2023, and 2022 are $200,000 and $137,000, respectively. The balance of accrued wages due to the officers on December 31, 2023, and December 31, 2022, are $551,902 and $1,232,500, respectively. Additionally, there is an expense account due to Mr. Reichman in total of $0 and $48,059 on December 31, 2023, and December 31, 2022.

NOTE 4 – FIXED ASSETS

Depreciation expense for the years ended December 31, 2023, and 2022 was $803 and $1,697, respectively.

Fixed assets consist of the following:

	2023	2022
Computer equipment	$3,214	$3,214
Total fixed assets	3,214	3,214
Accumulated Depreciation	(3,214)	(2,411)
Net fixed assets	$-	$803

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

At the close of the December 31, 2023 fiscal year, the Company did an impairment analysis of the acquisition and it was determined that a full impairment of the License valuation had incurred of $14,990,277. This has the effect of lowering the license asset acquired identified in the table below from $14,990,277 to $0. The adjusted value is now recorded on our balance sheet as of December 31, 2023.

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

On June 4, 2021, the Company purchased another piece of fine art, an Andy Warhol gelatin silver print of Bianca Jagger on a white horse taken by Warhol at the famed Studio 54 (the “Warhol Print”) for $31,905. The Company had intended to digitalize both pieces of fine art and issue an NFT to shareholders as a dividend, therefore, the fine art has been characterized as an other asset-not purchased for re-sale, but rather to be held for the long term. Both pieces of Fine Art were sold in two installments resulting in a gain of $4,447 in December of 2022 and a gain of $50,000 in January of 2023.

NOTE 7 - NOTES PAYABLE

On November 29, 2022, the Company received cash from an individual in the amount of $50,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. As of December 31, 2023 and 2022, accrued interest on this note totaled $2,521 and $271, respectively.

On December 5, 2022, the Company received cash from an individual in the amount of $30,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. As of December 31, 2023 and 2022, accrued interest on this note totaled $1,478 and $128, respectively.

On January 1, 2023, the Company had legal fees paid directly from an individual in the amount of $20,000 as a loan bearing interest at 5%, with a term of 12 months of the date received. As of December 31, 2023, the accrued interest on this note totaled 900.

In connection with the acquisition of the License Agreement, the Company executed a Promissory Note in the amount of $5,044,610, bears interest at 2.168%, is payable quarterly in graduating amounts over a 5-year period and is unsecured. On December 31, 2020, the note holder agreed to delay the interest accrual until 2024 and delayed the quarterly installments. As of December 31, 2023, the balance on this loan was $4,968,177.

Future maturities of notes payable are as follows:

Year Ending December 31,

2023	$180,000
2024	344,330
2025	714,795
2026	1,093,359
2027	2,635,693
Thereafter	-
Total	$4,968,177

On September 30, 2023, the Company wrote off $871,082 in old notes payable that were no longer viable as well as $434,053 in accrued interest that was being calculated on those notes.

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

Deferred tax assets and the valuation account are as follows:

	2023	2022
Deferred tax assets:
NOL carryover	$16,435,467	$6,007,156
Valuation allowance	(16,435,467)	(6,007,156)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 21% to pretax income from continuing operations for the years ended December 31, 2023, and 2022.

The components of income tax expense are as follows:

	2023	2022

Book loss	$(97,882,781)	$(13,593,202)
Stock based compensation	81,311,629	11,536,941
Non-deductible expenses	19,685	14,901
Unrealized/Realized gains or losses on Securities (net)	16,000	(127,000)
Change in NOL valuation allowance	16,435,467	216,861
	$-	$-

The Company currently has no issues creating timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty of the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate. A provision for income taxes has not been made due to net operating loss carry-forwards of $16,435,467 and $6,007,156 as of December 31, 2023, and 2022, respectively, which may be offset against future taxable income. No tax benefit has been reported in the financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2023	2022

Beginning balance	$6,007,156	$3,508,211
Additions based on tax positions related to current year	10,435,467	330,584
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$16,435,467	$6,007,156

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes. As of December 31, 2023, and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are for the years ended December 31, 2023, 2022, 2021, 2020, 2019 and 2018.

NOTE 9 – STOCKHOLDERS’ DEFICIT

A)	NUMBER OF SHARES AUTHORIZED

The Board of Directors has authorized 750,000,000 shares of common stock to be issued at a par value of $0.001. As of December 31, 2023 and December 31, 2022, 369,025,857 and 262,251,320 shares of common stock are issued and outstanding, respectively.

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

During 2016, the Board of Directors authorized the issuance of 1,000 shares of Series A Preferred Stock to David Reichman, the Company’s CEO. Mr. Reichman has advanced significant capital and expended significant time to the Company without compensation. As an effort to give Mr. Reichman security for his advances, the 1,000 shares of preferred were issued. The Series A Preferred Shares have the following features attached:

1)	Non-participating in the dividends to the Common Shareholders
2)	No Liquidation Preference
3)	Voting Rights to include: the right to vote in an amount equal to 51% of the total vote with respect to any proposal relating to (a) increasing the authorized share capital of the Company, (b) effecting any forward stock split of the Company’s authorized, issued or outstanding shares of capital stock, and (c) any other matter subject to a shareholder vote.

4)	The shares have no conversion rights
5)	The shares are transferable.
6)	Redemption Rights: The Series A shares shall be automatically redeemed upon (a) Mr. Reichman ceases to serve as an officer or director of the Company, (b) on the date that the Company’s shares or common stock first trade on any national securities exchange

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

On January 25, 2023, the Board of Directors authorized the issuance of 21,288,187 shares for services valued at $31,932,281 the market price of the shares upon authorization.

On January 25, 2023, the Board of Directors authorized the issuance of 8,432,848 shares for services valued at $12,649,272 the market price of the shares upon authorization.

On January 25, 2023, the Board of Directors authorized the issuance of 3,323,565 shares for services valued at $4,985,348 the market price of the shares upon authorization.

On January 25, 2023, the Board of Directors authorized the issuance of 3,416,114 shares for services valued at $5,124,171 the market price of the shares upon authorization.

On January 25, 2023, the Board of Directors authorized the issuance of 21,288,187 shares for services valued at $31,932,281 the market price of the shares upon authorization.

On January 25, 2023, the Board of Directors authorized the issuance of 8,000,000 shares for medical advisory, charitable and other services valued at $12,000,000 the market price of the shares upon authorization.

On January 30, 2023, the Board of Directors authorized the issuance of 227,284 shares for services valued at $379,564 the market price of the shares upon authorization.

On February 16, 2023, the Board of Directors authorized the issuance of 250,000 shares for services valued at $175,000 the market price of the shares upon authorization.

On March 7, 2023, the Board of Directors authorized the issuance of 3,000,000 shares for medical advisory, charitable and other services to multiple recipients valued at $3,860,000 the market price of the shares upon authorization.

On March 31, 2023, the Board of Directors authorized the issuance of 80,650 shares for services to multiple recipients valued at $147,590 the market price of the shares upon authorization.

On April 14, 2023, the Board of Directors authorized the issuance of 4,000,000 shares for services valued at $6,560,000 the market price of the shares upon authorization.

On April 29, 2023, the Company issued shares for a stock dividend totaling 31,026,961 shares.

On June 30, 2023, the Board of Directors authorized the issuance of 204,573 shares for services to multiple recipients valued at $167,750 the market price of the shares upon authorization.

On August 7, 2023, the Board of Directors authorized the issuance of 600,000 shares for medical advisory, charitable and other services to multiple recipients valued at $504,000 the market price of the shares upon authorization.

On August 31, 2023, the Board of Directors authorized the issuance of 575,000 shares for services to multiple recipients valued at $368,250 the market price of the shares upon authorization.

On September 29, 2023, the Board of Directors authorized the issuance of 115,132 shares for services valued at $87,500 the market price of the shares upon authorization.

On September 29, 2023, the Board of Directors authorized the issuance of 750,000 shares for medical advisory, charitable and other services to multiple recipients valued at $570,000 the market price of the shares upon authorization.

On September 29, 2023, the Company issued 20,000,000 shares which are being held in escrow with a designated attorney for a pending acquisition.

On September 29, 2023, the Board of Directors authorized the issuance of 305,591 shares for services to multiple recipients valued at $238,723 the market price of the shares upon authorization.

On November 2, 2023, the Board of Directors authorized the issuance of 200,000 shares for services valued at $128,000 the market price of the shares upon authorization.

On November 30, 2023, the Board of Directors authorized the issuance of 200,000 shares for services valued at $104,000 the market price of the shares upon authorization.

On December 1, 2023, the Board of Directors authorized the issuance of 200,000 shares for services valued at $84,800 the market price of the shares upon authorization.

On December 29, 2023, the Board of Directors authorized the issuance of 578,732 shares for services to multiple recipients valued at $245,382 the market price of the shares upon authorization.

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

No ESOP shares were issued for the 2023 or 2022 years.

WARRANTS

On March 22, 2021, GTII entered into a warrant agreement with Liberty Stock Transfer Agent (“Liberty”), whereby Liberty agreed to act as GTII’s warrant agent in its offering of warrants to GTII’s shareholders (each, a “Warrant”). All shareholders of record on April 1, 2021, were issued 0.10 of a Warrant per share of Common Stock held of record by such holder. This agreement created 23,364,803 warrants to the shareholders of the Company as a dividend valued at $57,689,800, and recorded as a decrease in retained earnings with the offsetting entry to paid in capital. The Warrants were issued on April 8, 2021. Each full Warrant shall be exercisable into one share of GTII’s common stock at an exercise price of $2.75. Manhattan Transfer Registrar Co. shall act as co-agent with Liberty. On July 27, 2021, the Company filed an Amended Registration Statement to register the warrants to be free trading when exercised. The Warrants expired on April 8, 2023.

2022 Warrants
Assumptions:
Assumptions applicable to stock options issued
Risk-free interest rate	25-%
Expected lives (in years)	2
Expected stock volatility	266-%
Dividend yield	-

Warrant transactions are as follows:

		Average	Weighted Average	Weighted Aggregate
		Exercise	Remaining	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2022	23,361,723	$2.75	1.25 yrs	$57,681,330
Granted	-	-	-	-
Exercised	(1,187,331)	2.75	-	(3,265,160)
Forfeited	-	-	-	-
Outstanding at December 31, 2022	23,361,723	$2.75	.25 yrs	$54,416,170
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(23,361,723)	2.75	-	(54,416,170)
Outstanding at December 31, 2023	-	$-	.04 yrs	$-

H)	OTHER

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

On July 28, 2022, FINRA sent a ‘deficiency notice’ pursuant to FINRA rule 6490, whereby its Department of Market Operations determined that the Company’s request to pay a dividend to its shareholders was deficient. It based this finding on the fact that the Depository Trust & Clearing Corporation (DTCC) has declined to facilitate or process the distribution of the Shibu Inu Tokens to GTII shareholders holding shares in CEDE & Co, which is a substantial portion of GTII’s outstanding common shares. The Company, in preparation for the distribution of this digital dividend, purchased one billion Shibu Inu Tokens and set them aside to be distributed. It also sold its interest in www.beyondblockchain.us to Alt5 Sigma in anticipation of that company processing the distribution of the digital dividend to all shareholders who opened a digital wallet on Beyond Blockchain, or other digital platforms, including Etherium and Bitcoin. There is currently no method of passing these tokens through to brokerage account holders to match out transfer agent records and the company is of the opinion that DTCC should be able to develop a process to distribute this dividend, and it is therefore in the process of evaluating whether or not to appeal FINRA’s decision. In the meantime, the distribution of tokens will not be undertaken at this time.

On July 28, 2022 FINRA declined to effectuate the Company’s request to pay a digital dividend to its shareholders. FINRA determined that the Company action was deficient because the Depository Trust & Clearing Corporation (DTCC) is unable to process the digital dividend distribution to GTII shareholders holding shares in CEDE & Co, which is a substantial percentage of its shareholders.

On November 14, 2022, the Company signed a Technology Agreement and a Sponsor/Advisor agreement with Horizin Fintex (“Horizon”) for the purpose of facilitating the admission of the tokenized common stock of the Company to the Upstream/MERJ exchange. As part of the agreement, Horizon would assist in the compilation and presentation of the documents and affirmations that must accompany an application for inclusion to the Upstream/MERJ exchange. As of December 31, 2023, the Company’s application is completed and still open, in spite of the agreement having been terminated.

Also on January 10, 2022, GTII executed an irrevocable gift agreement with Icahn School of Medicine at Mount Sinai for the donation of 250,000 shares of the Company’s common stock over each of the next three years, inclusive of 2022.

NOTE 10- COMMITMENTS AND CONTINGENCIES

None

B)	LITIGATION

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

On August 16, 2021, the Company filed an action against David Wells, in the United States District Court for the Southern District of New York (Case 1:21-cv-06891) seeking injunctive relief and relinquishment of 150,000 shares held in the name of David Wells. As of December 31, 2023, David Wells has not yet filed an answer to the Company’s complaint. On November 11, 2021, David Wells filed an action against GTII in the United States District Court for the District of Nevada,(Case 2:21-cv-02040) claiming a violation of the duty to register transfer of shares. As of December 31, 2021, the parties were engaged in briefing jurisdictional motions.

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

In the interim, on September 16, 2021, International Monetary filed an action against the Company in Clark County, Nevada (Case No: A-21-841175-B) alleging breach of contract and breach good faith and fair dealing, as well as a request for declaratory relief, and temporary restraining order and preliminary injunction. On September 30, 2021, the Company filed a notice of removal of the action to the United States District Court for the District of Nevada (Case 2:21-cv-01820), as well as a request for a temporary restraining order enjoining International Monetary from taking any action to remove the restrictive legend shares from Company shares held in its name. On October 14, 2021, International Monetary filed a motion to strike the petition for removal. As of December 31, 2021, no ruling on that motion had been entered. As of December 2022, the parties entered in to a mutual resolution of the matter and On November 3, 2022, the Company entered into a settlement agreement with two separate private lenders, which provided for the settlement of all disputes and claims of the parties, including those arising in connection with the lenders’ loans to the Company (the “Settlement Agreement”). The transactions under the Settlement Agreement closed on November 8, 2022.

On November 29, 2022, the Company retained the legal services of the Christian Levine Law Group to commence a lawsuit against certain broker dealers whom the Company believed had illegally manipulated its share price. On October 23, 2023, the Company and certain broker dealers signed a settlement agreement, whereby the Company received $50,000 and mutually agreed to end the litigation.

On May 1, 2023 the Company issued 4,000,000 shares of restricted common stock to Mr. Alan Shinderman, which effectively closed the GoFun litigation.

On July 11, 2023, the matter with Mr. David Wells was closed, as 135,000 shares of common stock were transferred by the transfer agent to Mr. Wells’ account, with 16,500 shares remaining with the transfer agent as of this writing.

B)	CONTINGENCIES

None.

NOTE 11 - MARKETABLE SECURITIES

The Company has acquired various shares of Marketable Securities over the past several years and engages in trading activities for its own account. The Company’s marketable securities are listed on various exchanges with readily determinable fair value per the guidance of ASC 321, “Investments – Equity Securities.” The fair value of these shares on December 31, 2023, and 2022 amounted to $20,000 and $36,000, respectively. All realized gains and losses and unrealized gains and losses are recorded in earnings. For the year ended December 31, 2023, the Company recorded a net loss of $16,000 in unrealized losses. For the year ended December 31, 2022, the Company recorded a net loss of $127,000 which consisted of unrealized losses. The Company does not hold any equity securities that do not have readily available fair values, therefore no impairment analysis or other methods to determine value are used.

NOTE 12 – ADVANCE RECEIVABLES

During the fourth quarter 2023, the Company’s subsidiary advanced $1,631,768 into its subsidiary, Gold Transactions International’s joint venture gold program. The License Agreement held by Gold Transactions International gives them access to a network of private entities and asset managers, wherein various financial activities are engaged, including the buy/sell and trading of gold-based products. The advance is a long-term receivable with an expected term of 5 years. No interest will be accrued on the advance since revenues are expected to be received on a quarterly basis as part of the joint venture agreement. With the impairment of the license asset in full it was determined to record a bad debt of $1,631,768 or the full amount of the receivable even though some payments may be subsequently collected on the balance.

NOTE 13 - SUBSEQUENT EVENTS

None.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The disclosure controls and procedures ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rule and forms; and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that our controls were not effective as of December 31, 2023.

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

For the year ended December 31, 2023, our management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management concluded that our internal control over financial reporting had material weaknesses and was not effective as of December 31, 2021. A material weakness is a deficiency, or combination thereof, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2023, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth information about our executive officers and directors:

Name	Age	Position
David Reichman	79	Chief Executive Officer and Chairman of the Board of Directors
Kathy M. Griffin	69	President and Director
Frank Benintendo	77	Secretary and Director
Donald Gilbert	87	Director and Chairman of Audit Committee

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

Board Committees

Audit Committee. Our board of directors has appointed an audit committee. During our fiscal year ended December 31, 2023, our audit committee is comprised of Donald Gilbert. Mr. Gilbert is the sole member of the Audit Committee. Our audit committee is authorized to:

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

Report of the Audit Committee

Our audit committee has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2023, with senior management. The audit committee has also discussed with BFBorgers CPA PC the Company’s independent registered public accounting firm, the matters required to be discussed by the statement on Auditing Standards No. 61, Communication with Audit Committees, and received the written disclosures and the letter from BFBorgers CPA PC, as required by Independence Standards Board Standard No. 1, Independence Discussion with Audit Committees. The audit committee has discussed with BFBorgers CPA PC, the independence of BFBorgers CPA PC as our auditors. Finally, in considering whether the independent auditors’ provision of non-audit services to us is compatible with the auditors’ independence for BFBorgers CPA PC, our audit committee has recommended to the board of directors that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for filing with the United States Securities and Exchange Commission. Our audit committee did not submit a formal report regarding its findings.

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

The Elements of David Reichman’s and Kathy Griffin’s Compensation Programs

Base Salary

Executive officer base salaries are based on job responsibilities and individual contribution. The board reviews the base salaries of our executive officers, including our Named Executive Officers, considering factors such as corporate progress toward achieving objectives (without reference to any specific performance-related targets) and individual performance experience and expertise. Additional factors reviewed by the board of directors in determining appropriate base salary levels and raises include subjective factors related to corporate and individual performance. For the year ended December 31, 2023 and 2022, all executive officer base salary decisions were approved by the board of directors.

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

Executive Officer Compensation

The following table sets forth the annual compensation for years ended December 31, 2023, and 2022 to our Chief Executive Officer and our President.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Reichman Chairman & CEO	2023	$600,000	-	-	-	-	-		$600,000

Kathy M. Griffin President	2023	$200,000	-	-	-	-	-		$200,000

David Reichman Chairman & CEO	2022	$525,000	-	-	-	-	-		$525.000

Kathy M. Griffin President	2022	$117,500	-	-	-	-	-		$117,500

Employment Agreements

Commencing on January 1, 2020, Mr. Reichman has been serving as the Chief Executive Officer of the Company and Chairman of the Board on a full-time basis. Mr. Reichman’s base salary is $600,000 per year. He is entitled to participate in all benefits that the Company has or will implement, including covering all of Mr. Reichman’s health insurance premiums. Mr. Reichman executed the Company’s standard Employment Confidentiality and Inventions Agreement.

Mrs. Griffin is serving as the President of the Company on a part-time basis. Mrs. Griffin’s base salary is $200,000 per year full time. She is entitled to participate in all benefits that the Company has or will implement, including covering all Mrs. Griffin’s health insurance premiums. Mrs. Griffin executed the Company’s standard Employment Confidentiality and Inventions Agreement

Option Exercises and Stock Vested

N/A

Director Compensation

No non-employee directors were paid any compensation for their services or reimbursement for their incidental expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2023, the number of and percent of our common stock beneficially owned by:

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

Common Stock Beneficially Owned
Name of Beneficial Owner	Shares	Percent
David Reichman	x	x
Kathy M. Griffin	x	x
Frank Benintendo	x	x
Donald Gilbert	x	x

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Notes Payable – Related Party

Related party payables and accrued expenses totaled $809,315 and $1,551,208 on December 31, 2023 and December 31, 2022. These totals are detailed as follows:

Due to related parties advances consists of cash advances and expenses paid by Mr. Reichman to satisfy the expense needs of the Company. The payables and cash advances are unsecured, due on demand and do not bear interest. As of December 31, 2023, and December 31, 2022, these amounts totaled $107,525 and $270,649.

The accrued officer wages for the years ended December 31, 2023, and 2022 are $200,000 and $137,000, respectively. The balance of accrued wages due to the officers on December 31, 2023, and December 31, 2022, are $551,902 and $1,232,500, respectively. Additionally, there is an expense account due to Mr. Reichman in total of $0 and $48,059 on December 31, 2023, and December 31, 2022.

Related Party Loans - Subsidiary

During the fourth quarter 2023, the previous shareholders of Gold Transactions International, Inc. (GTI), finalized a stock loan secured by their 6 million shares of the Company received in the acquisition of the subsidiary by the Company. Pursuant to the Stock Purchase Agreement, the shareholders were required to use the 6 million shares of the Company to obtain financing, through a stock loan secured by the shares. The proceeds of the financing was $1,881,000, and was accomplished through a required third party Trust, therefore, the loan agreement was between the Trust and the Lender, without attachment to the shareholders or GTI. The net funds were then advanced into the JV operations of GTI. The stock loan bears interest at 2.25%, and the first year interest was withheld from the proceeds of the loan in the amount of $42,323, is recorded as prepaid interest, and will be amortized over the first year. The loan term is 5 years and is accompanied with a purchase option agreement. The purchase option agreement gives GTI the option to purchase back the collateralized shares at the end of the term or choose to retain the funding. There is an automatic default and forfeiture of the shares if the stock price of the Company drops below $.60 per share. The loan is also a non-recourse loan, therefore if a default occurs, the lender has a right to use the collateral as security and payment for the loan but does not have the right to collect the loan balance from the borrowers. Subsequent to the funding, the Company’s stock price did close below $.60 and the default clause was executed. Therefore, the 6 million shares were taken by the lender to cover the loan, and no further payment of principal or interest will be required. The debt to the shareholders in the amount of $1,881,000 will continue to be in effect, with no further interest payments or accruals required.

Director Independence

We currently have two independent directors as that term is defined in Rule 4200 of Nasdaq’s listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billable to us by BFBorgers CPA PC for 2023 was $27,500 and audit fees billable to us by BFBorgers CPA, PC for 2022 was $25,000, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1. Financial Statements

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

[ ]	Consolidated Balance Sheets as of December 31, 2023, and 2022	14

[ ]	Consolidated Statements of Operations for the years ended December 31, 2023, and 2022	15

[ ]	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2023, and 2022	16

[ ]	Consolidated Statements of Cash Flows for the years ended December 31, 2023, and 2022	17

[ ]	Notes to Consolidated Financial Statements	18

2. Financial Statement Schedules

None

3. Exhibits

ITEM 16. EXHIBITS

3.1	Articles of Incorporation of Global Tech Industries Group, Inc., as amended (1)

3.2	By-Laws

10.1	Employment Agreement, dated October 1, 2007, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and David Reichman (3)

10.2	Employment Agreement, dated April 1, 2009, by and between Tree Top Industries Inc. and Kathy Griffin (4)

10.3	Bridge Loan Term Sheet, dated January 11, 2010, by and between TTII and GeoGreen Biofuels, Inc. (5)

10.4	Business and Financial Consulting Agreement, dated February 22, 2010, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Asia Pacific Capital Corporation (6)

10.5	Distribution Agreement, by and between GLOBAL TECH INDUSTRIES GROUP, INC. and NetThruster, Inc., dated February 9, 2011(7)

10.6	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Sky Corporation, doo, dated April 18, 2011 (8)

10.7	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Adesso Biosciences, Ltd, dated October 12, 2011(9)

10.8	Term Agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 1, 2012(10)

10.9	Mutual disengagement agreement by and between GLOBAL TECH INDUSTRIES GROUP, INC. and Stemcom, LLC d/b/a Pipeline Nutrition, dated March 23, 2012(11)

10.10	Asset purchase Agreement by and between TTII Oil & Gas, Inc. a subsidiary of GLOBAL TECH INDUSTRIES GROUP, INC. and American Resource Technologies, Inc. (12)

10.11	Letter of Intent Agreement, dated April 12, 2019, by and between Global Tech Industries Group, Inc., First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 12, 2019 (13)

10.12	Termination of a Letter of Intent Agreement, dated December 31, 2019, by and between Global Tech Industries Group, Inc. First Capital Master Advisor, LLC and GCA Equity Partners, executed on or before April 22, 2019(14)

10.13	Security Purchase Agreement, dated November 22, 2020, by and between Global Tech Industries Group, Inc. and Geneva Roth Remark Capital Holdings, Inc. (15)

10.14	Stock Purchase Agreement, dated February28, 2021 by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (16)

10.15	Warrant Agreement, dated March 22, 2021, by and between Global Tech Industries Group, Inc. and Liberty Stock Transfer Company, Inc. (17)

10.16	Binding Letter Agreement, dated March 23, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(18)

10.17	Stock Purchase Agreement, dated March 31, 2021, by and between Global Tech Industries Group, Inc. and Bronx Family Eye Care, Inc.(19)

10.18	Independent Contractor Agent Agreement, dated April 7, 2021, by and between Global Industries Group, Inc. and Mr. Ronald Cavalier (20)

10.19	Binding Letter Agreement, dated April 30, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (21)

10.20	Gold Transactions International, Inc. completed its official audit and filed its financial disclosures, as required by Stock Purchase Agreement, dated February 28, 2021, by and between Global Tech Industries Group, Inc. and Gold Transactions International, Inc. (22)

10.21	Binding Letter Agreement expanding business combination, dated May 26, 2021, by and between Global Tech Industries Group, Inc. and MyRetinaDocs, LLC (23)

10.22	Stock Purchase Agreement by and between Global Tech Industries Group, Inc and Trento Resources and Energy Corp, dated November 9, 2021 (24).

10.23	Membership Interest Purchase Agreement, dated January 18, 2022, between Ananda Gunawardena and Classroom Salon Holdings LLC (25)

10.24	Membership Interest Purchase Agreement, dated January 18, 2022, between Carnegie Mellon and Classroom Salon Holdings LLC (26)

10.25	Membership Interest Purchase Agreement, dated January 18, 2022, between Tommy Wang and Classroom Salon Holdings LLC (27)

10.26	Assignment of Membership Interest, dated January 18, 2022, Ananda Gunawardena to Classroom Salon Holdings LLC (28)

10.27	Assignment of Membership Interest, dated January 18, 2022, Carnegie Mellon to Classroom Salon Holdings LLC (29)

10.28	Assignment of Membership Interest, dated January 18, 2022, Tommy Wang to Classroom Salon Holdings LLC (30)

10.29	Asset Purchase Agreement, dated April 19, 2022, by and between Global Tech Industries Group, Inc. and Parabolic Tech DMCC (31)

10.30	Assignment and Assumption Agreement, dated April 19, 2022, by and between Global Tech Industries Group, Inc. and Parabolic Tech DMCC (32)

10.31	Intellectual Property Assignment, dated April 19, 2022, by and between Global Tech Industries Group, Inc. and Parabolic Tech DMCC (33)

10.32	Membership Interest Purchase Agreement between Global Tech Industries Group, Inc., AI Commerce Group, LLC and the members of AI Commerce Group LLC dated August 20, 2023 (34)

22.1	Subsidiaries

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

1)	Filed November 13, 2009, as an exhibit to a Form 10-Q and incorporated herein by reference.
Filed January 3, 2012, as an exhibit to an 8 – K and incorporated herein by reference.
Filed April 12, 2013, as an exhibit to an 8 – K and incorporated herein by reference.

(2)	Filed July 19, 2010, as an exhibit to a Form 10-K/A and incorporated herein by reference.

(3)	Filed November 7, 2007, as an exhibit to a Form 8-K and incorporated herein by reference.

(4)	Filed March 25, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(5)	Filed January 19, 2010, as an exhibit to a Form 8-K and incorporated herein by reference.

(6)	Filed July 19, 2010, as an exhibit to a Form 10-Q/A and incorporated herein by reference.

(7)	Filed February 9, 2011, as an exhibit to a Form 8-K and incorporated herein by reference.

(8)	Filed April 19, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(9)	Filed October 18, 2011, as an exhibit to a Form 8 - K and incorporated herein by reference.

(10)	Filed March 6, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(11)	Filed March 23, 2012, as an exhibit to a Form 8 – K and incorporated herein by reference.

(12)	Filed January 8, 2013, as an exhibit to a Form 8 – K and incorporated herein by reference.

(13)	Filed April 12, 2019, as an exhibit to a Form 8 – K and incorporated herein by reference.

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

(21)	Filed April 30, 2021, as an exhibit to a Form 8 – k and incorporated herein by reference

(22)	Filed May 13, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(23)	Filed June 6, 2021, as an exhibit to a Form 8 – K and incorporated herein by reference

(24)	Filed November 16, 2021, as an exhibit to a Form 8-K and incorporated herein by reference

(25)	Filed January 24, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(26)	Filed January 24, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(27)	Filed January 24, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(28)	Filed January 24, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(29)	Filed January 24, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(30)	Filed January 24, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(31)	Filed April 25, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(32)	Filed April 25, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(33)	Filed April 25, 2022, as an exhibit to a Form 8-K and incorporated herein by reference

(34)	Filed August 23, 2023, as an exhibit to a Form 8-K and incorporated herein by reference

EXHIBIT NO.	DESCRIPTION

(a)	Exhibits

3. Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL TECH INDUSTRIES GROUP, INC.

Dated: April 16, 2023	By:	/s/ David Reichman
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ David Reichman	Dated: April 16, 2023
David Reichman,
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

By:	/s/ Kathy M. Griffin	Dated: April 16, 2023
Kathy M. Griffin,
Director and President

By:	/s/ Donald Gilbert	Dated: April 16, 2023
Donald Gilbert,
Director & Audit Chair

